Form 10-K
period 2005-12-31
DOVER SADDLERY INC
filed 2006-03-30
CIK 1071625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(VERSION 15- 3/27/06)

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-51624
Dover Saddlery, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3438294
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
525 Great Road, Littleton, MA	01460
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code:
(978) 952-8062
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class
Common Stock, $0.0001 par value
          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer     ☐          Accelerated filer     ☐          Non-accelerated filer ☑
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
          At February 28, 2006, the aggregate market value of common stock held by non-affiliates of the Registrant was $45,669,096 based on the closing price ($9.00 per share) for the common stock as reported on The NASDAQ National Market on February 28, 2006.
          Shares outstanding of the Registrant’s common stock at March 27, 2006:     5,074,344
DOCUMENTS INCORPORATED BY REFERENCE
          Certain portions of the Proxy Statement for the Annual Meeting of Stockholders of Dover Saddlery, Inc. to be held on May 3, 2006, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2005, are incorporated by reference in Part III of this Form 10-K.

DOVER SADDLERY, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE Year Ended December 31, 2005

PART I

Item 1.	Business
          This Annual Report on Form 10-K, including the following discussion, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words “projected,” “anticipated,” “planned,” “expected” and similar expressions are intended to identify forward-looking statements. In particular, statements regarding retail store expansion and business growth are forward-looking statements. Forward-looking statements are not guarantees of our future financial performance, and undue reliance should not be placed on them. Our actual results, performance or achievements may differ significantly from the results, performance and achievements discussed in or implied by the forward-looking statements. Factors that cold cause such a difference include material changes to Dover Saddlery, Inc.’s business or prospects, in consumer spending, fashion trends or consumer preferences, or in general political, economic, business or capital market conditions and other risks and uncertainties, including but not limited to the other factors that are detailed in “Item 1A. Risk Factors.” See also “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We disclaim any intent or obligation to update any forward-looking statements.

The Company
We are a leading specialty retailer and the largest direct marketer of equestrian products in the U.S. For over 20 years, Dover Saddlery has been a premier upscale brand in the English-style riding industry. We sell our products through a multi-channel strategy, including catalogs, the Internet and retail stores. This multi-channel strategy has allowed us to use catalogs and our proprietary database of nearly two million names of equestrian enthusiasts as a primary marketing tool to increase catalog sales and to drive additional business to our e-commerce websites and retail stores.
          We offer a comprehensive selection of more than 5,800 products required to own, train and compete with a horse, costing from $1 to over $4,000. Our products fall into the following three main categories:

•	Saddles and tack;

•	Specialized apparel; and

•	Horse care and stable products.
          We have historically focused on the English-style riding market. Dover is known for providing the highest quality products for English-style riding, including premier brands such as Hermes, Ariat, Grand Prix, Mountain Horse, Passier and Prestige. We offer what we believe is the largest selection of exclusive and semi-exclusive equestrian products in the industry. To further broaden our offerings, we began selling into the Western-style riding market in 2002 under the Smith Brothers name.
          Our management team is highly experienced in both the direct marketing and retail channels with an average of more than 20 years of equestrian experience. Since Stephen Day acquired an ownership interest in Dover and joined as our President and Chief Executive Officer, he and the rest of the management team have grown annual revenues from $15.6 million to $62.7 million from 1998 through 2005. Prior to joining Dover, Mr. Day was responsible for building the only other national English-style equestrian products direct marketing and retail company, State Line Tack.

          We have positioned ourselves to capitalize on the synergies of combining catalog and Internet operations with a retail store channel. By marketing our products across integrated, multiple shopping channels, we have strengthened our brand visibility and brand equity, expanded our customer database and increased revenues, profits and market share. While our catalog has been our primary marketing vehicle to increase Internet and store traffic, each of our channels has reinforced the other and generates additional customers.
          Through our subsidiaries, we currently operate three retail stores under the Dover Saddlery name and one retail store under the Smith Brothers name. We have identified additional market locations throughout the U.S., which we believe are attractive for our planned retail store expansion and can allow us to capitalize on the highly fragmented nature of the retail equestrian products market and to take advantage of our strong brand name recognition. These additional locations have been identified using our proprietary mathematical store-optimization model, which selects the locations nationwide with the strongest potential and optimizes distances between stores to enhance revenue potential. Our initial targets are based on an optimization model of 50 locations, each utilizing one of three different store formats, depending on the location and revenue potential of the area. We believe that our proprietary mathematical store-optimization model assists us in locating potential retail sites and gives us a competitive advantage in finding optimal new store locations.
          Based on our experience to date with opening new retail stores in areas where we have a high level of existing direct customers, as well as the experience of other multi-channel retailers, we believe that expanding the number of retail store locations and focusing on our multi-channel business strategy are key to our continued success.
          Our mission is to grow our business by providing the most comprehensive offering of the highest quality, broadest range and most technically advanced equestrian tack, specialized apparel, horse care and stable products to serious equestrians, with a profitable and efficient operating model.
Our History
          Dover was founded in 1975 by Jim and David Powers who were top ranked English riding champions on the U.S. Equestrian team. Jim Powers was also a member of the 1972 U.S. Olympic equestrian team. The brothers aimed to bring their unique understanding of higher level equestrian competitive needs to better serve the industry’s customers. As a result of their focus on quality and premium positioning, Dover Saddlery has been a premier upscale brand in the English riding industry for over 20 years. The Powers opened our Wellesley, MA retail store in 1975 and began catalog operations in 1982.
          By 1998, our revenues had grown to approximately $15.6 million. In September 1998, Stephen Day, our current President and Chief Executive Officer and a veteran of the equestrian products direct marketing industry, and certain other new investors took a controlling interest in Dover. We launched our main website, www.doversaddlery.com, in 2000. In 2001, we moved our headquarters to Littleton, MA, and into a 68,000 square foot warehouse and office facility. Our second retail location under the Dover Saddlery name was opened in Hockessin, DE in 2002.
          Our management team has identified the large Western-style equestrian market as a growth opportunity and, in 2002, we acquired the Smith Brothers catalog and website, www.smithbrothers.com. In 2003, we also acquired rights in the Miller’s Harness brand for use in catalog and Internet sales to target entry-level and lower-cost equestrian products customers. In 2004, we opened a Smith Brothers store in Denton, TX.
          In April 2004, we expanded our Littleton, MA warehouse and office facility to 100,000 square feet and, in April 2005, we opened our third Dover Saddlery store in Plaistow, NH.

Competitive Strengths
          We believe that we are uniquely positioned in the equestrian tack, specialized apparel and horse care and stable products industry to grow through our multi-channel strategy. We believe that we have numerous competitive strengths, including:
          Experienced Management with a Track Record of Growth and Profitability: We were founded in 1975 and have a 30-year operating history. Stephen Day joined Dover after successfully building and growing another equestrian products catalog and retailer, State Line Tack. Our management team has extensive experience in direct marketing and retail as well as an average of more than 20 years of equestrian experience. Since Stephen Day became President and Chief Executive Officer in 1998, we have been profitable and have grown annual revenues from $15.6 million to $62.7 million, representing a compound annual rate of 22.0% through 2005.
          Established Brand in English-Style Riding Equipment and Apparel: We are known for offering the highest quality products, the most comprehensive selection and excellent customer service. Since our founding over 30 years ago by Jim and David Powers, we have built a reputation with a large and growing following in the equestrian products marketplace. Dover Saddlery is one of only two large nationally recognized retail brands in the English-style equestrian products industry and we believe our Dover Saddlery brand is a significant asset as we continue our retail store expansion and multi-channel growth strategy.
          Leading English-Style Equestrian Products Direct Marketer: With $53.4 million in 2005 revenues from our direct sales channel, we believe we hold the largest market share among equestrian products catalogers for equestrian tack, specialized apparel and horse care and stable products. The Dover Saddlery catalog is known by many customers as a leading source for English-style equestrian products and the Smith Brothers catalog is becoming a strong force in the Western-style riding market. As the largest direct marketer in the U.S. in the equestrian products industry, our leading position sets us apart from other retailers.
          Large, Detailed Customer Database: We believe that our proprietary database is one of the largest and most detailed in the industry. The database contains customers who have purchased from us within the last 12 months, including detailed purchasing history and demographic information of such customers, and the names and addresses of individuals who have requested our catalogs, as well as other individuals with equestrian interests. This is a key competitive advantage and business-planning tool. It is also a barrier to entry since it could take years and could be very costly to duplicate.
          Successful Multi-Channel Strategy: Our multi-channel strategy of using catalog, Internet and retail store sales channels has enabled us to capture customer data, achieve operational synergies, provide a seamless and convenient shopping experience for our customers, cross-market our products and reinforce our brand across channels. Through our sophisticated customer database, we have observed in the two Dover stores that were open during 2004 that multi-channel customers have bought, on average, nearly three times more products per year than single-channel customers. Our success in our Hockessin, DE store and our initial results from our recently opened Plaistow, NH store support our belief that an expanded retail presence is an attractive growth opportunity for us.
          Excellent Customer Service: Our Company-wide focus on exceptional customer service is integral to our success. We promote a culture of prompt, knowledgeable and courteous service and strive for a consistent customer experience across all channels of purchase. Over 90% of our customer service and sales representatives are horse enthusiasts. Additionally, our representatives receive ongoing product training from merchandise suppliers and internal product specialists. We also have a policy of offering customers a 100% satisfaction guarantee. We believe that our well-trained knowledgeable staff and our historical ability to fill approximately 95% of the items ordered within an average of 1.5 business days from our in-stock inventory are some of the reasons why we have had historically low return rates and high repeat customer rates.
          Attractive Customer Demographics: Dover Saddlery customers are primarily affluent females with a passion for the English-style riding sport. We believe them to be discerning, luxury oriented customers who often choose to buy from us because of the high quality offering and prestige of owning the premier brands. Based on demographic data available to us, we believe that more than two-thirds of households that own horses have incomes above the national median household income of $43,318. Our customer base has been very loyal as demonstrated by high repurchase rates.
          Significant Barriers to Entry: We enjoy significant barriers to entry including substantial costs of developing a useful customer database, efficient merchandising and fulfillment infrastructure, breadth of product offering and in-stock inventory levels, as well as the costs and time involved in building customer trust and brand recognition. The investments we have made in our brand, our customer and proprietary mathematical store-optimization model and inventory replenishment set us apart from others in the industry.
          Highly Fragmented Equestrian Products Market: The current marketplace for equestrian products is highly fragmented and mostly consists of small, one-location tack shops. There are approximately 10,000 different retailers in the U.S. selling equestrian products. Although there are a number of places to find equestrian products, there are no large companies focused on the English-style equestrian products market with any significant number of retail store locations with the exception of State Line Tack. We bring a level of merchandising, marketing, on-hand inventory and operational discipline that is unique in the industry.
          Broad and Distinctive Selection of High Quality, Need-based Products at Competitive Prices with Rapid Order Fulfillment Capability: We have feature-rich, need-based, functional offerings encompassing virtually every product necessary to own, train and compete with a horse. We differentiate ourselves from our competition by our vast breadth and depth of inventory, with more than 5,800 items comprising approximately 28,000 different SKUs. We offer products ranging from entry-level price points to the premium high-end. We carry premium brands, private label brands and non-branded products to meet the broad range of customer expectations and needs. Because a percentage of our products are characterized as “need-based” for the continued care of a horse, we believe that this contributes to a high degree of predictable buying patterns by our customers. In addition to this, approximately 85% of our products are non-obsolescent items. Closeouts at less than 20% gross margin represent approximately 1% of sales. This allows us to maintain our high levels of inventory with minimal impact on our profitability.
          Our large inventory has allowed us to ship approximately 95% of the items ordered within an average of 1.5 business days. We are also able to ship any product we offer to our retail stores within an average of 1.5 business days, effectively increasing our retail store inventory to match that of our Littleton, MA warehouse. This provides our customers with the ability to walk into any of our retail stores and access our entire product offering. Competitors who maintain only one or even a few stores are unable to match the breadth, depth and ready availability of our $10.1 million in total inventory.
Growth Strategies
          Having established ourselves as the largest direct marketer in the equestrian products market, we are continuing our strategy to capitalize on our strong brand equity, take advantage of our comprehensive customer database, achieve operational synergies, cross market products and provide a seamless and convenient shopping experience across channels. We have observed from the two Dover stores that were open in 2004 that our multi-channel customers have bought, on average, nearly three times more product per year than single-channel customers, and therefore a multi-channel model is a key part of our strategy to grow our revenues, profits and market share. Our growth strategy includes several key components.
          Open Dover Saddlery Retail Stores in Targeted Locations: We currently operate four retail stores, three under the Dover Saddlery name targeted at the English-style riding segment and one under the Smith Brothers name targeted at the Western-style riding segment. The equestrian products market is estimated at $5.7 billion, yet no national, equestrian products specialty retail chains exist and there are only a limited number of small, regional, multi-unit English equestrian products retailers. State Line Tack, which operates as a store within a store in selected PetSmart locations, is the only retailer of size. We have identified 50 initial locations throughout the U.S., which we believe are attractive for our initial retail store expansion and allow us to capitalize on the highly fragmented nature of the retail equestrian products market and our strong brand name recognition. These locations have been identified using our proprietary mathematical store-optimization model, which selects the locations nationwide with the strongest potential and optimizes distances between stores to enhance revenue potential. The model optimizes distances between stores with concentrations of current customers and recalibrates when actual stores are targeted and added. Our direct marketing operations have provided detailed customer data regarding location and sales performance that has given us the ability to plan and perform extensive site analysis. Our initial targets are based on an optimization model of 50 locations, each utilizing one of three different store formats, depending on the location and revenue potential of the area. We believe that our proprietary mathematical store-optimization model, which assists us in locating retail sites, should give us a competitive advantage in finding attractive locations.
          Expand our direct sales channel: Our catalog business drives traffic to our Internet and retail store channels. We typically mail over 5 million catalogs a year and had nearly 3.7 million unique visitors (based on unique daily visits) on our websites. We plan to expand our direct sales business through initiatives to existing and new customers. We seek to increase the number of customers and prospects that receive a catalog, increase the numbers of customers buying through our catalog or other channels and increase the amount each customer spends for our merchandise through the continued introduction of new products. We plan to continue to utilize web-based opportunities with promotional, targeted e-mails programs, refer-a-friend programs and on-line search engines. We intend to continue our practice of using banner advertising on qualified equestrian web sites, of having links to and from qualified equestrian web sites and of sending prospect e-mails to qualified equestrian e-mail lists.
          Enhance our product mix: We carry premium branded, private label branded and non-branded equipment and accessories with more than 5,800 items comprising approximately 28,000 different SKUs. We believe we have the largest collection of exclusive and semi-exclusive brands in the industry. We continually seek to expand our product offering to meet the needs of our customers and will seek to expand and enhance our product mix to increase revenues and the profitability of the business. Currently we offer a broad selection of products under the Dover and other trademarks. We believe that these products offer a great value to our customers who have come to trust our quality.
          Expand further in the Western-style equestrian products market: While it is difficult to track industry data, the number of Western-style riders is believed to be at least four times the number of English-style riders in the U.S. We entered the Western-style equestrian products market through our acquisition of Smith Brothers in 2002 and opened a Smith Brothers retail store in 2004. We intend to expand our direct marketing and, eventually, our retail store presence in Western-style riding.

Industry

Equestrian Products Market
          The North American market for equestrian tack, saddles, specialized apparel, grooming and healthcare products, horse clothing, equestrian-related media and other horse supplies is estimated by the American Horse Council at $7.6 billion for 2004. Although studies on the equestrian industry are informal, according to the Fountain Agricounsel USA Horse Industry Business Report 2004, in 2003, the total industry sales for the markets we target were $5.7 billion. A 2005 American Horse Council survey estimated that there are 9.2 million horses in the U.S.
          According to American Sports Data, over 5.6% of the U.S. population, or 16.8 million people, ride horses with an average of 21.7 participating days per year, which exceeds participation in other popular outdoor sports, such as downhill skiing at 4.6% and 6.3 days and mountain biking at 2.0% and 18.1 days. There are many indicators that point to the continued growth of the equestrian products industry. A study by NFO Research indicated that 10% of U.S. households are involved in riding, an additional 5% were involved at one time and 18% would like to become involved. There has also been a recent increase in the number of nationally televised programs dedicated exclusively to the equestrian viewer, such as Horse TV and Horsecity.com TV. The Equestrian Media Network has also been gaining traction with national television stations, which is expected to help increase the popularity of the equestrian products industry even further.
          There are very few dominant manufacturers and distributors, and no dominant retailers in the equestrian products industry, creating a highly fragmented market. Of the approximately 10,000 U.S. equestrian products retailers, we believe that a majority of them are too small to develop multiple sales channels, deep inventories, automated inventory-control systems, extensive customer databases and brand equity and are therefore unable to effectively control a significant portion of market share.

Direct Marketing
          Direct marketing is a fast-growing, dynamic industry that includes sales generated through direct mail and the Internet. Sales generated through catalogs, both offline and on the Internet, have grown at an annual rate of 9.3% since 1997. Total sales attributed to catalogs in the U.S. reached $143 billion in 2004, and the Direct Marketing Association (DMA) projects they will grow to over $169 billion by 2007. The DMA projects annual growth of sales attributed to catalogs of 5.7%, which will continue to outpace the overall projected retail sales growth of 4.5%.
          Sales from catalog retailing grew rapidly during the 1990s at an annual rate of approximately 10% — twice the rate of conventional retailing. This growth was driven by several factors, including the emergence of strong direct marketing brands (e.g., Dell Computer, Lands’ End, and L.L. Bean); consumers’ busier lifestyles, due in part to the substantial increase in the number of professional women; and the recent introduction of specialty catalogs tailored to niche audiences combined with more sophisticated mailing and customer targeting techniques.
          Established catalogers enjoy significant barriers to entry including substantial costs of developing useful customer databases, efficient merchandising and fulfillment infrastructure and consumer trust and brand recognition. The expense of acquiring, perfecting and maintaining an extensive and accurate customer database specific to each company’s target market is expensive, and such a database can take years to build to levels competitive with established catalogs.
          The Internet is a key driver of growing direct marketing sales. Industry research estimates that online sales in the U.S. reached $65.1 billion in 2004. As the price of personal computing declines and Americans become more technologically savvy, many are choosing to browse and buy over the Internet. Moreover, an increasing number of Internet users are turning to broadband service that allows faster, more convenient access to online shopping. Online retail sales are projected to grow 16% from 2004 to 2008, accounting for 5% of total U.S. retail sales by 2008.
          We believe that a large, highly fragmented industry with affluent, passionate horse enthusiasts presents us with the opportunity to use our reputation and multi-channel strategy to increase our market share and revenues in the future.
Customers
          Our English riding customers are primarily affluent females with a passion for the English riding sport. We believe them to be discerning, luxury-oriented customers who often choose to buy from us because of the high quality offering and prestige of owning the premier brands. Based on demographic data from the American Horse Council (AHC), we believe that more than two-thirds of households that own horses have incomes above the national median household income of $43,318 as reported by the 2003 U.S. Census. Our customer database provides for each customer a summary of the recency, frequency and monetary value of that customer’s orders as well as a detailed listing of each item the customer has ordered for the past five years. Our customers have been very loyal as demonstrated by high repurchase rates.
Our Multi-Channel Strategy
          Having established ourselves as the largest direct marketer of equestrian tack, specialized apparel and horse care and stable products in the U.S., we plan to continue our multi-channel retail strategy to capitalize on our strong brand equity, and utilize our customer database. This multi-channel strategy enables us to capture customer data, achieve operational synergies, provide a seamless and convenient shopping experience for our customers, cross-market our products and reinforce our brand across channels. We believe that our strategy is working. Through the data captured by our sophisticated customer database, we have determined that multi-channel customers buy, on average, nearly three times more product per year than customers who only purchase through a single channel. This is supported by the experiences of other successful multi-channel retailers such as Eddie Bauer and JC Penney. Eddie Bauer’s multi-channel customers spend, on average, approximately six times more than its single-channel customers and JC Penney’s multi- channel customers spend, on average, approximately five times more than its single-channel customers.
          Our multi-channel business model has several key elements:

•	Our catalogs are targeted marketing tools which we use to generate customers, gather customer demographic data, increase the visibility of the Dover Saddlery and Smith Brothers brands, increase visits to the Internet and drive traffic to our retail stores;

•	Utilize our large, information-rich customer database to cross-market our products, prospect for customers, forecast sales, manage inventory, tailor catalog mailings and plan for our retail store expansion; and

•	Use our proprietary mathematical store-optimization model to target the strongest markets nationwide and optimize store spacing for our retail location selection. Based on the latest customer data and actual store openings, our proprietary software maps out the entire country with our catalog sales and extrapolates ideal locations for our stores such that we can capture the greatest density of potential customers. The model is dynamic such that any change in a single location or number of total locations will impact site selection and estimated performance system wide.
          Based on research of other similar multi-channel concepts, we believe that, when mature, the natural channel balance of a multi-channel retailer tends to stabilize with 60% to 80% of the sales coming from the retail store channel. This retail purchasing preference on the part of consumers is even more pronounced in the equestrian industry. Research by Frank N. Magid Associates, Inc. indicates that 80% of tack customers shop at retail stores. Since we currently have just under 15% of our total revenues coming from retail stores, we believe that there is significant opportunity to continue to develop our multi-channel strategy and pursue our targeted retail store expansion. See “Retail Store Operations and Expansion.”
          Our experience from our Hockessin, DE store has shown that direct sales from customers within a 30-mile radius of the store exceeded levels prior to the store opening within two years of that store opening. Opening the Hockessin, DE store led to sales of approximately 150% compounded annual growth over the first two years at that store.
          Although our Wellesley, MA store has been in operation for 30 years, we have maintained an impressive mix of both direct and retail store sales in the area. The direct sales in the area surrounding the store demonstrate that even though we have a retail location, the convenience of multi-channel shopping over the Internet or by catalog has been appealing to our customers located within 30 miles of the store. We believe that this provides further support to the potential value created by opening up retail stores in areas that already have a strong customer base.
          We seek to continually improve our operating efficiencies across our multiple channels through our integrated planning, order management, fulfillment systems and economies of scale in cross-channel inventory processing and advertising. We continuously strive to enhance our efficiencies to provide a seamless cross-channel experience to our customers, and achieve greater profitability.

Direct Sales Channel
          Since we mailed our first catalog in 1982, we have grown our direct sales channel to include three separate catalogs and two e-commerce websites. As we implement our plan to expand our retail stores, we expect the revenues generated from the retail stores to comprise a greater percentage and eventually a majority of our revenues. However, the direct sales channel will continue to be the core component of our brand identity and the driving force behind the customer data utilized to promote each of our sales channels.
          Our direct sales channel generated approximately $53.4 million in revenues in 2005 or 85.1% of our total revenues. Of this amount, we generated approximately $14.9 million in revenues from Internet orders, or 23.8% of our total. Our proprietary database currently contains nearly two million names. We expect this database to continue to grow as we open additional retail locations.
Catalog
          We mail our catalogs to individuals who have made purchases during the past five years. We also mail catalogs to new prospects obtained through our proprietary database of names we have compiled through sponsorships, trade associations, subscriber lists for equestrian publications, grassroots name gathering efforts, and outside rented lists.
          We currently maintain two primary catalogs and a sales flier. The Dover Saddlery catalog caters to the mid to high-end English-style equestrian products customer. The Smith Brothers catalog is aimed at the Western-style equestrian products customer. The Miller’s Harness sales flier is used to reach the entry-level and lower-cost English-style equestrian products customer.
          Catalogs are sent regularly throughout the year to a carefully selected circulation list. We develop annually four distinct Dover Saddlery catalogs and four distinct Smith Brothers catalogs including a large annual catalog for each line.

          We produce three riding discipline editions and one general edition of the Dover Saddlery catalog, including one each targeting the Dressage, Hunter/ Jumper and Eventing segments. Each of these catalogs share core pages, but are modified to target each of the specific customer segments.

Dover Saddlery
          The annual Dover Saddlery catalog at 260 pages is the most comprehensive source for the English-style equestrian products market. In addition to the general catalog, the three-targeted editions of the Dover Saddlery annual catalog specialize in the dressage, eventing and hunter/jumper segments.

•	Dressage. This edition introduces the latest in new products for the dressage rider as well as promoting dressage as a form of riding. Dressage is a form of exhibition riding in which the horse performs a pre-programmed ride demonstrating highly schooled training.

•	Eventing. This edition focuses on the cross-country phase of three day Eventing, a triathlon of equestrian sports including dressage, cross-country and show jumping. The specialized saddles and equipment necessary for conditioning and competing the event horse for this endurance test are emphasized in this edition.

•	Hunter/ Jumper. This edition showcases the best saddles and tack used by world-class riders in the hunter/jumper ranks, whose participants jump fences in a stadium-jumping arena. At the highest level, these riders compete in Grand Prix jumping events, for prize money of up to $1,000,000 per event.

Smith Brothers
          The annual catalog for Smith Brothers is positioned as the “Premier Catalog for the Western Horseman.” At 180 pages, it is one of the more comprehensive offerings in the Western-style equestrian products market. We offer one general edition and three targeted editions of the Smith Brothers annual catalog. The targeted editions specialize in the competitive roping, barrel racing and show riding segments.

•	Competitive roping. This edition focuses on competitive roping, in which riders attempt to lasso steers on horseback, and offers gloves, pads, ropes and specialized products needed for the event.

•	Barrel racing. This edition offers the saddles, tack and saddle pads needed for barrel racing, in which riders vie for the fastest time in running a triangular, cloverleaf pattern around three barrels.

•	Show riding. This edition offers tunics, blouses and chaps. Show riding is a form of Western-style exhibition riding in which the rider guides the horse through regimented movement.
Internet
          In July of 2000, we launched our website, www.doversaddlery.com. In February 2002, we acquired the Smith Brothers website, www.smithbrothers.com. Our Internet revenues have grown at a compounded annual growth rate of 45.7% from 2001, our first full year of Internet operations, to 2005 and were approximately $14.9 million or 23.8% of total revenues in 2005.
          Our websites are integral to our multi-channel strategy. The websites reinforce our relationship with current catalog customers and are a growing source of new customers. New customers acquired through the websites have historically been highly responsive to subsequent catalog mailings.

          Our websites feature our entire product offering and enable us to better market to our customers and visitors by allowing different pages to be automatically shown to different types of individuals. This allows us to segment visitors into smaller, targeted groups, which in turn increases conversion rates. Visitors are able to shop by their riding style, providing them with images of their passion and products suited to their niche.
          We plan to continue to utilize web-based opportunities with promotional, targeted e-mails programs, refer-a-friend programs, and on-line search engines. We intend to continue using banner advertising on qualified equestrian web sites, providing links to and from qualified equestrian web sites, and of sending prospect e-mails to qualified equestrian e-mail lists.

Retail Store Operations and Expansion
          We currently operate three stores under the Dover Saddlery name in Wellesley, MA, Hockessin, DE and Plaistow, NH. In addition, we operate one store under the Smith Brothers brand in Denton, TX. We intend to expand our retail store operations going forward, primarily under the Dover Saddlery brand.
Retail Store Locations
Dover Saddlery Stores

				Smith Brothers Store
	Wellesley, MA	Hockessin, DE	Plaistow, NH	Denton, TX

Selling square footage	2,737	8,750	12,106	7,764
Opening year	1975	2002	2005	2004
          Our retail stores carry largely the same product mix as our catalogs and websites to promote convenience and shopping frequency. The broad selection of retail product and the ready availability of inventory from our warehouse allow for superior customer service. To the extent that a certain item is not physically available at a retail store, store personnel will work with the customer to ensure prompt in-store or home delivery of the item, according to the customer’s preference. Each store’s mission is to foster loyalty and provide face-to-face answers to customers’ questions. Sales staff are carefully selected and trained to provide accurate and helpful product information to the customer. In most cases, they are experienced equestrians.

New Retail Store Model
          Our proprietary mathematical store-optimization model will help us select each store location by projecting sales based on real-time catalog customer purchases surrounding the potential location. Our initial targeted locations will be positioned in key markets exhibiting the highest concentration of current direct sales customers and equestrian enthusiasts. Existing customers within the proposed locations are expected to support and accelerate the maturation curve of new stores. Prior experience with existing stores has demonstrated an increase in the number of catalog customers within stores’ trade areas.
          We have developed two primary prototype store models for nationwide rollout — ‘A’ and ‘B’. Our ‘A Store’ model contains approximately 12,000 square feet and assumes an average initial net investment of approximately $1.1 million, including approximately $110,000 of pre-opening costs and $900,000 of inventory.

Dover Store Prototype
          A 6,000 square foot ‘B Store’ model assumes an initial investment of approximately $700,000, including approximately $80,000 in pre-opening expenses and $550,000 in inventory, and is projected to generate approximately the same level of sales per square foot as the A Store model.
          A ‘C’ store model is currently in development, and will be targeted to be a smaller footprint, filling in key markets as appropriate.
          New stores may be established in existing leased space or newly constructed facilities. Our new-construction stores have been designed in conjunction with Morton Buildings, a nationwide builder of upscale barns. The economical design incorporates a clear span wood truss that allows the interior space to be completely open. From the three cupolas to the barn-style Dutch doors, every architectural detail has been created to maximize the affinity with the horsemen and horsewomen who will shop there.
          Once inside the store, a post and beam loft structure around the edges will create a hayloft environment for the saddle shop and other destination products. The hayloft in our A Stores will add up to 4,000 square feet of selling space. In some of the stores, at one end of the barn and stable section, a guest stall will be built using all Dover products. This stall will illustrate Dover quality and can occasionally be used to stable famous international competition horses.
          We expect that there will be an exhibition and saddle-fitting arena outside where customers can bring their horses for a custom saddle fitting or attend a Dover-sponsored exhibition. Each of our A Stores, are expected to have interior retail space and outdoor display space under the eaves for barn and stable products such as wheel barrows, stall mats, and gates. We also plan to have yard space for the potential future sales of horse trailers, manure spreaders and other stable equipment.

Site Optimization
          We have developed a proprietary mathematical store-optimization model to select locations for new stores. The model continuously optimizes distances between stores within concentrations of current customers and equestrian enthusiasts and recalibrates, as necessary, when actual stores are targeted and added. Our direct sales operations and proprietary database provide detailed customer data regarding location and sales performance, which give us a significant competitive advantage over other traditional equestrian products retailers. This data, combined with our proprietary mathematical store-optimization model, helps us accurately and effectively identify markets and target specific locations that maximize potential revenue out of selected markets. Once we identify an optimal location by ZIP code, extensive site analysis follows, including major highway access and real estate considerations, to enhance the profitability potential for our stores.
Marketing
          Our Dover Saddlery and Smith Brothers catalogs are our primary branding and advertising vehicles. We believe our catalogs reinforce our brand image and drive sales in all of our sales channels. Our direct sales channel enables us to maintain a database of customer sales patterns and thus target segments of our customer base with specific marketing. Our customer database provides for each customer a summary of the recency, frequency and monetary value of that customer’s orders as well as a detailed listing of each item the customer has ordered over the past five years. Depending on the spending habits we identify through our customer database, we send certain customers special catalog editions and/or e-mails.
          We market our websites by the use of paid key words and augmented natural search. We actively seek beneficial links and are currently linked to over 1,900 equine websites. Banner advertising is presently placed on the leading four equestrian content sites and we have an active refer-a-friend program.

          Other branding and advertising vehicles we employ include running print ads in local newspapers and trade magazines, sponsoring equestrian events and issuing press releases for major new product offerings. We also offer a Dover Saddlery branded credit card operated by National City Bank that allows our frequent customers to accumulate reward points that can be redeemed for discounts toward future purchases.
Order Processing and Fulfillment
          A majority of our orders are received by telephone, but Internet orders have rapidly increased since the introduction of our first website in 2000. We operate three customer service call centers located in Littleton, MA, North Conway, NH, and Denton, TX. All of our centers are linked to the same network and share a single customer database that includes a real-time recency, frequency and monetary value summary for each customer as well as a direct link to each customer’s line-item order history over the last five years. The order entry system is also directly linked to our inventory management system to ensure that product availability is real time.
          Our 100,000 square foot Littleton, MA warehouse and office facility also serves as our fulfillment center. We currently have the capacity to fill over 8,000 packages per day, six days per week. Our current peak demand has been approximately 3,000 packages per day, five days per week, leaving us with significant capacity for growth. Our warehouse currently has enough capacity to handle the additional inventory required for our retail store rollout plan and expected growth in our direct sales for the foreseeable future.
Inventory
          An additional way that we differentiate ourselves from our competition is through our breadth and depth of inventory. We believe our inventory is deeper than our competitors with $10.1 million in on-hand inventory as of December 31, 2005 and more than 5,800 items comprising approximately 28,000 different SKUs. With our extensive inventory position and rapid fulfillment capability, we have historically been able to fill approximately 95% of the items ordered within an average of 1.5 business days. Based on our inventory management systems, continuous monitoring of the products we carry and the fact that we carry very few fashion products, we have historically had very little obsolete inventory. Despite the high level of inventory we have historically maintained, we have turned inventory approximately four times per year and we historically have had no material inventory write-downs.
          All of the products that are presented in our catalogs are available online and customers can use our websites to enter orders, shop online and check order status and inventory availability. On average, our retail stores stock inventory items represent over 70% of the merchandise sales we make available through our direct sales channel. All items are available to customers entering our stores by either direct shipment to a customer’s home or for in-store pickup.
Product Mix and Merchandising
          We offer feature-rich, need-based, functional products encompassing virtually every product necessary to own, train and compete with a horse. We differentiate ourselves from our competition by our vast breadth and depth of product offerings with more than 5,800 items comprising approximately 28,000 different SKUs. We offer products ranging from entry-level price points to the premium high-end and carry leading brands, niche brands and private label brands to meet the broad range of customer expectations and needs. Our product mix has been relatively consistent over the last five years. We carry the premier names and the most comprehensive offering of the highest quality, broadest range and most technically advanced tack and related gear for serious equestrians. The sales pattern for equestrian products is fairly consistent from year to year.

Introductions of new fashions are generally limited, making sales per item more relatively predictable. The low SKU turnover eliminates inventory obsolescence and overstock risks.
Competition
          We compete based on offering a broad selection of high quality products at competitive prices and superior customer service with knowledgeable staff for our customers. We believe that our annual direct sales and breadth of product offering are each over twice the size of our closest competitor. We believe that we benefit from significant barriers to entry with our established Dover Saddlery brand and with what we believe to be the industry’s most comprehensive database.
          The retail market for equestrian products is highly fragmented. There are no national retail chains. State Line Tack operates as a store within a store at selected PetSmart stores, with limited inventory and a direct sales business and is the only competitor of size. Moreover, only a few regional multi-outlet stores compete in the market for equestrian products.
Seasonality
          We experience seasonal fluctuations in our revenues and operating results. Due to buying patterns around the holiday season and a general slowdown during the later part of the summer months, our revenues are traditionally higher in the fourth quarter. In fiscal 2005, we generated 28.9% of our annual revenues during the fourth quarter.
Employees
          At December 31, 2005 we had 330 employees; approximately 151 were employed full time. None of our employees are represented by a labor union or are parties to a collective bargaining agreement. We have not experienced any work stoppages and consider our relationship with our employees to be good.
Trademarks and Trade Secrets
          Our service marks and trademarks and variations thereon are registered, licensed or are subject to pending trademark applications with the United States Patent and Trademark Office. We believe our marks have significant value and we intend to continue to vigorously protect them against infringement.
          We maintain, as trade secrets, our database and our proprietary mathematical store-optimization modeling software. We believe that these trade secrets provide a competitive advantage and a significant barrier to competition from equestrian marketers and retailers.
Available Information
          We electronically file with the United States Securities and Exchange Commission (“SEC”) our annual, quarterly and current reports, amendments to those reports, our Proxy Statement and Annual Report to Stockholders, as well as other documents. Our corporate internet address is www.doversaddlery.com. Our website provides a hyperlink to a third party website, http://investor.shareholder.com/dovr/ through which our SEC Filings that we file electronically are available free of charge. We believe these reports are made available as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. We do not provide any information directly to the third party website, and we do not check its accuracy. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Copies of these reports can also be obtained from the SEC’s website at www.sec.gov.

Item 1A.     Risk Factors
If we cannot successfully execute our planned retail store expansion, our growth and profitability would be adversely impacted.
          We currently have four retail stores and have identified additional locations throughout the U.S. where we plan to open new stores over the next several years. A significant percentage of our projected future growth is expected to be generated from these new locations. If we experience delays in opening new stores, fail to select appropriate sites, encounter problems in opening new locations, or have trouble achieving anticipated sales volume in new locations, our growth and profitability will be adversely impacted. We have only opened three new stores in areas previously served by direct sales and so our experience observing the effects of new stores on our overall sales revenues is limited. Any one or more of the new stores we intend to open may not be profitable, in which event our operating results may suffer.
          Our ability to expand our retail presence depends in part on the following factors:

•	our ability to identify suitable locations in key markets with attractive demographics and which offer attractive returns on our investments;

•	the availability of suitable locations at price points consistent with our expansion model;

•	our ability to negotiate favorable lease and construction terms for such locations;

•	our ability to execute sale/leaseback transactions on satisfactory terms, if at all;

•	competition for such locations;

•	the timely construction of such retail stores;

•	our ability to receive local and state government permits and approvals in connection with such locations;

•	our ability to attract, train and retain skilled and knowledgeable store personnel;

•	our ability to provide a product mix that meets the needs of our customers; and

•	favorable economic conditions.
          In addition, each retail store is expected to require approximately $0.7 to $1.1 million of capital, including start up costs, leasehold improvements and inventory, and excluding the cost of the real estate. If actual costs are higher than expected or if sales in such stores are lower than expected, we may not be able to open as many retail stores as anticipated or we will need to raise additional capital in order to continue our growth.
If we cannot continue to successfully manage our direct sales channel, it would negatively impact our growth and profitability.
          Our direct sales generated 85.1% of our revenues in 2005 and we expect such operations to continue to represent a majority of our sales for at least the next several years. Our success depends on our ability to market, advertise and sell our products effectively through our various catalogs and Internet sites. We believe that the success of our direct sales depends on:

•	our ability to offer a product mix that is attractive to our customers;

•	the price point of our products relative to our competitors;

•	our ability to achieve adequate response rates to our mailings;

•	our ability to add new customers in a cost-effective manner;

•	timely delivery of catalog mailings to our customers;

•	an efficient Internet interface;

•	a seamless buying experience for our customers across each of our channels; and

•	cost effective and efficient order fulfillment.
          Catalog production, mailings and paper-based packing products, such as shipping cartons, entail substantial paper, postage, human resource and other costs, including costs of catalog development. We incur most of these costs prior to the mailing of each catalog. Increases in costs of mailing, paper or printing would increase our costs and adversely affect our earnings if we are unable to pass such cost increases on to our customers.
          Sales through our websites generated 23.8% of our revenues in 2005. The success of our online business depends in part on factors over which we have limited control. These factors include changing customer preferences, changing buying trends related to Internet usage, changes in technology interfaces, technology failures or human errors, security breaches and consumer privacy concerns. Any failure to respond successfully to these risks and uncertainties might adversely affect sales through our websites, impair our reputation and increase our operating costs.
          The success of our direct sales hinges on the achievement of adequate response rates to mailings, merchandising and catalog and website presentations that appeal to our customers and the expansion of our potential customer base in a cost-effective manner. Lack of consumer response to particular catalog or flier mailings or Internet marketing efforts may increase our costs and decrease the profitability of our business.
Our retail store rollout could cannibalize existing sales from our direct sales channel or existing retail locations.
          Our strategy to increase the number of retail store locations is based on finding optimal locations where demand for equestrian products is high. When we open a retail store in an area that has a high concentration of our existing customers, we expect that such customers will purchase products in the retail location as well as through our catalogs and websites, ultimately increasing their total purchases as multi-channel customers. Direct sales in the geographic area surrounding our Hockessin, DE store declined 4.0% in the first year of such store’s operation. In the future, in areas where we open retail stores, the customers located within the area of such store may not spend more than they would have from the catalog and websites and therefore there may be a transfer of sales from our direct sales business to our retail stores. In such case, we may incur significant costs associated with opening a store and mailing catalogs while not generating incremental revenue.
With a significant portion of our growth strategy dependent upon our planned retail store expansion, our quarterly revenues and earnings could be variable and unpredictable and inventory levels will increase.
          We plan to increase the rate at which we open new stores. As we open new stores, (i) revenues may fluctuate and (ii) pre-opening expenses are incurred which may not be offset by a corresponding increase in revenues during the same financial reporting period. These factors may contribute to variable operating results.
          Some of the expenses associated with openings of our new retail stores, such as headcount and lease occupancy expenses will increase. Additionally, as we increase inventory levels to provide stores with merchandise, we may not be able to manage this inventory without incurring additional costs. If retail store sales are inadequate to support these new costs, our earnings will decrease.

We rely on service providers to operate our business and any disruption of their supply of services could have an adverse impact on our revenues and profitability.
          We rely on a number of service providers to operate our business such as:

•	a printer and a database processor to produce and mail our catalogs;

•	a website hosting service provider to host and manage our websites;

•	telephone companies to provide telephone and fax service to our customer service centers and to communicate between locations; and

•	shipping companies such as DHL/ Airborne, UPS, Fedex, the U.S. Postal Service and common carriers for timely delivery of our catalogs, shipment of merchandise to our customers and delivery of merchandise from our suppliers, including foreign suppliers, to us and from our warehouse to our retail stores.
          Any disruption in these services may have a negative impact on our ability to market and sell our products and serve our customers and could result in increased costs to us.
We rely on merchandise suppliers to operate our business and any disruption of their supply of products could have an adverse impact on our revenues and profitability.
          We rely on merchandise suppliers to supply our products in saleable condition, in sufficient quantities, at competitive prices and in a timely manner. In 2005, our five largest merchandise suppliers collectively provided approximately 30.8%, and our single largest merchandise supplier accounted for 11.6%, of our total sales. Our current merchandise suppliers may not be able to accommodate our anticipated needs in a timely matter or at all. If we are unable to acquire suitable merchandise in a timely manner or lose one or more key merchandise suppliers, we may not be able to offer products that are important to our merchandise assortment, which would have a material adverse effect on our business. While we believe our merchandise supplier relationships are satisfactory, we have no contractual arrangements providing for continued supply from our key merchandise suppliers and our merchandise suppliers may discontinue selling to us at any time or may raise the cost of merchandise and we may be unable to pass such price increases along to our customers.
If we do not properly manage our inventory levels, our operating results and available funds for future growth will be adversely affected.
          We currently maintain a high level of inventory consisting of approximately 28,000 SKUs in order to limit out of stock items and have a broad depth of products for our customers. The investment associated with this high level of inventory is substantial. If we fail to adequately predict the amount or mix of our inventory, we will incur costs associated with stocking inventory that is not being sold or fails to meet the demands of our customers or we may be required to write off or write down inventory which would hurt our operating results. If we do not meet the needs of our customers, they may decide to purchase products from our competitors. Although we have some ability to return merchandise to our suppliers, we incur additional costs in doing so and we may not be able to return merchandise in the future.
If our information technology systems fail to perform as designed or if we need to make system changes in order to support our growing direct and retail store businesses, there may be disruptions in operations.
          The efficient operation of our business is dependent on our information technology systems and our point of sale, or POS, systems. Our information technology systems are located in Littleton, MA, and our POS systems are located in each retail store. These systems, which operate our website, process transactions, respond to customer inquiries, manage inventory, purchase, sell and ship goods on a timely basis and maintain cost-effective operations, are subject to damage from natural disasters, power failures, hardware and software failures, security breaches, network failures, computer viruses and operator negligence. The failure of our information technology systems and our POS systems to perform as designed, even if temporary, could adversely affect inventory levels, shipments to customers and customer service. Any such event would have a material adverse effect on our operating results.
          We may experience operational problems with our information systems as a result of system failures, viruses, computer “hackers” or other causes. Any material disruption or slowdown of our systems could cause information, including data related to customer orders, to be lost or delayed, which could hurt our business, financial condition and results of operations. Moreover, we may not be successful in developing or acquiring technology that is competitive and responsive to the needs of our customers and might lack sufficient resources to make the necessary investments in technology to compete with our competitors. Accordingly, if changes in technology cause our information systems to become obsolete, or if our information systems are inadequate to handle our anticipated growth, we could lose customers.
          While we believe that our systems are adequate to support our planned opening of additional retail stores over the next several years and the future growth of our direct sales business, we may need to upgrade and modify our information technology capabilities. Any upgrades to our information technology systems and our POS systems may not be successful or may cause substantial expenses. In addition, there are inherent risks associated with upgrading our core systems, including disruptions that affect our ability to deliver products to our customers. If we were unable to adequately handle these disruptions, it could adversely affect inventory levels, shipments to customers and customer service. Any such event would have a material adverse effect on our operating results.
A decline in discretionary consumer spending could reduce our revenues.
          Our revenues depend to a degree on discretionary consumer spending, which may decrease due to a variety of factors beyond our control. These include unfavorable general business conditions, increases in interest rates, increases in inflation, stock market uncertainty, war, terrorism, fears of war or terrorism, increases in consumer debt levels and decreases in the availability of consumer credit, adverse or unseasonable weather conditions, adverse changes in applicable laws and regulations, increases in taxation, adverse unemployment trends and other factors that adversely influence consumer confidence and spending. Any one of these factors could result in adverse fluctuations in our revenues generally. Our revenues also depend on the extent to which discretionary consumer spending is directed towards recreational activities generally and equestrian activities and products in particular. Reductions in the amounts of discretionary spending directed to such activities would reduce our revenues.
          Our customers’ purchases of discretionary items, including our products, may decline during periods when disposable income is lower or periods of actual or perceived unfavorable economic conditions. If this occurs, our revenues would decline, which may have a material adverse effect on our business.
Our results may fluctuate as a result of seasonal changes associated with the equestrian products industry.
          We experience seasonal fluctuation in our revenues and operating results. We typically realize a higher portion of our revenues and operating results during the fourth quarter. As a result of this seasonality, we believe that quarter to quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance.
Competition in the equestrian products market could reduce our revenue and profitability.
          The equestrian products market is highly fragmented with approximately 10,000 retail store locations nationwide. Many of these are small businesses that have a loyal customer base. We may therefore not be able to generate sufficient sales to support our new retail store locations. We also compete directly with State Line Tack, which is owned by PetSmart and has greater financial resources than we have. There are also a significant number of sporting goods stores, mass merchandisers and other better funded companies that could decide to enter into or expand their equestrian products offerings. In addition, if our competitors reduce their prices, we may have to reduce our prices in order to compete. We may also be forced to increase our advertising or mail a greater number of catalogs in order to generate the same or even lower level of sales. Any one of these competitive factors could adversely affect our revenues and profitability.
A natural disaster or other disruption at our Littleton, MA warehouse fulfillment center could cause us to lose merchandise and be unable to deliver products to our direct sales customers and our retail stores.
          We currently rely on our Littleton, MA warehouse to handle our fulfillment needs. Any natural disaster or other serious disruption to this center due to fire, flood, tornado, earthquake or any other calamity could damage a significant portion of our inventory, and materially impair our ability to adequately stock our retail stores, deliver merchandise to customers, and process returns to merchandise suppliers and could result in lost revenues and increased costs.
If we lose key members of management or are unable to retain the talent required for our business, our operating results could suffer.
          Our future success depends to a significant degree on the skills, experience and efforts of Stephen Day, our President and Chief Executive Officer, Jonathan Grylls, our Chief Operating Officer and other key personnel including our senior executive management. We currently maintain four million dollars of key-man life insurance on Mr. Day, the proceeds of which are required to pay down outstanding debt. Effective as of September 1, 2005, we have entered into employment agreements with Mr. Day and Mr. Grylls, which contain provisions for non-competition, non-solicitation and severance. In addition, our future success depends upon our ability to attract and retain highly-skilled and motivated, full-time and temporary sales personnel with appropriate equestrian products industry knowledge and retail experience to work in management and in our retail stores. The loss of the services of any one of these individuals or the inability to attract and retain qualified individuals for our key management and retail sales positions may have a material adverse effect on our operating results.
We may need additional financing to execute our growth strategy, which may not be available on favorable terms or at all, which could increase our costs, limit our ability to grow and dilute the ownership interests of existing shareholders.
          Our current revolving credit facility is due in full on September 16, 2008. This will not be enough to finance the opening of all of our planned additional stores over the next several years. In order to satisfy our revolving credit facility when due and to execute our retail store expansion strategy, we may need to borrow additional funds, raise additional equity financing or finance our planned expansion from profits. We may also need to raise additional capital in the future to respond to competitive pressures or unanticipated financial requirements. We may not be able to obtain additional financing, including the extension of refinancing of our revolving credit facility, on commercially reasonable terms or at all. A failure to obtain additional financing or an inability to obtain financing on acceptable terms could require us to incur indebtedness at high rates of interest or with substantial restrictive covenants, including prohibitions on payment of dividends.
          We may obtain additional financing by issuing equity securities that will dilute the ownership interests of existing shareholders. If we are unable to obtain additional financing, we may be forced to scale back operations or be unable to address opportunities for expansion or enhancement of our operations.
The terms of our revolving credit facility impose operating and financial restrictions on us, which may impair our ability to grow our business or respond to changing business and economic conditions and could have an adverse impact on our business.
          Our current revolving credit facility contains provisions which impose minimum cash flow requirements and which restrict our ability to, among other things, incur or repay additional indebtedness, make particular types of investments, incur liens, pay dividends, consummate mergers and consolidations, enter into transactions with affiliates or make substantial asset sales. In particular, the Company received waivers at December 31, 2005 for the minimum cash flow and EBITDA bank covenants. In addition, our obligations under the revolving credit facility are secured by interests in substantially all of our personal property excluding store and distribution center equipment and fixtures. In the event of our insolvency, liquidation, dissolution or reorganization, the lenders under our revolving credit facility would be entitled to payment in full from our assets before distributions, if any, were made to our stockholders.
We rely on foreign sources for many of our products, which subjects us to various risks.
          We currently source approximately one quarter of our products from foreign manufacturers located in Europe, Asia and South America. As such, we are subject to risks and uncertainties associated with changing economic and political conditions in foreign countries. These risks and uncertainties include currency rate fluctuations, import duties and quotas, work stoppages, economic uncertainties including inflation, foreign government regulations, wars and fears of war, acts of terrorism and fear of acts of terrorism, political unrest and trade restrictions. Additionally, countries in which our products are currently manufactured or may be manufactured in the future may become subject to trade restrictions imposed by the U.S. or foreign governments. Any event affecting prices or causing a disruption or delay of imports from foreign merchandise suppliers, including the imposition of additional import restrictions, currency rate fluctuations, restrictions on the transfer of funds or increased tariffs or quotas, or both, could increase the cost or reduce the supply of merchandise available to us and adversely affect our operating results.
          We do not currently, and we do not plan to, hedge against increases or decreases in the value of the U.S. dollar against any foreign currencies. Our product sourcing from foreign merchandise suppliers means, in part, that we may be affected by declines in the value of the U.S. dollar relative to other foreign currencies. Specifically, as the value of the U.S. dollar declines relative to other currencies, our effective cost of products increases. As a result, declines in the value of the U.S. dollar relative to foreign currencies would adversely affect our operating results.
Our retail store expansion strategy may result in our direct sales business establishing a nexus with additional states, which may cause our direct sales business to pay additional income and sales taxes and have an adverse effect on the revenues and cash flows of our direct sales business.
          As we open retail stores in additional states, the necessary relationship between the retail stores and our direct sales business may be deemed by certain state tax authorities to create a nexus for state income and sales taxation of our direct sales business in those states. This could result in an increase in the tax collection and payment obligations of our direct sales business, which would have an adverse effect on the profitability and cash flows of our direct sales business and our overall business. Such sales tax collection obligations, if any, would increase the total cost of our products to our customers. This increased cost to our customers could negatively affect the revenues of our direct sales business if we are required to reduce the underlying prices for the products sold through our direct sales channel. The occurrence of either of these events would have an adverse effect on the revenues, costs and cash flows of our direct sales business. This area of law is uncertain and changing and we could be subject to paying back taxes and penalties.
If we fail to adequately protect our trademarks, our brand and reputation could be impaired or diluted and we could lose customers.
          We have, or have rights to, four marks that we consider to be material to the successful operation of our business: Dover Saddlery, Smith Brothers, Miller’s Harness and The Source. We currently use all of these marks in our direct sales business. We also have several additional pending trademark applications. We also regard our copyrights, service marks, trade dress, trade secrets and similar intellectual property as critical to our success. In addition to our registered marks and pending applications, our principal intellectual property rights include copyrights in our catalogs, rights to our domain names and our databases and information management systems. As such, we rely on trademark and copyright law, trade secret protection and confidentiality agreements to protect our proprietary rights. Nevertheless, the steps we take to protect our proprietary rights may be inadequate. Our trademark applications may not be granted, and we may not be able to secure significant protection for our marks. Our competitors or others may adopt trademarks or service marks similar to our marks or try to prevent us from using our marks, thereby impeding our ability to build brand identity and possibly leading to customer confusion. In addition, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. If we are unable to protect or preserve the value of our trademarks, copyrights, trade secrets or other proprietary rights for any reason, our brand and reputation could be impaired or diluted and we may lose customers.
We may have disputes with, or be sued by, third parties for infringement or misappropriation of their proprietary rights, which could have a negative impact on our business.
          Other parties may assert claims with respect to patent, trademark, copyright or other intellectual property rights that are important to our business, such as our Dover Saddlery, Smith Brothers and Miller’s Harness trademarks. Other parties might seek to block the use of, or seek monetary damages or other remedies for the prior use of, our intellectual property or the sale of our products as a violation of their trademark, patent or other proprietary rights. Defending any claims, even claims without merit, could be time-consuming, result in costly settlements, litigation or restrictions on our business and could damage our reputation.
          In addition, there may be prior registrations or use of intellectual property in the U.S. or foreign countries (including, but not limited to, similar or competing marks or other proprietary rights) of which we are not aware. In all such countries, it may be possible for any third-party owner of a trademark registration in that country or other proprietary right to enjoin or limit our expansion into those countries or to seek damages for our use of such intellectual property in such countries. In the event a claim against us were successful and we could not obtain a license to the relevant intellectual property or redesign or rename our products or operations to avoid infringement, our business, financial condition or results of operations could be harmed. In addition, securing registrations does not fully insulate us against intellectual property claims, as another party may have rights superior to our registration or our registration may be vulnerable to attack on various other grounds.

          Any such claims of infringement or misappropriation, whether meritorious or not, could:

•	be expensive and time consuming to defend;

•	prevent us from operating our business, or portions of our business;

•	cause us to cease selling certain products;

•	result in the loss of customers;

•	require us to re-label or re-design certain products, if feasible;

•	result in significant monetary liability;

•	divert management’s attention and resources;

•	potentially require us to enter into royalty or licensing agreements in order to obtain the right to use necessary intellectual property; and

•	force us to stop using valuable trademarks under which we market our products.
          Third parties might assert infringement claims against us in the future with respect to any of our products. Any such assertion might require us to enter into royalty arrangements or litigation that could be costly to us. Any of these events could have a material adverse effect on our business.
We are subject to numerous regulations and regulatory changes that could impact our business or require us to modify our current business practices.
          We are subject to numerous regulations governing the Internet and e-commerce, retailers generally, the importation, promotion and sale of merchandise and the operation of retail stores and warehouse facilities. These regulations include customs, privacy, truth-in-advertising, consumer protection, shipping and zoning and occupancy laws and ordinances. Many of these laws and regulations may specifically impede the growth of the Internet or other online services. If these laws were to change, or are violated by our management, employees, suppliers, buying agents or trading companies, we could experience delays in shipments of our goods or be subject to fines or other penalties which could hurt our business, financial condition and results of operations.
          The growth and demand for online commerce has resulted, and may continue to result, in more stringent consumer compliance burdens on companies that operate in the e-commerce segment. Specifically, certain states have enacted various legislation with respect to consumer privacy. In addition, the Federal Trade Commission and certain state agencies have been investigating various Internet companies regarding their use of personal information. The costs of compliance with federal and state privacy laws and the costs that might be incurred in connection with any federal or state investigations could have a material adverse affect on our business and operating results. Our direct mail operations are subject to regulation by the U.S. Postal Service, the Federal Trade Commission and various state, local and private consumer protection and other regulatory authorities. In general, these regulations govern the manner in which orders may be solicited, the form and content of advertisements, information which must be provided to prospective customers, the time within which orders must be filled, obligations to customers if orders are not shipped within a specified period of time and the time within which refunds must be paid if the ordered merchandise is unavailable or returned. From time to time, we have modified our methods of doing business and our marketing operations in response to such regulation. To date, such regulation has not had a material adverse effect on our business or operating results. However, future regulatory requirements or actions may have a material adverse effect on our business or operating results.
          Legal requirements are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

We may be required to make significant expenditures or modify our business practices to comply with laws and regulations. Compliance with existing or future laws and regulations may materially limit our ability to operate our business and increase our costs.
Our 100% satisfaction guarantee exposes us to the risk of an increase in our return rates which could adversely affect our profitability.
          Part of our marketing and advertising strategy focuses on allowing customers to return products ordered from our catalogs at any time if they are not satisfied and obtain a refund of the purchase price. As we expand our sales, our return rates may not remain within our historically low levels and could significantly impair our profitability.
Our marketing expenditures may not result in increased sales or generate the levels of product and brand name awareness we desire and we may not be able to manage our marketing expenditures on a cost-effective basis.
          A significant component of our marketing strategy involves the use of direct marketing to generate sales. Future growth and profitability will depend in part on the effectiveness and efficiency of our marketing expenditures, including our ability to:

•	create greater awareness of our products and brand name;

•	determine the appropriate creative message and media mix for future marketing expenditures;

•	effectively manage marketing costs, including creative and media, to maintain acceptable costs per inquiry, costs per order and operating margins; and

•	convert inquiries into actual orders.
          Our marketing expenditures may not result in increased sales or generate sufficient levels of product and brand name awareness and we may not be able to manage such marketing expenditures on a cost effective basis.

Item 2.	Properties
          We currently lease an approximately 100,000 square foot facility in Littleton, MA for our corporate headquarters, main call center, warehouse, and fulfillment center. Approximately 92,000 square feet is for warehouse space and the remaining is for office space. The lease expires in April 2009 and we have three five-year options to renew thereafter at market rates. We believe that this facility will provide us with adequate space for growth for the foreseeable future.
          We lease approximately 1,800 square feet of space in North Conway, NH for use as a satellite call center and for our creative offices. We lease approximately 5,100 square feet of space in Denton, TX for use as a satellite call center and additional offices.
          Currently, we lease approximately 3,000 square feet for our Wellesley, MA store, approximately 10,315 square feet for our Hockessin, DE store, approximately 12,000 square feet for our Plaistow, NH store and approximately 8,500 square feet for our Denton, TX store.

Item 3.	Legal Proceedings
          From time to time, we may be exposed to litigation relating to our products and operations. Except as described below, we are not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our financial conditions or results of operations.

          In February 2006, following the close of the 2005 fiscal year, the Company received an invoice for $2,101,977.76 from Goldsmith, Agio, Helms & Linner LLC (GAH) seeking a success fee for financial advisory services purportedly due in connection with the Company’s initial public offering (IPO). GAH asserted that if its invoice was not paid, GAH would pursue its claim in arbitration (herein, the “GAH Claim”).
          We communicated emphatically to GAH that GAH did not have a valid claim for a success fee or other compensation in connection with the Company’s IPO. Nonetheless, on March 24, 2006, GAH filed a demand for arbitration with the American Arbitration Association for $2.1 million, plus interest and fees.
          We deny any and all liability for the GAH Claim; plan to vigorously defend against such claim; and plan to file a counterclaim for harm (plus fees and costs) that we suffer as the result, in our judgment, of GAH’s breach of its duties in connection with its obligations under the terms of our engagement.

Item 4.	Submission of Matters to a Vote of Security Holders
          No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2005.
PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
          Our common stock trades on The NASDAQ National Market under the symbol “DOVR”. As of March 27, 2006, the number of holders of record of our common stock was approximately 700.
          The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on The NASDAQ National Market. Our common stock commenced trading on the NASDAQ National Market on November 18, 2005:

	High	Low

Fiscal 2005:
Quarter ended December 31, 2005	$12.89	$8.50
          We have never declared or paid any cash dividends on our common stock. We currently intend to retain any earnings for use in the operation and expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Moreover, our current revolving credit facility contains provisions which restrict our ability to pay dividends.
          The information required to be disclosed by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans,” is included under Item 12 of Part III of this Annual Report on Form 10-K.
Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities
          On September 16, 1998, the Company issued to Citizens Ventures, Inc. 1,337,661 shares (after giving effect to the following-described stock split) of redeemable convertible Preferred Stock for proceeds of $2,000,000. Under the original agreement, the Company was required, on September 20, 2005, to redeem all then-outstanding shares of the Preferred Stock, upon payment in cash of $1.97 per share, plus all accrued but unpaid dividends whether or not earned or declared. The shares of Preferred Stock could, at the election of the holder, at any time, be converted in whole or in part into 1,337,661 common shares. Each share of Preferred Stock was automatically convertible into shares of common stock at the then effective conversion rate immediately upon the consummation of an underwritten public offering, provided that aggregate net proceeds to the

Company of such offering were not less than $15,000,000. The Company used the proceeds of this offering to fund in part its acquisition of Dover Saddlery, Inc. (MA).
          In December 2003, the Company completed a debt refinancing with Fleet National Bank (now Bank of America), closing simultaneously on a $14,000,000 revolving credit facility and with Patriot Capital Funding, Inc. a $3,000,000 senior subordinated note.
          In September 2004, the Company provided $281,600 in loans to five management option holders to help facilitate the exercise of 199,000 stock options. These notes provided the Company full recourse to the individuals and were payable on demand. Interest on the notes accrued at 3% annually. The notes were repaid in August 2005, yielding proceeds to the Company of $281,600 plus interest.
          In September 2005, the Company issued 1,337,661 shares of common stock to Citizens Ventures, Inc., the holder of preferred stock which exercised its right to convert all of its 1,337,661 preferred shares into common stock. Pursuant to a redemption agreement, the Company contemporaneously purchased from Citizens Ventures, Inc. 795,865 shares of such common stock for a purchase price of $6,000,000, to be held as treasury stock.
          In September 2005, the Company completed a debt refinancing with (i) Bank of America, increasing the revolving credit facility to $16,000,000; and with (ii) Patriot Capital Funding, Inc. increasing the senior subordinated note to $8,050,000. Such amended credit facilities were used in part to refinance the existing facilities with Bank of America and Patriot Capital Funding, Inc. and to pay the amount due under the redemption agreement with Citizens Ventures, Inc. Specifically, with respect to the $8.05 million of senior subordinated debt to Patriot Capital Funding, Inc., specifically $3.5 million was used to pay off a previously existing subordinated note payable and $4.0 million was used to pay a portion of a $6.0 million redemption price paid to Citizens Ventures, Inc. In connection with the subordinated note, the Company also issued a warrant to Patriot to purchase 30,974 common shares at $0.00759 per share.
          The issuances of securities described above were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving any public offering and, in the case of bank debt, in reliance on the straight debt definitional exemption. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising.
          In 2004, the Company granted options to purchase 96,718 shares of our common stock pursuant to our 1999 Stock Option Plan, at a weighted average exercise price of $2.06. In 2005, the Company granted options to purchase an aggregate of 159,026 shares of our common stock pursuant to our 2005 Equity Incentive Plan, at a weighted average exercise price of $10.00 per share; and five holders of options issued under the Company’s 1999 Stock Option Plan exercised 38,563 options at a weighted exercise price of $1.49 per share. These option exercises resulted in aggregate proceeds to us of approximately $57,460. No underwriters were involved in the foregoing stock or option issuances. The foregoing stock and option issuances were exempt from registration under the Securities Act of 1933, as amended, either pursuant to Rule 701 under the Act, as transactions pursuant to a compensatory benefit plan, or pursuant to Section 4(2) under the Act, as a transaction by an issuer not involving a public offering.
          The aggregate net proceeds from the sale by us of 1,433,233 shares of our common stock, $0.0001 par value, in our initial public offering were approximately $12.4 million. We did not receive any proceeds from the sale by selling shareholders of 1,316,777 shares of our common stock sold in the initial public offering. The underwriter in the offering was WR Hambrecht & Co., and the

Company share of the aggregate underwriting discount was $735,362. All of the shares of common stock sold in the offering were registered under the 1933 Act on a Registration Statement on Form S-1 (Reg. No. 333-127888). To date, net proceeds from the initial public offering have been applied as follows. The Company paid down subordinated debt owed to Patriot Venture Capital by $5.1 million, paid $0.25 million in fees and accrued interest to Patriot Capital, and reduced its revolving credit line with Bank of America by $4.3 million. Pending application of the remaining proceeds, we have invested the remaining $2.8 million in net proceeds of the offering in cash and cash equivalents with Bank of America. None of our net proceeds were paid directly or indirectly to directors, officers, persons owning ten percent or more of our equity securities, or our affiliates.
Issuer Purchases of Equity Securities
          Except as set forth above, during the quarter ended December 31, 2005, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers”, of shares of our common stock.

Item 6.	Selected Consolidated Financial Data
          The selected historical financial data shown below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes included elsewhere in this Form 10-K. We have derived our Consolidated Statements of Operations Data and certain of our Other Consolidated Financial Data for the years ended December 31, 2001, 2002, 2003, 2004 and 2005 and Consolidated Balance Sheet Data as of December 31, 2001 through December 31, 2005 from our audited Consolidated Financial Statements. Historical results do not necessarily indicate the results you should expect for future periods. The historical financial information gives retroactive effect to a 1.3179 for 1 stock split, which was effected on November 22, 2005 concurrent with the completion of our public offering.

	Year Ended December 31,

	2005	2004	2003	2002	2001

Consolidated Statement of Operations:
Revenues, net	$62,650	$58,698	$52,455	$42,670	$34,614
Cost of revenues	39,271	36,857	32,712	26,632	21,473
Gross profit	23,379	21,841	19,744	16,038	13,141
Selling, general and administrative expenses (including non-cash stock-based compensation expense of $141 in 2005 and $530 in 2004)	19,797	17,670	15,544	12,301	10,868
Operating income	3,583	4,171	4,200	3,738	2,273
Interest expense	1,865	1,202	1,770	1,347	1,283
Deferred financing and other related costs	408	122	55	142	142
Income before provision for income taxes	1,310	2,847	2,375	2,248	848
Provision for income taxes	484	1,481	1,111	999	665
Net Income	$826	$1,366	$1,264	$1,249	$183
Preferred stock dividend	113	160	160	160	160
Net income attributed to common stockholders	$713	$1,206	$1,104	$1,089	$23
Net Income per, common share basic	$0.21	$0.42	$0.40	$0.39	$0.01
Diluted	$0.18	$0.31	$0.30	$0.30	$0.01
Number of shares used in per share calculations on a post-split basis
Basic	3,374	2,848	2,761	2,761	2,761
Diluted	4,514	4,355	4,194	4,158	4,124
Other Operating Data:
Number of catalogs mailed (000’s)	6,390	5,355	5,810	3,587	2,829
Number of retail stores	4	3	2	2	1
Capital expenditures	$510	$661	$209	$338	$469
Cash flows from operating activities	$864	$1,867	$1,078	$1,314	$2,241
Cash flows (used) in investing activities	$(532)	$(714)	$(573)	$(769)	$(394)
Cash flows from/(used in) financing activities	$2,490	$(1,147)	$(519)	$(508)	$(1,847)
Gross profit margin	37.3%	37.2%	37.6%	37.6%	38.0%
EBITDA(1)	$4,372	$5,254	$4,829	$4,212	$3,400
EBITDA margin(1)	7.0%	9.0%	9.2%	9.9%	9.8%
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,887	$64	$58	$72	$35
Total assets	31,677	26,763	25,503	23,534	20,768
Total long-term liabilities	8,272	11,778	12,460	12,080	12,023
footnotes on following page

(1)	When we use the term “EBITDA”, we are referring to net income minus interest income plus interest expense, income taxes and depreciation and amortization. We present EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

EBITDA has some limitations as an analytical tool and you should not consider it in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities or any other measure calculated in accordance with generally accepted accounting principles. Some of the limitations are:

•	EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or capital commitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the interest expense or cash requirements necessary to service interest or principal payments on our debt;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; and

•	other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.
   The following table reconciles EBITDA to net income.

	Year Ended December 31,(1)

	2005	2004	2003	2002	2001

Net income	$826	$1,366	$1,264	$1,249	$183
Depreciation	484	414	395	345	172
Amortization of other intangible assets	164	139	235	129	954
Amortization of deferred stock-based compensation	141	530	—	—	—
Interest expense and other related financing costs; net	2,273	1,324	1,824	1,489	1,425
Income taxes	484	1,481	1,111	999	665
EBITDA	$4,372	$5,254	$4,829	$4,212	$3,400

(1)	Certain of these amounts may not properly sum due to rounding.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
          This Annual Report on Form 10-K, including the following discussion, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words “projected,” “anticipated,” “planned,” “expected” and similar expressions are intended to identify forward-looking statements. In particular, statements regarding retail store expansion and business growth are forward-looking statements. Forward-looking statements are not guarantees of our future financial performance, and undue reliance should not be placed on them. Our actual results, performance or achievements may differ significantly from the results, performance and achievements discussed in or implied by the forward-looking statements. Factors that could cause such a difference include material changes to Dover Saddlery, Inc.’s business or prospects, in consumer spending, fashion trends or consumer preferences, or in general political, economic, business or capital market conditions and other risks and uncertainties, including but not limited to the other factors that are detailed in “Item 1A. Risk Factors.” We disclaim any intent or obligation to update any forward-looking statements.
          We are a leading specialty retailer and the largest direct marketer of equestrian products in the U.S. For over 20 years, Dover Saddlery has been a premier upscale marketing brand in the English-style riding industry. We sell our products through a multi-channel strategy, including catalogs, the Internet and retail stores. This multi-channel strategy has allowed us to use catalogs and our proprietary database of nearly two million names of equestrian enthusiasts as a primary marketing tool to increase catalog sales and to drive additional business to our e-commerce websites and retail stores.
Historical Development
          Our business was started in 1975 by top-ranked English-style riding champions, Jim and David Powers. Our Wellesley, MA retail store opened in 1975 and our catalog operations began in 1982. In September 1998, Stephen Day, our current President and Chief Executive Officer and a veteran of the equestrian products direct marketing industry, and certain other investors acquired a controlling interest in Dover. In 2000, we launched our main website, www.doversaddlery.com. In 2002, we opened our second Dover Saddlery store in Hockessin, DE and we expanded into the Western-style market by acquiring the Smith Brothers catalog and website, www.smithbrothers.com. In 2003, we acquired rights to the Miller’s Harness brand for use in catalog and Internet sales to target entry-level and lower-cost equestrian products customers. We opened a Smith Brothers store in Denton, TX in 2004 and our third Dover Saddlery store in Plaistow, NH in 2005.
          We offer a comprehensive selection of more than 5,800 products required to own, train and compete with a horse, costing from $1 to over $4,000. Our products fall into the three main categories of saddles and tack, specialized apparel, and horse care and stable products. We have historically focused on the English-style riding market. Dover is known for providing the highest quality products for English-style riding, including premier brands such as Hermes, Ariat, Grand Prix, Mountain Horse, Passier, and Prestige. To broaden our product offerings, we began selling into the Western-style riding market in 2002 under the Smith Brothers name.
          We have carefully built a multi-channel platform for growth by developing an extensive consumer database of equestrian enthusiasts and Dover customers. We have positioned ourselves to capitalize on the synergies of combining catalog and Internet operations with a retail store channel. By marketing our products across integrated, multiple sales channels, we have strengthened our brand visibility and brand equity, expanded our customer database and increased revenues, profits and market share. While our catalog acts as the primary marketing vehicle to increase Internet and store traffic, each of our channels reinforces the other and generates additional customers. Because we sell equestrian products through multiple channels to the same customer base, we operate in one reportable business segment.
Revenues
          We market and sell the most comprehensive selection of products in the equestrian industry. We currently derive our revenues from product sales through three integrated distribution channels: catalog, Internet and our retail stores. Our direct sales consist of product sales generated from both catalog mailings and Internet marketing, and our retail store sales consist of products sold through our retail stores. We sell to the English-style riding market through our Dover Saddlery brand and to the Western-style riding market through our Smith Brothers brand.
          In 2005, approximately 85.1% of our revenues resulted from sales through our direct channel, and 14.9% resulted from sales at our four retail stores which increased significantly from the 11.1% of retail sales in 2004, due primarily to the opening of our fourth store. All revenues are recorded net of product returns.
          Revenues from our product sales are seasonal. In addition, our revenues can be affected by the timing of our catalog mailings. In 2005, 28.9% of our revenues were generated in the fourth quarter.

Cost of Revenues
          The most significant components of our cost of revenues are product costs, purchasing, handling and transportation costs to obtain the products and ship them to our customers. We manage our integrated merchandising efforts by forming positive relationships with over 600 suppliers to ensure competitive costs and the most complete product offering for our customers. We have implemented procedures to promote labor efficiencies in the handling of our products. In addition, we work closely with transportation companies in negotiating competitive rate structures to manage our freight costs.
Gross Profit
          Our gross profit as a percentage of revenues varies according to the season of the year and the mix of products sold. Our gross profit may not be comparable to other specialty retailers, as some companies include all of the costs related to distribution in cost of revenues while others, like us, exclude all or a portion of the costs related to distribution from cost of revenues and include them in selling, general and administrative expenses.
Selling, General and Administrative Expenses
          Our selling, general and administrative expenses consist primarily of:

•	advertising, marketing and other brand-building costs, primarily associated with developing, printing and distributing our catalogs and internet advertising;

•	labor and related costs for order processing, and salaries and related costs for marketing, creative and executive personnel;

•	infrastructure costs and information system costs;

•	credit card processing fees;

•	occupancy and other overhead costs.

•	store pre-opening costs;

•	public company professional fees and other accounting and related costs; and

•	amortization of non-cash, stock-based compensation
          As we focus on increasing our market penetration and continuing to build brand awareness, we anticipate that selling, general and administrative expenses will continue to increase in absolute dollars for the foreseeable future. Selling, general and administrative costs as a percentage of our revenues are not likely to decrease in the foreseeable future as we intend to continue to take advantage of our market-leading position in the equestrian industry by building on the Dover Saddlery and Smith Brothers brands. We also expect our general and administrative expenses will increase due to our operations as a public company.
Fiscal Periods
          Our fiscal year ends on December 31 and our fiscal quarters end on March 31, June 30, September 30 and December 31.

Results of Operations
          The following table sets forth our results of operations for the periods shown:

	Year ended
	December 31,

	2005	2004	2003

	(dollars in thousands)(1)
Revenues, net — direct	$53,346	$52,160	$47,328
Revenues, net — retail stores	9,304	6,538	5,127
Revenues, net — total	62,650	58,698	52,455
Cost of revenues	39,271	36,857	32,712
Gross profit	23,379	21,841	19,744
Selling, general and administrative expenses (including non-cash stock-based compensation expense of $141 in 2005 and $530 in 2004)	19,797	17,670	15,544
Operating income	3,582	4,171	4,200
Interest expense and other related financing costs, net	2,273	1,324	1,825
Income before provision for income taxes	1,310	2,847	2,375
Provision for income taxes	484	1,481	1,111
Net income	$826	$1,366	$1,264
Other Operating Data:
Number of catalogs mailed (000’s)	6,390	5,355	5,810
Number of retail stores	4	3	2
Capital expenditures	$510	$661	$209
Cash flows from operating activities	$864	$1,867	$1,078
Cash flows (used) in investing activities	$(532)	$(714)	$(573)
Cash flows from/(used in) financing activities	$2,490	$(1,147)	$(519)
Gross profit margin	37.3%	37.2%	37.6%
EBITDA(2)	$4,372	$5,254	$4,829
EBITDA margin(2)	7.0%	9.0%	9.2%

(1)	Certain of these amounts may not properly sum due to rounding.

(2)	When we use the term “EBITDA”, we are referring to net income minus interest income plus interest expense, income taxes and depreciation and amortization. We present EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

          The following table sets forth our results of operations as a percentage of revenues for the periods shown:

	Year ended
	December 31,

	2005	2004	2003

Revenues, net — direct	85.1%	88.9%	90.2%
Revenues, net — retail stores	14.9%	11.1%	9.8%
Revenues, net — total	100.0%	100.0%	100.0%
Cost of revenues	62.7%	62.8%	62.4%
Gross profit	37.3%	37.2%	37.6%
Selling, general and administrative expenses (including non-cash stock-based compensation in 2004 and 2005)	31.6%	30.1%	29.6%
Operating income	5.7%	7.1%	8.0%
Interest expense and other related financing costs	3.6%	2.3%	3.5%
Income before provision for income taxes	2.1%	4.9%	4.5%
Provision for income taxes	0.8%	2.5%	2.1%
Net income	1.3%	2.3%	2.4%

Comparison of Years Ended December 31, 2005 and 2004

Revenues
          Our total revenues increased 6.7% to $62.7 million in 2005, from $58.7 million in 2004, a total increase of $4.0 million. Revenues in our direct sales channel increased $1.2 million, or 2.3%, and revenues in our retail store channel increased $2.8 million, or 42.3%. The increase in revenues from our direct sales channel was attributed to higher unit volumes through both catalog and the Internet from both the Dover Saddlery and the Smith Brothers brands. The higher volumes are attributed to increases in catalog circulation, which was mitigated by soft consumer demand in the first and third quarters of the year, attributable to low consumer confidence and the effects of the Gulf Coast hurricanes on gasoline prices and direct sales channel revenues. The increase in revenues from our retail store channel was due primarily to the successful opening of our Dover store in Plaistow, NH in April 2005 which generated approximately $2.85 million during 2005.
Gross Profit
          Gross profit increased 7.0% to $23.4 million in 2005, from $21.8 million in 2004. Gross profit as a percentage of revenues slightly increased to 37.3% in 2005, from 37.2% of revenues in 2004. The increase of $1.6 million in gross profit was due primarily to increased revenues, primarily in our retail store channel. The increase in gross profit as a percentage of revenues was due to primarily to a slight variation in overall product mix.
Selling, General and Administrative
          Selling, general and administrative expenses increased to $19.8 million (31.6% of revenues) in 2005 from $17.7 million (30.1% of revenues) in 2004. The $2.1 million increase includes $0.9 million in marketing costs, primarily catalog circulation, internet advertising and new store support. Labor and related costs increased approximately $0.8 million to support the new Dover store, increased direct channel sales and increased merchandising support functions. Occupancy costs increased $.4 for both retail and direct facilities, and new public company costs added $.1.

Amortization of non-cash stock-based compensation was approximately $0.1 million and $0.5 million in 2005 and 2004, respectively.
Interest Expense
          Interest expense of $2.3 million in 2005, including amortization of deferred financing costs attributed to our subordinated debt and revolving credit facility, was approximately $1.0 million more than 2004 interest expense of $1.3 million. This increase was due primarily to financing-related costs, certain of which are non-recurring, including accelerated write-off of deferred financing fees in connection with the payment of debt, incurrence of prepayment fees on debt reduction, other financing fees, and the increased debt levels required to finance a redemption of stock from a stockholder.
Income Tax Provision
          The provision for income taxes was $0.5 million in 2005, reflecting an effective tax rate of 37.0%, as compared to $1.5 million in 2004, reflecting an effective tax rate of 52.0%. The lower effective rate in 2005 versus 2004 is attributable to the deductibility of certain non-cash stock based compensation charges.
Net Income
          Net income for the year 2005 decreased 39.5% to $0.8 million, due primarily to the slower growth of our direct revenue, increased investment in marketing, and increased deferred debt financing costs.
Comparison of Years Ended December 31, 2004 and 2003
Revenues
          Our total revenues increased 11.8% to $58.7 million in 2004, from $52.5 million in 2003, a total increase of $6.2 million. Revenues in our direct sales channel increased $4.8 million, or 10.2%, and revenues in our retail store channel increased $1.4 million, or 27.5%. The increase in revenues from our direct sales channel was attributed to higher unit volumes through both catalog and the Internet from both the Dover Saddlery and the Smith Brothers brands. The higher volumes are attributed to more efficient and targeted mailings. The increase in revenues from our retail store channel was due primarily to the successful opening of our Smith Brothers store in Denton, TX in April 2004 which contributed approximately $0.7 million during 2004, as well as sales growth of $0.5 million from the Hockessin, DE store.
Gross Profit
          Gross profit increased 10.6% to $21.8 million in 2004, from $19.7 million in 2003. Gross profit as a percentage of revenues slightly decreased to 37.2% in 2004, from 37.6% of revenues in 2003. The increase of $2.1 million in gross profit was due primarily to increased revenues in both the direct sales and retail store channels. The reduction in gross profit as a percentage of revenues was due primarily to a slight variation in overall product mix.
Selling, General and Administrative
          Selling, general and administrative expenses increased to $17.7 million (30.1% of revenues) in 2004 from $15.5 million (29.6% of revenues) in 2003. The $2.1 million increase includes advertising and catalog spending of approximately $0.7 million to support the growth of both our direct sales and retail store channels. Labor and related costs increased approximately $0.5 million to support the new Smith Brothers store, increased direct channel sales and administrative support functions. Amortization of non-cash stock-based compensation was approximately $0.5 million in 2004. No such expense was recorded in 2003. Occupancy costs increased approximately $0.2 million due to the 32,000 square foot expansion of our central warehouse, as well as the new Plaistow, NH store.
Interest Expense
          Interest expense of $1.3 million in 2004, including amortization of deferred financing costs attributed to our subordinated debt and revolving credit facility, was approximately $0.5 million less than 2003 interest expense of $1.8 million, due primarily to a reduction in the interest expense attributable to our subordinated debt, which we refinanced in December 2003.
Income Tax Provision
          The provision for income taxes was $1.5 million in 2004, reflecting an effective tax rate of 52.0%, as compared to $1.1 million in 2003, reflecting an effective tax rate of 46.8%. This increase in the effective rate is due to the non-deductibility of the non-cash stock-based compensation.
Net Income
          Net income for the year 2004 increased 8.1% to $1.4 million, due primarily to our combined 11.9% revenue growth across both sales channels during the year.
Quarterly Results of Operations
          Since 2001, our quarterly product sales have ranged from a low of approximately 20% to a high of approximately 32% of any calendar year’s results. The beginning of the spring outdoor riding season in the northern half of the country has typically generated a slightly stronger second quarter of the year, and the holiday buying season has generated additional demand for our normal equestrian product lines in the fourth quarter of the year. Revenues for the first and third quarters of the calendar year have tended to be somewhat lower than the second and fourth quarters. We anticipate that our revenues will continue to vary somewhat by season.
          The timing of our new retail store openings has had and is expected to continue to have a significant impact on our quarterly results. We will incur one-time expenses related to the opening of each new store. As we open new stores, (i) revenues may spike and then settle and (ii) pre-opening expenses, including such expenses as occupancy and management overhead, are incurred, which may not be offset by correlating revenues during the same financial reporting period. As a result of these factors, new retail store openings may result in temporary declines in operating profit, both in dollars and as a percentage of sales.
          The following tables presenting our un-audited quarterly results of operations should be read in conjunction with the consolidated financial statements and related notes contained elsewhere in this report. We have prepared the un-audited information on the same basis as our audited consolidated financial statements. You should also keep in mind, as you read the following tables, that our operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

          The following table presents our un-audited quarterly results of operations for the eight fiscal quarters ended December 31, 2005. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of our financial position and operating results for the quarters presented.
Fiscal Quarter Ended

	Dec 31,	Sept 30,	June 30,	March 31,	Dec 31,	Sept 30,	June 30,	March 31,
	2005	2005	2005	2005	2004	2004	2004	2004

	(dollars in thousands)
Revenues, net — direct	$15,449	$11,579	$13,443	$12,875	$14,828	$11,772	$12,875	$12,685
Revenues, net — retail stores	2,663	2,380	2,891	1,370	1,831	1,707	1,737	1,263
Revenues, net — total	18,112	13,959	16,334	14,245	16,659	13,479	14,612	13,948
Cost of revenues	11,087	8,689	10,323	9,172	10,053	8,560	9,321	8,924
Gross profit	7,025	5,270	6,011	5,073	6,606	4,919	5,291	5,024
Selling, general and administrative expenses	5,930	4,640	4,682	4,546	5,387	4,165	4,132	3,986
Operating income	1,095	631	1,329	528	1,220	754	1,159	1,038
Interest expense, financing and other related costs	1,001	470	409	392	352	345	325	303
Income before provision/(benefit) for income taxes	94	161	920	136	868	409	834	735
Provision/(benefit) for income taxes	(97)	77	405	99	602	189	369	322
Net income	$191	$84	$515	$37	$266	$220	$465	$413
Net income per share — basic	$0.04	$0.06	$0.16	$0.00	$0.07	$0.06	$0.15	$0.14
Net income per share — diluted	$0.04	$0.02	$0.11	$0.01	$0.06	$0.05	$0.11	$0.10
Liquidity and Capital Resources
          In 2005, we generated net proceeds of $12.4 million through our initial public offering, which enhanced our other primary sources of liquidity which are cash flows generated from our operations and availability under our revolving credit facility. Offsetting these increases in liquidity was the application of $5.1 million to pay down subordinated debt and $2.8 million to reduce the balance on our revolving credit facility. We intend to use these net sources of liquidity to fund new retail store locations, our working capital requirements, capital expenditure requirements and third-party debt service requirements. We may in the future need to obtain additional financing from banks, or through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements.

Operating Activities
          The cash provided by our operating activities in 2005 was $0.9 million, consisting primarily of net income and non-cash expenses totaling $2.3 million, reduced by inventory increases of $0.8 million, mostly for the new Plaistow, NH store, as well as seasonal reductions in prepaid catalogs of $0.9 million. In 2004, cash provided by our operating activities was primarily due to net income of $1.9 million and non-cash expenses of $0.8 million, which were partially offset by an increase in inventory of $.9 million, due to the opening of a new retail store, in addition to our normal revenues-related increases. In 2003, the cash provided by our operating activities was primarily due to net income of $1.3 million, and non-cash expenses of $1.1 million, which were partially offset by an increase in inventory of $1.4 million. The increase in inventory was due to the substantial increase in Western-style product inventory in support of the first full year of operations for the new Smith Brothers catalog, in addition to our normal revenues-related increases.

Investing Activities
          Cash used in our investing activities was $0.5 million in 2005, $0.7 million in 2004 and $0.6 million in 2003. Investment activities throughout these periods represent the purchase of capital equipment in support of our growth, including leasehold improvements, computer equipment, internal use software, furniture and fixtures and the purchase of other assets. Increases in investment activities can be expected in 2006 and future years to fit out planned new retail stores with leasehold improvements, computer equipment, fixtures, furniture and other assets.

Financing Activities
          Net cash provided by our financing activities was $2.5 million in 2005. The net proceeds of the company portion of our offering were $12.4 million, which were utilized to pay down subordinated debt by $5.1 million, reduce our revolving credit line, and provide cash for the business. In September, those facilities were utilized to consummate the $6.0 million repurchase of treasury stock more fully described below. In 2004, net cash used in our financing activities consisted primarily of $0.9 million for repayment of net borrowings under our revolving credit facility and $0.2 million in capital lease payments. In 2003, net cash used in our financing activities consisted primarily of net payments of $0.3 million related to the refinancing of our senior subordinated debt and revolving credit facility.

Revolving Credit Facility
          In September 2005, we renewed and increased our revolving credit facility with Bank of America, N.A., under which we can borrow up to $16.0 million, including $2.0 million for letters of credit. Interest accrues at a variable rate based on both prime and published LIBOR rates. The credit facility expires on September 16, 2008 at which time all advances will be immediately due and payable. As of December 31, 2005, the revolving credit facility borrowing limit was $16.0 million and the amount outstanding under the credit facility was $5.0 million at a blended rate of 7.6% and the unused amount available was $11.0 million. On September 16, 2005, we drew on our credit facility for $2.0 million to finance a portion of a $6.0 million repurchase of shares of our common stock. We maintain a derivative financial instrument to hedge the risk of interest rate fluctuations on a portion of our outstanding bank debt. Borrowings are secured by substantially all of our assets. Under the terms of our credit facility, we are subject to certain covenants including, among others, maximum funded debt ratios and capital expenditures, and minimum operating cash flows and profitability. At December 31, 2005, we were in compliance with all covenants under the credit facility with the exception of our minimum EBITDA and operating cash flow covenants, for which waivers were obtained. We also obtained covenant amendments on a prospective basis. If a default occurs, the bank may require that we repay all amounts then outstanding. Any amounts which we may be required to repay prior to a scheduled repayment date, however, would reduce funds that we could otherwise allocate to other opportunities that we consider desirable.

Senior Subordinated Note and Warrant
          On September 16, 2005, we closed an Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc., which provided for our issuance of a senior subordinated note payable, which is due in full on September 16, 2009 for aggregate proceeds of $8.05 million. Of such proceeds, $3.5 million was used to pay off a previously existing subordinated note payable and $4.0 million was used to pay a portion of a $6.0 million purchase price of 795,865 shares of our common stock. The note is a general senior subordinated obligation, is subordinated in right of payment to our existing and future senior debt, ranks equal in right of payment with any of our future senior subordinated debt and is senior in right of payment to any of our future subordinated debt. Interest at an annual rate of 11.5% is payable monthly on the fifth business day of the month. Prepayment on the principal amount due under the note may voluntarily be made at any time in multiples of $100,000, plus accrued and unpaid interest and a prepayment fee equal to the principal amount prepaid multiplied by 3.0% if prepayment is made prior to September 16, 2006, by 4.0% if prepayment is made prior to September 16, 2007, 5.0% if prepayment is made prior to September 16, 2008 and 6.0% if prepayment is made prior to September 16, 2009. Mandatory prepayment is required upon a change in control. Simultaneously with the issuance of this note, we issued a warrant to Patriot Capital Funding, Inc. exercisable at any time after March 31, 2006 for up to 30,974 shares of our common stock at an exercise price of $0.00759 per share. In December 2005, we utilized proceeds from our public offering to prepay $5.1 million of the debt due under the note, leaving a balance of $3,000,000.

Treasury Stock Transaction
          On September 16, 2005, the holder of all 1,337,668 shares of our outstanding preferred stock converted all of its shares of preferred stock into 1,337,668 shares of our common stock. We repurchased 795,865 of such shares of common stock for a purchase price of $6.0 million. We funded $4.0 million of the $6.0 million purchase price by increasing our existing interest-bearing note payable to a third party to $8.05 million and drew on our amended credit facility for the remaining $2.0 million.

Working Capital and Capital Expenditure Needs
          We believe our existing cash, cash equivalents, expected cash to be provided by our operating activities, funds available through our revolving credit facility and the net proceeds from our public offering will be sufficient to meet our currently planned working capital and capital expenditure needs over at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the expansion of our retail stores, the acquisition of new capabilities or technologies and the continuing market acceptance of our products. To the extent that existing cash, cash equivalents, cash from operations and cash from our revolving credit facility under the conditions and covenants of our credit facilities are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Contractual Obligations
          We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our revolving credit facility and leases for our headquarters and distribution facility, as well as our retail stores and miscellaneous office space. The following table describes our commitments to settle contractual obligations in cash as of December 31, 2005, unless otherwise noted:

	Payments Due by Period

	2006	2007	2008	2009	2010	Total

	(in thousands)
Short-term bank borrowings	$—	$—	$—	$—	$—	$0
Capital leases	206	152	110	39	—	507
Operating leases	804	458	403	337	—	2,002
Revolving credit facility	—	—	5,000	—	—	5,000
Senior subordinated notes	—	—	—	3,000	—	3,000
Total	$1,010	$610	$5,513	$3,376	$—	$10,509

Off-Balance Sheet Arrangement
          As of December 31, 2005, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.
Critical Accounting Policies and Estimates
          Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates.
          We believe that of our significant accounting policies, which are described in the notes to our consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, we believe that the following accounting policies are the most critical to fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition
          Revenues from product sales are recognized at the time of shipment to catalog and Internet customers and at the point of sale to retail store customers. At the time of recognition, we provide a reserve for projected product returns based on prior return experience. For the periods presented, merchandise returns have been consistent; resulting in period-end reserves of $656,000 and $616,000 for the years ended December 31, 2005 and 2004, respectively. We do not anticipate changes to the future trends of our merchandise returns.
          Shipping and handling fees charged to the customer are recognized at the time the products are shipped to the customer and are included in net revenues. Shipping costs are included in cost of goods sold.

Inventory Valuation
          Inventory consists of finished goods in our warehouse and retail stores. Our inventory is stated at the lower of cost, with cost determined by the first-in, first-out (FIFO) method, or net realizable market value. We continuously monitor the costs allocated to ensure adequate valuation of the related products. Our reserve for inventory obsolescence was $70,000 for the years ended December 31, 2005 and 2004, respectively. Inventory valuation charges have remained consistent throughout each period presented. We do not foresee any change to this trend which currently recognizes annual valuation charges below that of the period end reserve balances.

Advertising Costs and Catalog Expenses
          The costs of direct-response advertising materials, primarily catalog production and distribution costs, are deferred in accordance with Statement of Position (SOP) 93-7, Reporting on Advertising Costs. These costs are recognized over the period of expected future revenues, which is less than one year. Advertising costs not related to our direct response catalogs and marketing activities are expensed as incurred.

Income Taxes
          We account for income taxes under the liability method wherein the deferred tax assets and liabilities are based on the difference between the financial statements and tax bases of assets and liabilities, multiplied by the expected tax rate in the year the differences are expected to reverse. Deferred tax expense results from the change in the net deferred tax asset or liability between periods. Valuation allowances are established when it is more likely than not that some portion of the deferred tax assets will not be realized.

Stock Based Compensation
          We account for employee stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, and elect the disclosure-only alternative under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, and the enhanced disclosures as required by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure. We have two stock-based employee compensation plans, which are more fully described in Note 6.
          Under the intrinsic-value method, compensation expense is measured on the date of grant as the difference between the deemed fair value of our common stock and the option exercise price multiplied by the number of options granted. Generally, we grant stock options with exercise prices equal to the estimated fair value of our common stock, however, to the extent the deemed fair value of the common stock exceeds the exercise price of stock options granted to employees on the date of grant, we record deferred stock-based compensation and amortize the expense over the vesting schedule of the options, generally four years. The fair value of our common stock is determined by our Board of Directors. In the absence of a public trading market for our common stock, our Board considers objective and subjective factors in determining the fair value of the common stock and related options. Consistent with the guidance provided by the AICPA’s Technical Practice Aid on The Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the TPA), such considerations included, but were not limited to, the following factors:

•	Historical and expected future earnings performance

•	The liquidation preferences and dividend rights of our preferred stock

•	Milestones achieved by the Company

•	Marketplace and major competition

•	Market barriers to entry

•	Our workforce and related skills

•	Our customer and vendor characteristics

•	Strategic relationships with our suppliers

•	Risk factors and uncertainties facing us
          We recorded a non-cash stock-based compensation expense of $530,000 in 2004 and $141,100 in 2005 to reflect the difference between the fair value of the underlying common stock and the exercise price of stock options which were granted in 2004. As of December 31, 2005, there was no unamortized stock based compensation remaining.

Impairment of Long-lived Assets
          We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to discounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We do not believe that any of our long-lived assets were impaired as of December 31, 2005 and 2004.

          We account for goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill be reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying amount of a reporting unit exceeds its estimated fair value, goodwill is evaluated for potential impairment. Management has determined, based on the guidance of SFAS No. 142, there is one reporting unit, the Company as a whole. We performed our annual test of impairment of goodwill as of December 31, 2005. Based on the results of the first step of the goodwill impairment test, we have determined that no impairment had occurred, as the fair value of the reporting unit exceeded the respective carrying value. Therefore, the second step of the goodwill impairment test was not necessary.
Recent Accounting Pronouncements
          In December 2004, the FASB issued SFAS No. 123R, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statement of operations. The accounting provisions of SFAS No. 123R are effective for fiscal years beginning after June 15, 2005. We will be required to adopt SFAS No. 123R for our fiscal quarter beginning January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. We have not yet determined whether the adoption of SFAS No. 123R will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123. We are evaluating the requirements under SFAS No. 123R and expect the adoption could have a significant adverse impact on our future consolidated operating results.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk
          Nearly all of our revenues are derived from transactions denominated in U.S. dollars. We purchase products in the normal course of business from foreign manufacturers. As such, we have exposure to adverse changes in exchange rates associated with those product purchases, but this exposure has not been significant.

Impact of Inflation
          We believe the effects of inflation, if any, on our results of operations and financial condition have not been material in recent years.

Interest Rate Sensitivity
          We had cash and cash equivalents totaling $2.9 million at December 31, 2005. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of December 31, 2005, all of our investments were held in money market and other short-term investment accounts.
          Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments, primarily certain borrowings under our revolving credit facility. The advances under this revolving credit facility bear a variable rate of interest determined as a function of the prime rate and the published LIBOR rate at the time of the borrowing. We maintain a derivative financial instrument to hedge the risk of interest rate fluctuations on a portion of our outstanding bank debt. If interest rates were to increase by one percent, the additional interest expense as of December 31, 2005 would be approximately $80,000 annually prior to any potential benefit from our interest rate protection. At December 31, 2005, there was $5.0 million outstanding under our revolving credit facility.

Item 8.	Consolidated Financial Statements and Supplementary Data
DOVER SADDLERY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Dover Saddlery, Inc.:
          We have audited the accompanying consolidated balance sheets of Dover Saddlery, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004 and the related consolidated statements of operations, redeemable convertible preferred stock, stockholders’ equity (deficit) and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dover Saddlery, Inc. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

Boston, Massachusetts	/s/ Ernst & Young LLP

Ernst & Young LLP
March 28, 2006

DOVER SADDLERY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31

	2005	2004

Current assets:
Cash and cash equivalents	$2,886,685	$64,276
Accounts receivable	159,832	147,260
Inventory	10,072,584	9,277,340
Prepaid catalog costs	1,600,526	1,340,592
Prepaid expenses and other current assets	968,134	434,940
Income tax receivable	167,505	—

Total current assets	15,855,266	11,264,408
Furniture and fixtures	1,418,776	1,251,694
Office and other equipment	254,221	227,842
Leasehold improvements	1,960,236	1,467,654

	3,633,233	2,947,190
Less accumulated depreciation and amortization	(1,903,905)	(1,420,248)

	1,729,328	1,526,942
Other assets:
Deferred income tax assets	253,500	21,800
Other assets, net	703,232	814,186
Goodwill	13,135,221	13,135,221

Total other assets	14,091,953	13,971,207

Total assets	$31,676,547	$26,762,557

Current liabilities:
Current portion of capital lease obligations and short term bank borrowings	$171,237	$397,089
Accounts payable	2,628,420	2,603,628
Accrued expenses and other current liabilities	2,949,336	2,146,672
Income tax payable	—	307,814
Deferred income tax liability	273,600	118,824

Total current liabilities	6,022,593	5,574,027
Long-term liabilities:
Revolving line of credit	5,000,000	7,800,000
Subordinated notes payable	3,000,000	3,681,328
Capital lease obligation, net of current portion	272,302	296,442

Total long-term liabilities	8,272,302	11,777,770
Redeemable convertible preferred stock, $0.0001 par value; 1,449,690 shares authorized, 1,337,661 issued and outstanding at redemption value as of December 31, 2004	—	3,006,634
Put rights available to preferred stockholders	—	5,691,916
Put rights available to common stockholders	—	19,659,580
Employee notes receivable in exchange for option exercise	—	(281,600)
Stockholders’ equity (deficit):
Common Stock, par value $0.0001 per share; 15,000,000 shares authorized, issued 5,074,344 as of December 31, 2005 and 3,023,263 as of December 31, 2004	507	—
Additional paid in capital	43,883,692	671,435
Deferred compensation	—	(141,100)
Accumulated other comprehensive income (loss)	47,600	(33,338)
Treasury Stock, 795,865 shares at cost	(6,081,986)	—
Retained earnings (deficit)	(20,468,161)	(19,162,767)

	17,381,652	9,410,760

Total liabilities and stockholders’ equity	$31,676,547	$26,762,557

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31

	2005	2004	2003

Revenues, net	$62,650,380	$58,697,937	$52,455,482
Cost of revenues	39,270,848	36,856,972	32,711,819

Gross profit	23,379,532	21,840,965	19,743,663
Selling, general, and administrative expenses (including non-cash stock-based compensation charges of $141,100 in 2005 and $530,335 in 2004)	19,796,321	17,669,703	15,543,842

Income from operations	3,583,211	4,171,262	4,199,821

Interest expense, financing and other related costs	2,273,091	1,324,327	1,824,833

Income before provision for income taxes	1,310,120	2,846,935	2,374,988

Provision for income taxes	484,400	1,481,300	1,110,500

Net income	$825,720	$1,365,635	$1,264,488

Net income per share (Note 2)
Basic	$0.21	$0.42	$0.40
Diluted	$0.18	$0.31	$0.30
Number of shares used in per share calculation (Note 2)
Basic	3,374,000	2,848,000	2,761,000
Diluted	4,514,000	4,355,000	4,194,000
See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME (LOSS)

	Redeemable Convertible
	Preferred Stock		Common Stock							Treasury Stock
						Employees			Other			Retained
	Number of	Redemption	Number of	Put Right		Notes	Additional	Deferred	Comprehensive	Number of	Redemption	Earnings
	Shares	Value	Shares	Value	Par Value	Receivable	Paid in Capital	Compensation	Income/(Loss)	Shares	Value	(Deficit)	Total

Balance at December 31, 2002	1,337,661	$2,686,646	2,761,000	$4,294,750		$—	$—	$—	$(117,996)		$—	$(697,756)	$6,165,644
Net income												1,264,488	1,264,488
Effective cash flow hedge									117,996				117,996
Accretion of redeemable convertible preferred stock dividends		159,994										(159,994)	—

Balance at December 31, 2003	1,337,661	$2,846,640	2,761,000	$4,294,750		—	—		—	—	—	$406,738	$7,548,128
Net income												1,365,635	1,365,635
Effective cash flow hedge									(33,338)				(33,338)
Stock based compensation							671,435	(671,435)					—
Amortization of stock based compensation								530,335					530,335
Accretion of redeemable convertible preferred stock dividends		159,994										(159,994)	—
Accretion of preferred stock put rights		5,691,916										(5,691,916)
Accretion of common stock put rights				15,083,230								(15,083,230)	—
Employee stock option exercises			262,263	281,600		(281,600)							—

Balance at December 31, 2004	1,337,661	$8,698,550	3,023,263	$19,659,580		$(281,600)	$671,435	$(141,100)	$(33,338)	—	—	$(19,162,767)	$9,410,760
Net income												825,720	825,720
Amortization of stock based compensation								141,100					141,100
Effective cash flow hedge									80,938				80,938
Collection of employee notes receivable						281,600							281,600
Issuance of warrants to purchase common stock							233,620						233,620
Accretion of redeemable convertible preferred stock dividends		113,329										(113,329)	—
Accretion of preferred stock put rights		2,017,785										(2,017,785)	—
Conversion of preferred stock into common stock	(1,337,661)	(10,829,664)	1,337,661		134		10,829,530						—
Elimination of put rights				(19,659,580)	302		19,659,278
Redemption of treasury stock at cost			(795,865)		(80)		80			795,865	(6,081,986)		(6,081,986)
											—		—
Issuance of new shares			1,470,723		147		12,432,745						12,432,892
Net Offering Cost
Employee stock option exercises			38,562		4		57,004					—	57,008

Balance at December 31, 2005	—	—	5,074,344		$507	—	$43,883,692		$47,600	795,865	$(6,081,986)	$(20,468,161)	$17,381,652

DOVER SADDLERY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31

	2005	2004	2003

Operating activities
Net income	$825,720	$1,365,635	$1,264,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	646,997	553,092	630,232
Deferred income taxes	(136,000)	57,700	53,400
Amortization of stock based compensation	141,100	530,335	—
Non-cash interest expense and amortization of deferred finance fees	848,768	295,073	415,928
Changes in current assets and liabilities:
Accounts receivable	(12,572)	(89,665)	48,356)
Inventory	(795,244)	(944,557)	(1,410,023)
Prepaid catalog costs and other expenses	(918,231)	(31,998)	(195,397)
Accounts payable & short term borrowings	(231,697)	(210,489)	(465,446)
Accrued expenses and other current liabilities	494,964	342,224	736,804

Net cash provided by operating activities	863,805	1,867,350	1,078,342
Investing activities
Purchases of property and equipment	(509,555)	(660,512)	(209,226)
Change in other assets	(22,250)	(53,612)	(363,750)

Cash used in investing activities	(531,805)	(714,124)	(572,976)
Financing activities
Borrowings under revolving line of credit	10,900,000	6,450,000	9,500,000
Payments under revolving line of credit	(13,700,000)	(7,350,000)	(9,500,000)
Proceeds from issuance of senior subordinated notes	8,050,000	—	3,500,000
Payments to redeem senior subordinated notes	(8,857,875)	—	(3,378,326)
Payments of commitment and financing fees	(421,239)	(60,207)	(378,600)
Payments on capital leases	(169,991)	(186,983)	(143,719)
IPO transaction costs	(1,538,976)	—	(117,996)
Purchase of treasury stock	(6,081,986)	—	—
Proceeds from initial public offering	13,971,868	—	—
Repayments of Employee Notes Receivable	281,600	—	—
Proceeds from employee stock exercises	57,008	—	—

Net cash provided by (used in) financing activities	2,490,409	(1,147,190)	(518,641)

Net increase (decrease) in cash and cash equivalents	2,822,409	6,036	(13,275)

Cash and cash equivalents at beginning of period	64,276	58,240	71,515

Cash and cash equivalents at end of period	$2,886,685	$64,276	$58,240
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,892,176	1,029,252	$2,846,420
Income taxes	$1,096,649	1,327,524	$868,715
Supplemental disclosure of non-cash financing activities
Equipment acquired under capital leases	$176,488	$203,934	$130,308
Accretion of dividends on redeemable convertible preferred stock	$113,330	$159,994	$159,994
Conversion of preferred stock into common stock	$10,829,664	$—	—
See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Operations and Organization
          Dover Saddlery, Inc., a Delaware corporation (the “Company”), is a leading specialty retailer and the largest direct marketer of equestrian products in the United States. We sell our products through a multi-channel strategy, including catalogs, the Internet, and retail stores located in Massachusetts, New Hampshire, Delaware and Texas. The Company provides a complete line of products, as well as specially developed private label offerings from its direct marketing headquarters, warehouse, and call center facility in Littleton, Massachusetts.
          The accompanying consolidated financial statements comprise those of the Company and its wholly owned subsidiaries, Dover Saddlery, Inc., a Massachusetts corporation, and Smith Brothers, Inc., a Texas corporation. All inter-company accounts and transactions have been eliminated in consolidation.

2.	Summary of Significant Accounting Policies
          The accompanying financial statements reflect the application of certain accounting policies described in this note and elsewhere in the accompanying notes to financial statements.

Use of Estimates
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Segment Information
          Statements of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment utilizing a multi channel distribution strategy.

Revenue Recognition
          Revenues from merchandise sales, including shipping and handling, are recognized at the time of shipment to catalog and Internet customers and at the point of sale to retail store customers. Revenues are recorded net of local sale taxes collected. At the time of recognition, the Company provides a reserve for projected merchandise returns. The reserve, which is based on prior return experience, is recorded in accrued expenses and other liabilities (see Note 8).

Shipping and Handling Costs
          The Company has classified amounts billed to customers for shipping and handling as revenue, and shipping and handling costs as cost of revenue in the accompanying statement of operations.

DOVER SADDLERY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cost of Revenues and Selling, General and Administrative Expenses
          The Company’s consolidated cost of revenues primarily consists of merchandise costs, purchasing, handling and transportation costs to obtain the merchandise and ship it to customers. The Company’s consolidated selling, general and administrative expenses primarily consist of selling and marketing expenses, including amortization of deferred catalog costs, retail occupancy cost, depreciation, amortization and general and administrative expenses.

Cash and Cash Equivalents
          The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Un-presented checks net of bank balances in a single bank account in 2004 are classified as short term bank borrowings. There were no such borrowings in 2005.

Capital Assets, Depreciation and Amortization
          Property and equipment are recorded at cost. Expenditures for additions, renewals and betterments of property are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred.
          The Company provides for depreciation and amortization of assets recorded, including those under capitalized leases, using the straight-line method by charges to operations in amounts that allocate the cost of the assets over their estimated useful lives as follows:

Asset Classification	Estimated Useful Life

Office and other equipment	5-7 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of the estimated life or lease term
          Depreciation and amortization of leasehold improvements and assets recorded under capital leases were approximately $484,000, $345,000 and $395,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Inventory
          Inventory consists of finished goods in the Company’s mail-order warehouse and retail stores. The Company’s inventories are stated at the lower of cost, with cost determined by the first-in, first-out method, or net realizable value. The Company maintains a reserve for excess and obsolete inventory. This reserve was $70,000 as of December 31, 2005 and 2004. The Company continuously monitors the salability to ensure adequate valuation of the related merchandise.

Advertising
          The costs of direct-response advertising materials, primarily catalog production and distribution costs, are deferred in accordance with Statement of Position (SOP) 93-7, Reporting on Advertising Costs. These costs are recognized over the period of expected future revenue, which is less than one year. Deferred costs as of December 31, 2005 and 2004 were $1,600,526 and $1,340,592, respectively. The combined marketing and advertising costs charged to selling, general, and administrative expenses for the years ended December 31, 2005, 2004 and 2003 were approximately $8,415,000, $7,489,000 and $6,747,000, respectively.

DOVER SADDLERY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Assets and Intangibles
          Other assets consist of the following:

	December 31

	2005	2004

Deferred financing fees	$1,093,666	$438,807
Purchased catalog and related assets	783,380	783,380
Other misc. assets	130,953	108,703

Total cost	2,007,999	1,330,890
Accumulated amortization:
Deferred financing fees	(753,426)	(128,706)
Purchased catalog and related assets	(551,341)	(387,998)

Total accumulated amortization	(1,304,767)	(516,704)

Total	$703,232	$814,186

          Deferred financing costs are amortized over the shorter of the contractual or estimated life of the related debt. Purchased catalog and related assets are amortized on a straight-line basis over the estimated useful lives of the underlying assets, generally between two and five years.
          Amortization expense for the Company’s intangible assets for the years ended December 31, 2005, 2004 and 2003 was approximately $788,000, $261,000 and $286,000, respectively. In 2005, the increase in amortization expense compared to prior years primarily had to do with the accelerated write off of deferred financing fees relating to the payment of debt.
          The estimated aggregate amortization expense for each of the next five years is as follows:

Intangibles
Amortization
Expense

For the year ending December 31, 2006	$308,000
December 31, 2007	155,000
December 31, 2008	91,000
December 31, 2009	18,000
December 31, 2010	0
December 31, 2011 and thereafter	0

Goodwill
          The Company accounts for its goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill be reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying amount of a reporting unit exceeds its estimated fair value, goodwill is evaluated for potential impairment.
          Management has determined, based on the guidance of SFAS No. 142, that there is one reporting unit, the Company as a whole. The Company performed its annual test of impairment of goodwill as of December 31, 2005. Based on the results of the first step of the goodwill impairment test, the Company has determined that no impairment had occurred, as the fair value of the

DOVER SADDLERY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reporting unit exceeded the respective carrying value. Therefore, the second step of the goodwill impairment test was not necessary.

Accounting for Impairment of Long-Lived Assets
          The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to discounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company does not believe that any of its long-lived assets were been impaired as of the periods presented.

Pre-opening Store Expenses
          All non capital costs associated with the opening of new retail stores are expensed as incurred.

Financial Instruments
          SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure about fair value of financial instruments. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, line of credit advances, notes payables, a related interest rate swap agreement, redeemable preferred stock and common stock with put rights. The estimated fair value of these instruments approximates the carrying value.

Concentration of Credit Risk
          Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash equivalents and accounts receivable. The Company places its cash and cash equivalents in highly rated financial institutions. In addition, accounts receivable consists primarily of customer credit card transactions that are fully authorized with payment in transit as of period end and therefore no allowance for doubtful accounts is deemed necessary. For the periods presented there were no customers that comprised more than 10% of revenue or accounts receivable.

Derivative Instruments and Hedging Activities
          The Company uses derivative financial instruments to manage the risk of interest rate fluctuations on a portion of its outstanding debt. The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Changes in the fair value of derivatives are recorded each period in current operations or in stockholders’ equity (deficit) as other comprehensive income (loss) depending upon whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.
          The Company has entered into an interest rate swap agreement to hedge a portion of the variable cash flows resulting from fluctuations in the benchmark interest rate on its outstanding revolving credit facility. This agreement involves the exchange of variable interest rates for fixed interest rates over the life of the agreement without an exchange of the notional amount upon which

DOVER SADDLERY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the payments are based. The differential to be received or paid as interest rates change is recorded in interest expense or income in the accompanying consolidated income statements or as a change to stockholders’ equity, depending on whether the transaction qualifies as a hedge. The related receivable or payable is included as an asset or liability in the Company’s consolidated balance sheets (See Note 3).
          Hedges of underlying exposure are designated as part of a hedge transaction and documented at the inception of the hedge. Whenever it qualifies, the Company uses the shortcut method to satisfy hedge effectiveness requirements. Under this approach, the Company exactly matches the terms of the interest rate swap to the terms of the underlying debt and therefore may assume 100% hedge effectiveness with no formal quarterly assessment of effectiveness or measurement of ineffectiveness. The entire in fair value change is recorded in the stockholders’ equity (deficit), net of tax, as other comprehensive income (loss).

Comprehensive Income (loss)
          SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income (loss) and its components in the consolidated financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than reported net income, the only other item of comprehensive income (loss) is the effectively hedged interest rate swap adjustment, which is disclosed in the accompanying consolidated statements of redeemable preferred stock, stockholders’ equity (deficit) and comprehensive income (loss).
Income Taxes
          The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more likely than not that some portion of the deferred tax assets will not be realized.
Net Income Per Share
          Basic and diluted net income per share is presented in conformity with SFAS No. 128, “Earnings per Share”, for all periods presented. In accordance with SFAS No. 128, basic net income per share is determined by dividing net income available to common stockholders by the weighted average common shares outstanding during the period. Diluted net income per share is determined by dividing net income by the dilutive weighted average common shares outstanding. The dilutive weighted average common shares outstanding assumes a full conversion of preferred shares and includes the potential incremental common shares from the exercise of stock options using the treasury stock method, if dilutive.

DOVER SADDLERY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          A reconciliation of the number of shares used in the calculation of basic and diluted net income per share is as follows:

	For the Year ended December 31

	2005	2004	2003

Basic weighted average common shares outstanding	3,374,000	2,848,000	2,761,000

Add: Dilutive effect of converted preferred shares	948,000	1,338,000	1,338,000
Dilutive effect of assumed stock option exercises less potential incremental shares purchased under the treasury method	192,000	169,000	95,000
Diluted weighted average commons shares outstanding	4,514,000	4,355,000	4,194,000
          A reconciliation of the net income available to common stockholders used in the calculation of basic and diluted net income per share is as follows:

	For the Year ended December 31

	2005	2004	2003

Net income	$825,720	$1,365,635	$1,264,488
Preferred stock dividends	113,329	159,994	159,994
Net income available to common stockholders	$712,391	$1,205,641	$1,104,494
Stock Based Compensation
          The Company accounts for employee stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, and elect the disclosure-only alternative under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, and the enhanced disclosures as required by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure. The Company has two stock-based employee compensation plans, which are more fully described in Note 6.
          Under the intrinsic-value method, compensation expense is measured on the date of grant as the difference between the deemed fair value of the Company’s common stock and the option exercise price multiplied by the number of options granted. Generally, the Company grants stock options with exercise prices equal to the estimated fair value of its common stock, however, to the extent that the deemed fair value of the common stock exceeds the exercise price of stock options granted to employees on the date of grant, the Company records deferred stock-based compensation and amortizes the expense over the vesting schedule of the options, generally four years. As a privately held company, the fair value of the common stock was determined by the Company’s Board of Directors (the Board). In the absence of a public trading market for the Company’s common stock, the Company’s Board considered objective and subjective factors in determining the fair value of the common stock and related options. Consistent with the guidance

DOVER SADDLERY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
provided by the AICPA’s Technical Practice Aid on The Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the TPA), such considerations included, but were not limited to, the following factors:

•	Historical and expected future earnings performance

•	The liquidation preferences and dividend rights of the preferred stock

•	Milestones achieved by the company

•	Marketplace and major competition

•	Market barriers to entry

•	The Company’s workforce and related skills

•	Customer and vendor characteristics

•	Strategic relationships with suppliers

•	Risk factors and uncertainties facing the Company
          No stock-based compensation expense was recorded for the year ended December 31, 2003 as the exercise price of the Company’s stock options was equal to or in excess of the estimated fair value of the Company’s common stock on the date of grant. In conjunction with the Company’s Registration Statement on Form S-1, the Company re-evaluated the historical fair value of its common stock. Accordingly, the Company recorded deferred compensation of $671,000 for the difference between the exercise price of stock options granted in 2004 and the revised fair value of the common stock underlying such options. The Company amortized the deferred compensation using an accelerated method, pursuant to FASB Interpretation (FIN) No. 28, over the vesting schedule of the options, ranging from one to five years. The Company recorded $530,335 of non-cash compensation expense in the year ended December 31, 2004 and $141,100 of non-cash compensation expense for the year ended December 31, 2005. As of December 31, 2005, there was no deferred stock-based compensation remaining.
          On December 30, 2005 the Company’s Board authorized the accelerated vesting of approximately 183,658 stock options outstanding under the Company’s stock plans. The options had a range of exercise prices of $1.56 to $10.00 and a weighted average exercise price of $8.55. The acceleration affects prior grants to (i) the Company’s officers of approximately 64,719 options having a weighted average exercise price of $8.63, (ii) the Company’s non-employee directors of approximately 14,000 options having a weighted average exercise price of $10.00 and (iii) the Company’s employees of approximately 104,939 options having a weighted average exercise price of $8.30. The closing price of the Company’s common stock on December 29, 2005, the last trading day before approval of acceleration, was $9.19. The purpose of the accelerated vesting was to enable the Company to avoid recognizing future compensation expense associated with these options upon adoption of FASB Statement No. 123R, “Share-Based Payment.” The aggregate pre-tax expense that, absent the vesting acceleration, would have been reflected in the Company’s consolidated financial statements beginning in fiscal 2006 is estimated to be approximately $360,000. Of the 183,658 accelerated options, 152,029 were valued below the strike price, and therefore no compensation expense was recorded. The remaining 31,632 were held by executives with considerable service to the Company. Accordingly, we assumed a zero forfeiture rate and therefore no compensation expense in 2005 for those options.

DOVER SADDLERY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The following tables illustrate the assumptions used and the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The Company has computed the pro forma disclosures required under SFAS No. 123 for all employees stock options granted using the Black-Scholes option-pricing model prescribed by SFAS No. 123.

	For the Year ended
	December 31

	2005	2004

Weighted-average risk-free interest rate	4.5%	3.8%
Expected life	4 Years	5 years
Volatility	20%	40%
Expected dividend yield	0%	0%
Weighted-average fair value of options granted	$8.55	$7.44
          There were no stock options granted in 2003
          Had compensation cost for these awards been determined consistent with SFAS No. 123, the Company’s net income would have been as follows:

	For the Year ended December 31

	2005	2004	2003

Net income, as reported	$825,720	$1,365,635	$1,264,488
Add: Employee stock-based compensation expense included in reported net income	141,100	530,335	—
Deduct: Stock-based compensation expense determined under fair value-based method for all employee awards	(360,000)	(539,221)	(11,196)
Pro forma net income	$606,820	$1,356,749	$1,253,292
Pro forma net income per share
Basic	$0.15	$0.42	$0.40
Diluted	$0.14	$0.31	$0.30
          As stock options vest over several years and additional stock option grants are expected to be made each year, the above pro forma disclosures are not necessarily representative of pro forma effects on results of operations for future periods. The 2004 amounts reflect a change from the prior reported amount due to the effects of stock-based compensation recorded by the Company.
Recent Accounting Pronouncements
          In December 2004, the FASB issued SFAS No. 123R, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statement of operations. The accounting provisions of SFAS No. 123R are effective for fiscal years beginning after June 15, 2005. The Company will be required to adopt SFAS No. 123R for its fiscal quarter

DOVER SADDLERY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
beginning January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition.
          The Company expects to follow the “modified prospective” method of adoption of SFAS 123R whereby earnings for prior periods will not be restated as though stock-based compensation has been expensed, rather than the “modified retrospective” method of adoption which would entail restatement of previously published earnings. The Company plans to adopt SFAS 123R for its 2006 fiscal year.
          As permitted by SFAS 123, the Company currently accounts for share-based compensation to employees under the APB 25 intrinsic value method. Accordingly, the adoption of the SFAS 123R fair value method will impact the Company’s results of operations, although it will have no impact on overall financial position. The impact of adoption of SFAS 123R will depend on levels of share-based compensation granted in the future and the fair value assigned thereto. The Company has not yet determined whether the future impact of SFAS 123R is likely to approximate the pro forma compensation expense reported under SFAS 123 as described in the disclosure of pro forma net earnings and earnings per share to the Consolidated Financial Statements.

3.	Financing Agreement
          In December 2003, the Company completed a debt refinancing, closing simultaneously on a $14,000,000 revolving credit facility and $3,500,000 senior subordinated note. In September 2005, the Company completed a subsequent debt refinancing, increasing the revolving credit facility and senior subordinated note to $16,000,000 and $8,050,000, respectively.
Revolving Credit Facility
          The $16,000,000 revolving credit facility, of which up to $2,000,000 can be in the form of letters of credit, shall bear interest at the base rate, announced from time to time by the bank plus an applicable margin determined by the Company’s funded debt ratio. As of December 31, 2005 and 2004, the bank rates were 7.25% and 5.25%, respectively. The applicable margins were 1.00% and 0.50%, respectively. Interest shall be payable quarterly on the last business day of each fiscal quarter.
          At its option, the Company may have all or a portion of the unpaid principal under the credit facility bear interest at a one, two, three, or six month LIBOR rate options. The LIBOR rate was 4.379% and 2.43% at December 31, 2005 and 2004, respectively, plus an applicable margin determined by the Company’s funded debt ratio. The ratios, 3.25% and 2.75%, at December 31, 2005 and 2004, respectively, were fixed for the LIBOR rate option period. Interest related to LIBOR rate options are payable at the maturity of the LIBOR agreement.
          As of December 31, 2005, $5,000,000 bore interest at the one month LIBOR rate option. As of December 31, 2004, $7,000,000 bore interest at the one month LIBOR rate option and $800,000 bore interest at the revolving base rate plus the applicable margin.
          The Company is obligated to pay commitment fees of 0.25% per annum on the average daily, unused amount of the line of credit during the preceding quarter on the revolving credit facility. All assets of the Company collateralize the revolving credit facility. Under the terms of the credit facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios, operating cash flows, profitability, and capital expenditures. At December 31, 2005 the Company was in compliance with the required funded debt ratios and capital expenditure limits, and has obtained waivers for non-compliance with the EBITDA and operating cash flow covenants. We

DOVER SADDLERY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
also obtained covenant amendments on a prospective basis. For the year ended December 31, 2004 the Company was in compliance with all covenants. The revolving line of credit is due in full in September 2008.
          At December 31, 2005, the Company had the ability to borrow $16,000,000 on the revolving line of credit, of which $5,000,000 was outstanding. At December 31, 2004 the Company had the ability to borrow $14,000,000, of which $7,800,000 was outstanding.
Subordinated Notes Payable
          In September 2005, the Company issued $8.05 million of senior subordinated debt whereby the additional funds were used to pay off the previous subordinated note payable. The note may be prepaid at the Company’s option at 103%, 104% or 105% of its principal amount until September 16, 2006, 2007 or 2008, respectively. The note is payable at 106% of its principal amount by September 16, 2009.
          In connection with the note, the Company issued a warrant to the lender to purchase 30,974 common shares at $0.00759 per share. The related fair value cost has been recorded as deferred financing cost in other assets with an offset to Additional Paid in Capital. The total charge of $234,000 was computed using the Black-Scholes option-pricing model. The necessary assumptions were consistent with those described in Note 2 to the financial statements. As of December 31, 2005, such warrant remained outstanding.
          The previous note payable permitted the Company, in lieu of paying cash, to pay up to 27.5% of the amount of interest payable by increasing the principal amount of the note. At December 31, 2004, there was $181,328 of accumulated interest in the principal of subordinated notes, respectively.
          Under the terms of both the former and current subordinated note agreements, the Company was and is subject to certain covenants, including, among others, maximum funded debt ratios, operating cash flows, profitability and capital expenditures. At December 31, 2005 the Company was in compliance with the required funded debt ratios and capital expenditure limits, and has obtained waivers for non-compliance with the EBITDA and operating cash flow covenants. We also obtained covenant amendments on a prospective basis. For the year ended December 31, 2004, the Company was in compliance with each covenant.
Debt Re-Payments
          On December 31, 2005, the Company repaid $5,050,000 of their outstanding Subordinated notes balance. The estimated aggregate principal payments under our combined financing agreements as of December 31, 2005 for each of the next five fiscal years are as follows:

Principal Debt Payments

2006	—
2007	—
2008	$5,000,000
2009	$3,000,000
2010	—
2011 and thereafter	—

DOVER SADDLERY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Interest Rate Swap Agreement
          In conjunction with the revolving credit facility, in 2003 the Company entered into a three-year interest rate swap agreement with an aggregate notional amount of $5,000,000. The purpose of this interest rate swap is to reduce the future impact of fluctuating interest rates changes. The swap agreement caps the Company’s interest rate exposure at 3.05% for the outstanding balance under the notional amount through December 10, 2006. Such transaction qualifies for the shortcut method to satisfy hedge effectiveness requirements. The unfavorable fair value of the hedge instrument as of December 31, 2004 was $60,615 and is recorded in accrued expense and other liabilities, which, net of tax of $27,277, has been shown as a decrease of other comprehensive income (loss)(“OCI”) for the year ended December 31, 2004. The favorable fair market value of the hedge instrument as of December 31, 2005 was $79,400 and is recorded in prepaid expenses and other current assets, which, net of tax of $31,800, has been shown as an increase of OCI for the year ended December 31, 2005.

4.	Commitments
          The Company leases its facilities and certain fixed assets that may be purchased for a nominal amount on the expiration of the leases under non-cancelable operating and capital leases that extend through 2009. These leases, which may be renewed for periods ranging from one to five years, include fixed rental agreements as well as agreements with rent escalation clauses.
          Property and equipment includes the following amounts related to capitalized capital leases and the related accumulated depreciation:

	December 31

	2005	2004

Furniture and fixtures	$74,066	$74,066
Office and equipment	551,179	447,287
Leasehold improvements	388,259	315,663

Total cost of leased equipment	1,013,504	837,016

Less allowances for depreciation	(572,501)	(443,880)

Net book value of assets under capital lease	$441,003	$393,136

          The amortization expense for the assets recorded under capital leases is included in the depreciation expense.

DOVER SADDLERY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          Future minimum commitments as of December 31, 2005 are as follows:

	Capital	Operating
	Leases	Leases

Year Ending December 31,
2006	$206,000	$804,000
2007	152,000	458,000
2008	110,000	403,000
2009	39,000	337,000

Total minimum lease payments	507,000	$2,002,000

Amount representing interest	(63,461)

Present value of net minimum lease payments	443,539

Less current portion	(171,237)

Long-term capital lease obligation	$272,302

          Total rental expense under the operating agreements included in the accompanying consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003 was $1,107,952, $876,860 and $687,513, respectively.
          In connection with retail locations, the Company enters into various operating lease agreements, which will further escalate rental payments in the future. The effects of variable rent disbursements have been expensed on a straight-line basis over the life of the lease in accordance with SFAS No. 13 “Accounting for Leases”. As of December 31, 2005 there was approximately $40,000 of deferred rent recorded in other current liabilities.

5.	Income Taxes
          Income taxes are provided for in accordance with SFAS No. 109, Accounting for Income Taxes. Accordingly, a deferred tax asset or liability is recorded based on the differences between the financial reporting and tax bases of assets and liabilities and is measured by the enacted tax rates expected to be in effect when these differences reverse. The deferred tax provision results from the net change during the year of deferred tax assets and liabilities. The income tax provision is as follows:

	For the Year ended December 31

	2005	2004	2003

Current:
Federal	$491,700	$976,000	$702,400

State	128,700	447,600	354,700

Total current	620,400	1,423,600	1,057,100
Deferred:
Federal	(98,500)	43,500	40,200
State	(37,500)	14,200	13,200

Total deferred	(136,000)	57,700	53,400

Total provision for income tax	$484,400	$1,481,300	$1,110,500

DOVER SADDLERY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          Deferred income taxes relate to the following temporary differences as of:

	December 31

	2005	2004

Current deferred tax (liability) asset:
Prepaid expenses currently deductible	$(536,556)	$(391,153)
Unrealized gains/losses	(31,800)	—
Reserves not currently deductible	294,756	278,516
Property basis differences	—	(6,187)

Total current deferred tax liability	(273,600)	(118,824)
Non-current deferred tax asset:
Depreciation and amortization	234,940	21,800
Net operating losses (state)	113,883	111,541
Other	18,560	—

Total non-current deferred tax asset	367,383	133,341

Valuation allowance	(113,883)	(111,541)

Net non-current deferred tax asset	253,500	21,800

Net deferred tax liability	$(20,100)	$(97,024)

          The valuation allowance is due to certain state tax losses that are not currently realizable. Valuation allowances are established when it is more likely than not that some portion of the deferred tax asset will not be realized.
          The effective income tax rate varies from the amount computed using the statutory U.S. income tax rate as follows:

	For the Year ended
	December 31

	2005	2004	2003

Federal statutory rate	34%	34%	34%
Increase in taxes resulting from state income taxes, net of federal income tax benefit	5%	10%	10%
Effect of nondeductible stock based compensation	1%	6%	—
Adjustment of deferred income tax liability	(4)%	—	—
Other	1%	2%	3%
Effective Income Tax Rate	37%	52%	47%

6.	Stockholders’ Equity (Deficit)

Common Stock
          The Company has authorized 15,000,000 shares of $0.0001 par value common stock. Prior to the IPO, and commencing December 31, 2006, the common stockholders had a right to sell their stock back to the Company at the then fair value. As a result of this put right, the Company had recorded the redemption value of these instruments outside of stockholders’ equity (deficit). The

DOVER SADDLERY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accretion to fair value is facilitated by a reduction of additional paid-in capital and retained earnings (deficit) to the extent required. Effective with the IPO, all such rights were terminated.
Initial Public Offering
          On August 25, 2005, the Company’s Board of Directors approved the Company’s plan to file a registration statement for the sale of its common stock having an aggregate value of up to $50,000,000 with the Securities Exchange Commission. In connection with this, the Board of Directors approved certain other resolutions, including an amendment to the stockholders’ agreement which eliminated the common stock put rights.
          On October 24, 2005, the Company’s Board of Directors and shareholders approved a 1.3179 for 1 stock split, which was effective upon completion of our public offering. All information within the financial statements has been adjusted to reflect such split.

Preferred Stock
          The Company currently has authorized 1,000,000 shares of Preferred Stock, none of which were issued or outstanding at December 31, 2005. Prior to the IPO and the amendment and restatement of the Company’s Charter, the Company had issued 1,337,661 shares of redeemable convertible Preferred Stock for proceeds of $2,000,000. Through December 11, 2003, the holder of the Preferred Stock was also the holder of the Company’s subordinated notes.
          On September 16, 2005, pursuant to a redemption agreement, dated August 25, 2005, the holders of the preferred stock converted all 1,337,661 shares into 1,337,661 shares of common stock. The Company subsequently purchased 795,865 shares of such common stock for a total cost of $6,081,986.
          Prior to the conversion, the holder of the Preferred Stock had the following rights:

Dividends
          The holder of the outstanding shares of Preferred Stock was entitled to receive, when and if declared by the Board, cumulative dividends in cash at an annual rate of $0.1196 per share of the Preferred Stock. The dividends had been accrued from the date of original issuance of such shares. The accrued dividends were $1,006,634 as of December 31, 2004.

Liquidation
          In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, as defined, the holder of each share of Preferred Stock was entitled to a cash payment equal to $1.49 per share, plus all accrued and unpaid dividends whether or not earned or declared, to be paid from the assets of the Company available for distribution.
          Transactions constituting a liquidation event included capital stock reorganization, a consolidation or merger, which affects a change in control, and a sale of a majority of the Company’s assets. Upon a 51% vote by the holders, such transactions will not constitute a liquidation event.

DOVER SADDLERY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Voting
          The holder of Preferred Stock had no right to vote for the election of directors or for any other purpose or on any other subject. Except as otherwise restricted, the holder of Preferred Stock had the right to notice and visitation of meetings of the stockholders.

Redemption
          Under the original agreement, on September 20, 2005, the Company was required to redeem all then-outstanding shares of the Preferred Stock, upon payment in cash of $1.49 per share, subject to equitable adjustment as defined, plus all accrued but unpaid dividends whether or not earned or declared. As a result of this redemption provision, the Preferred Stock has been presented outside of stockholders’ equity (deficit) in 2004.

Conversion
          The shares of Preferred Stock could, at the election of the holder, at any time, be converted in whole or in part into 1,337,661 common shares. Any unpaid accrued dividends could also be converted at a cost of $1.49 per common share. Each share of Preferred Stock was automatically convertible into shares of common stock at the then effective conversion rate immediately upon the consummation of an underwritten public offering, provided that aggregate net proceeds to the Company of such offering are not less than $15,000,000.
          Upon conversion, the Preferred Stockholders were entitled to the put rights provided to the holders of common stock as noted above. Accordingly, the Company recorded the fair value accretion of such puts rights to the extent they exceed the redemption value of the underlying Preferred Stock.

Stock Option Plans
          In 1999, the Company’s Board approved the 1999 Stock Option Plan (the 1999 Plan), which provides for the granting of Incentive Stock Options (ISOs) and nonqualified stock options. Under the 1999 Plan, the Board may grant ISOs and nonqualified stock options to selected key employees and directors of the Company. ISOs could be granted only to employees, with an exercise price of not less than 100% of the fair value of the common stock on the date of grant, or in the case of 10% or greater stockholders, not less than 110% of the fair value of the common stock. Nonqualified options shall have an exercise price of not less than 100% of the fair value of the common stock as of the date of grant. Options under the 1999 Plan generally vested over a period of up to five years.
          In August 2005, our Board of Directors approved our 2005 Equity Incentive Plan, which became effective on November 17, 2005, concurrent with our public offering. At such time, no further options were issuable under the 1999 Plan. The 2005 Equity Incentive Plan provides for the grant of incentive stock options to employees and non-qualified stock options, awards of common stock and opportunities to make direct purchases of common and other stock to our employees, directors and consultants.
          The aggregate number of shares of our common stock that may be issued under the 2005 Equity Incentive Plan is 623,574. The aggregate number of shares of common stock that may be granted in any calendar year to any one person pursuant to the 2005 Equity Incentive Plan may not exceed 50% of the aggregate number shares of our common stock that may be issued pursuant to the 2005 Equity Incentive Plan.

DOVER SADDLERY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The 2005 Equity Incentive Plan is administered by the compensation committee of our Board of Directors, which has been granted the discretion to determine when awards are made, which directors, employees or consultants receive awards, whether an award will be in the form of an incentive stock option, a nonqualified stock option or restricted stock, the number of shares subject to each award, vesting, and acceleration of vesting. Generally, options granted to employees and consultants under the 2005 Equity Incentive Plan are expected to vest over a ten year period from the date of grant.
          Stock options issued under the 2005 Equity Incentive Plan generally expire within ten years or, in the case of incentive stock options issued to 10% or greater shareholders, within five years. The following table summarizes all stock option activities.

	For the Year end December 31

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Beginning balance	251,712	$1.78	368,066	$1.11	368,066	$1.11
Granted	159,024	$10.00	150,528	$2.06	—	—
Forfeited			(4,620)	$1.13	—	—
Exercised	(38,562)	$1.49	(262,262)	$1.08	—	—
Ending balance	372,174	$4.94	251,712	$1.78	368,066	$1.11
Exercisable	372,174	$4.94	157,891	$1.69	306,124	$0.98

	Outstanding Options

		Weighted
	Options	Average	Options
Range of Exercise Prices	Outstanding	Remaining Life	Exercisable

1.13	26,070	3.76	26,070
1.56	49,115	6.33	49,115
1.94 – 2.14	137,963	6.10	137,963
10.00	159,026	9.88	159,026
          The Company had reserved a total of 513,981 shares of common stock for issuance under the 1999 Plan. As of December 31, 2003, 145,915 shares were available for future grants, which were all utilized in the 2004 grants. There were no available shares as of December 31, 2004 and 2005. Under the new 2005 Plan, the Company has reserved a total of 623,574 shares of common stock for issuance under the Plan. As of December 31, 2005 464,550 shares were available for future grants.

7.	Employee Savings Plan
          The Company maintains the Dover Saddlery, Inc. 401k Profit Sharing Plan (the 401k Plan). Employees of the Company may participate in the 401k Plan after one year of service, which allows employees to defer a percentage of their salary under Section 401k of the Internal Revenue Code. The 401k Plan also allows for the Company to make discretionary contributions determined annually

DOVER SADDLERY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
based on a percentage of the employee’s compensation. No employer contributions were made during the periods presented.

8.	Accrued Expenses and Other Current Liabilities
          Accrued expenses and other current liabilities consisted of the following:

	December 31,

	2005	2004

Wages payable	$691,070	$662,141
Advanced payments received	275,000	275,000
Sales return reserves	656,000	616,000
Gift certificate and prepaid sales liabilities	356,462	341,636
Accrued Professional Fees	486,758	70,552
Miscellaneous accruals and other liabilities	484,046	181,343
	$2,979,336	$2,146,672
A roll-forward of the Company’s sales return reserve is as follows:
Beginning balance	$616,000	$663,000
Provision	9,438,764	8,939,404
Returns	(9,398,764)	(8,986,404)
Ending balance	$656,000	$616,000

9.	Related Party Transactions
          In October of 2004, the Company entered into a lease agreement with a minority stockholder. The agreement, which relates to the Plaistow, NH retail store, is a five year lease with options to extend for an additional fifteen years- For the year ended December 31, 2005 the Company paid and expensed $160,000 in connection with the lease. In addition, a related deposit of $18,750 is recorded as prepaid expenses and other current assets.
          In September 2004, the Company provided $281,600 to various stockholders to help facilitate the exercise of 199,000 stock options. These notes provide the Company full recourse to the individuals and are payable on demand. Interest on the notes accrued at 3% annually. The notes remained outstanding as of December 31, 2004 and were repaid in August 2005.

10.	Contingencies
          In February 2006, following the close of its 2005 fiscal year, the Company received an invoice for $2.1 million from Goldsmith, Agio, Helms & Linner LLC (GAH) seeking a success fee for financial advisory services purportedly due in connection with the Company’s initial public offering (IPO). In a cover letter accompanying its invoice, GAH asserted that if its invoice was not paid, GAH would pursue its claim in arbitration (herein, the “GAH Claim”).
          We communicated emphatically to GAH that GAH did not have a valid claim for a success fee or other compensation in connection with the Company’s IPO. Nonetheless, on March 24, 2006, GAH filed a demand for arbitration with the American Arbitration Association for $2.1 million (plus interest and fees).
          We deny any and all liability for the GAH claim; plan to vigorously defend against such claim; and plan to file a counterclaim for harm (plus fees and costs) that we suffer as the result, in

DOVER SADDLERY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
our judgement, of GAH’s breach of its duties in connection with its obligations under the terms of our engagement. Thus, no amounts have been accrued as of December 31, 2005.

11.	Quarterly Financial Data (unaudited)
          The following tables contain selected quarterly consolidated financial data for fiscal 2005 and fiscal 2004 that were prepared on the same basis as the audited consolidated financial statements and includes all adjustments necessary to present fairly, in all material respects, the information set forth therein on a consistent basis.

	Fiscal 2005 Quarter ended
	Unaudited (in thousands)

	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005

Net sales	$18,112	$13,959	$16,334	$14,245
Gross profit	$7,025	$5,270	$6,011	$5,073
Net income	$191	$84	$515	$36
Earnings (loss) per share:
Basic	$0.04	$0.02	$0.16	$0.00
Diluted	$0.04	$0.02	$0.11	$0.01

	Fiscal 2004 Quarter ended
	Unaudited (in thousands)

	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004

Net sales	$16,659	$13,479	$14,612	$13,948
Gross profit	$6,606	$4,919	$5,291	$5,024
Net income	$266	$220	$465	$413
Earnings (loss) per share:
Basic	$0.07	$0.06	$0.15	$0.14
Diluted	$0.06	$0.05	$0.11	$0.10
          The sum of the quarterly EPS amounts may not equal the full year amount since the computations of the weighted average shares outstanding for each quarter and the full year are made independently.

Item 9.	Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Consolidated Financial Disclosure
          Not applicable.

Item 9A.	Controls and Procedures
          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
          Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
          We maintain certain internal controls over financial reporting that are appropriate, in management’s judgment with similar cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
          Information that might otherwise be disclosed in a Form 8-K is included under Item 3 of Part I of this Annual Report on Form 10-K.

PART III

Item 10.	Directors and Executive Officers of the Registrant
          The information set forth under the caption “Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 3, 2006, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005, is incorporated herein by reference.

Item 11.	Executive Compensation
          At a regular Board Compensation Committee meeting in March 2006, it was determined that the Company’s employment agreements with Mr. Stephen L. Day, CEO, and Jonathan A.R. Grylls, COO, contained an error, failing my mutual mistake to make reference to EBITDA as the appropriate metric, consistent with the Company’s long-standing practice. The Committee’s independent director recommended, and the independent directors of the Company’s Board unanimously approved, the correction of this mistake, voting to adopt the amendments to the employment agreements with Messrs. Day and Grylls, which are set forth as Exhibits 10.34 and 10.35 to this Form 10-K.
          Other information set forth under the caption “Remuneration of Executive Officers and Directors” appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 3, 2006, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          The information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 3, 2006, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
          The information set forth under the caption “Certain Relationships and Related Transactions” appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 3, 2006, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005, is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
          The information set forth under the captions “Principal Accounting Fees and Services” appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 3, 2006, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005, is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K
          (a)(1) Financial Statements
          The index to the consolidated financial statements follows:
          (a)(2) Financial Statement Schedule
          The information required by this Item has been included in the Financial Statements and related notes in Item 8 above.
          (a)(3) Exhibits

Number		Description

*1	.1	Form of Underwriting Agreement
*3	.1	Amended and Restated Certificate of Incorporation of the Company
*3	.2	Certificate of Amendment to Certificate of Incorporation of the Company
*3	.3	Second Amended and Restated Certificate of Incorporation of the Company to be filed upon completion of this offering
*3	.4	By-laws of the Company
*3	.5	Amended and Restated By-laws of the Company to be effective upon completion of this offering
*4	.1	Shareholders Agreement, dated as of September 17, 1998, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Donald Motsenbocker, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers
*4	.2	First Amendment to Shareholders Agreement, dated as of August 29, 2003, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers
*4	.3	Second Amendment to Shareholders Agreement, dated as of August 25, 2005, by and among a majority in interest of the Purchasers (as defined therein) and a majority in interest of the Sellers (as defined therein)
*4	.4	Instrument of accession, dated as of September 16, 2005, signed by Citizens Ventures, Inc. and accepted by the Company, to that certain Shareholders Agreement, dated as of September 17, 1998, by and among the Company and the Shareholders referenced therein, as amended
*4	.5	Form of Common Stock Certificate
*4	.6	Warrant to purchase common stock of the Company issued to Patriot Capital Funding, Inc.
*4	.7	Amended and Restated 11.50% Senior Secured Subordinated Note, dated September 16, 2005, issued jointly by the Company, Dover Massachusetts and Smith Brothers, Inc. to Patriot Capital Funding, LLC I
*5	.1	Opinion of Bingham McCutchen LLP
*5	.2	Opinion of Preti Flaherty Beliveau Pachios & Haley LLP

Number		Description

*†10	.1	1999 Stock Option Plan (the “1999 Plan”)
*†10	.2	Form of Stock Option Agreement under the 1999 Plan
*10	.3	2005 Equity Incentive Plan (the “2005 Plan”)
*10	.4	Form of Stock Option Agreement under the 2005 Plan
*10	.5	Form of Restricted Stock Award Agreement under the 2005 Plan
*10	.6	Lease, dated as of May 29, 1997, by and between Dover Massachusetts and CE Holman, LLP
*10	.7	Lease, dated as of October 12, 2001, by and between David F. Post and Dover Massachusetts
*10	.8	Lease, dated as of March 1, 2003, by and between Smith Brothers, Inc. and JDS Properties, LLC
*10	.9	Letter dated February 9, 2005 from the Company to JDS Properties, LLC regarding lease extension
*10	.10	Lease, dated as of June 22, 2002, by and between Hockessin Square, L.L.C. and Dover Massachusetts
*10	.11	Letter dated January 25, 2005 from the Company to Hockessin Square, L.L.C. regarding lease extension
*10	.12	Lease, dated as of November 24, 2003, by and between North Conway Holdings, Inc. and Dover Massachusetts
*10	.13	Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers
*10	.14	First Amendment to Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers
*10	.15	Amendment to Stock Purchase Agreement, dated as of September 17, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers
*10	.16	Amended and Restated Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank
*10	.17	Amendment to Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank
*10	.18	Amended and Restated Security Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank
*10	.19	Amended and Restated Pledge Agreement, dated as of December 11, 2003, by and between the Company and Fleet National Bank
*10	.20	Shareholder Pledge Agreement, dated as of September 17, 1998, by and among Stephen L. Day, Jonathan A.R. Grylls, David J. Powers, James F. Powers, Michele R. Powers and BankBoston, N.A.
*10	.21	Amended and Restated Revolving Credit Note, dated as of December 11, 2003, by Dover Massachusetts for the benefit of Fleet National Bank
*10	.22	Letter agreement, dated as of September 16, 2005, by and between Dover Massachusetts and Bank of America, N.A. (successor by merger to Fleet National Bank)
*10	.23	Security Agreement, dated as of December 11, 2003, by and between Smith Brothers, Inc. and Fleet National Bank
*10	.24	Guaranty, dated as of December 11, 2003, by Smith Brothers, Inc. to Fleet National Bank
*10	.25	Redemption Agreement, dated as of August 25, 2005, by and between the Company and Citizens Ventures, Inc.
*10	.26	Letter agreement, dated as of September 14, 2005, by and between the Company and Citizens Ventures, Inc., amending that certain Redemption Agreement, dated as of August 26, 2005, by and between the Company and Citizens Ventures, Inc.
*10	.27	License Agreement, dated as of February 10, 2003, by and between Weatherbeeta PTY LTD and the Company

Number		Description

*10	.28	Settlement Agreement, dated as of December 22, 2003, by and between Libertyville Saddle Shop, Inc. and the Company
†*10	.29	Employment Agreement, dated as of September 1, 2005, by and between Stephen L. Day and the Company
†*10	.30	Employment Agreement, dated as of September 1, 2005, by and between Jonathan A.R. Grylls and the Company
*10	.31	Amended and Restated Subordination Agreement, dated as of September 16, 2005, by and among Bank of America, N.A. (successor by merger to Fleet National Bank), Patriot Capital Funding, Inc. (successor in interest to Wilton Funding, LLC) and Dover Massachusetts, acknowledged by the Company and Smith Brothers, Inc.
*10	.32	Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc., Patriot Capital Funding, Inc. and the Purchasers referenced therein
*10	.33	Amended and Restated Security Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc. and Patriot Capital Funding, Inc.
#†10	.34(1)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Stephen L. Day
#†10	.35(2)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Jonathan A.R. Grylls
#10	.36(4)	Second Amendment dated as of March 28, 2006 to Amended and Restated Loan Agreement with Bank of America.
#10	.37(5)	Amendment No. 1 dated as of March 28, 2006 to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.
#14	.1(3)	Code of Business Conduct and Ethics
*21	.1	Subsidiaries of the Company
*23	.1	Consent of Bingham McCutchen LLP (included in Exhibit 5.1)
*23	.2	Consent of Ernst & Young LLP
*23	.3	Consent of Preti Flaherty Beliveau Pachios & Haley PLLC (included in Exhibit 5.2)
*24	.1	Power of Attorney
#31	.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
#31	.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
#32	.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
*99	.1	Consent of William F. Meagher, Jr.

*	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-127888)

#	Filed herewith

†	Indicates a management contract or compensatory plan or arrangement
(1)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.30
(2)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.31
(3)	Amends and restates Code of Conduct and Ethics filed with the Company’s Registration Statement on Form S-1/ A on October 2, 2005 as Exhibit 14.1
(4)	Amends Amended and Restated Loan Agreement dated as of December 11, 2003, with Fleet National Bank, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.18
(5)	Amends Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement dated as of September 16, 2005, with Patriot Capital Funding, Inc., filed with the Company’s Registration Statement on Form S-1/A on October 5, 2005 as Exhibit 10.32.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dover Saddlery, Inc.
Dated: March 30, 2006

By:	/s/ Stephen L. Day

President, Chief Executive Officer,
and Director (Principal Executive Officer)
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Stephen L. Day Stephen L. Day	President, Chief Executive Officer and Director (principal executive officer)	March 30, 2006

/s/ Jonathan A. R. Grylls Jonathan A. R. Grylls	Chief Operating Officer and Director	March 30, 2006

/s/ Michael W. Bruns Michael W. Bruns	Chief Financial Officer (principal accounting and financial officer)	March 30, 2006

/s/ David J. Powers David J. Powers	Director	March 30, 2006

/s/ James F. Powers James F. Powers	Director	March 30, 2006

/s/ Gregory F. Mulligan Gregory F. Mulligan	Director	March 30, 2006

/s/ William F. Meagher, Jr. William F. Meagher, Jr.	Director	March 30, 2006

DOVER SADDLERY, INC.
Form 10-K
For the Year Ended December 31, 2005
EXHIBIT INDEX

Number		Description

*1	.1	Form of Underwriting Agreement
*3	.1	Amended and Restated Certificate of Incorporation of the Company
*3	.2	Certificate of Amendment to Certificate of Incorporation of the Company
*3	.3	Second Amended and Restated Certificate of Incorporation of the Company to be filed upon completion of this offering
*3	.4	By-laws of the Company
*3	.5	Amended and Restated By-laws of the Company to be effective upon completion of this offering
*4	.1	Shareholders Agreement, dated as of September 17, 1998, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Donald Motsenbocker, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers
*4	.2	First Amendment to Shareholders Agreement, dated as of August 29, 2003, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers
*4	.3	Second Amendment to Shareholders Agreement, dated as of August 25, 2005, by and among a majority in interest of the Purchasers (as defined therein) and a majority in interest of the Sellers (as defined therein)
*4	.4	Instrument of accession, dated as of September 16, 2005, signed by Citizens Ventures, Inc. and accepted by the Company, to that certain Shareholders Agreement, dated as of September 17, 1998, by and among the Company and the Shareholders referenced therein, as amended
*4	.5	Form of Common Stock Certificate
*4	.6	Warrant to purchase common stock of the Company issued to Patriot Capital Funding, Inc.
*4	.7	Amended and Restated 11.50% Senior Secured Subordinated Note, dated September 16, 2005, issued jointly by the Company, Dover Massachusetts and Smith Brothers, Inc. to Patriot Capital Funding, LLC I
*5	.1	Opinion of Bingham McCutchen LLP
*5	.2	Opinion of Preti Flaherty Beliveau Pachios & Haley LLP
*†10	.1	1999 Stock Option Plan (the “1999 Plan”)
*†10	.2	Form of Stock Option Agreement under the 1999 Plan
*10	.3	2005 Equity Incentive Plan (the “2005 Plan”)
*10	.4	Form of Stock Option Agreement under the 2005 Plan
*10	.5	Form of Restricted Stock Award Agreement under the 2005 Plan
*10	.6	Lease, dated as of May 29, 1997, by and between Dover Massachusetts and CE Holman, LLP
*10	.7	Lease, dated as of October 12, 2001, by and between David F. Post and Dover Massachusetts
*10	.8	Lease, dated as of March 1, 2003, by and between Smith Brothers, Inc. and JDS Properties, LLC
*10	.9	Letter dated February 9, 2005 from the Company to JDS Properties, LLC regarding lease extension
*10	.10	Lease, dated as of June 22, 2002, by and between Hockessin Square, L.L.C. and Dover Massachusetts

Number		Description

*10	.11	Letter dated January 25, 2005 from the Company to Hockessin Square, L.L.C. regarding lease extension
*10	.12	Lease, dated as of November 24, 2003, by and between North Conway Holdings, Inc. and Dover Massachusetts
*10	.13	Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers
*10	.14	First Amendment to Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers
*10	.15	Amendment to Stock Purchase Agreement, dated as of September 17, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers
*10	.16	Amended and Restated Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank
*10	.17	Amendment to Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank
*10	.18	Amended and Restated Security Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank
*10	.19	Amended and Restated Pledge Agreement, dated as of December 11, 2003, by and between the Company and Fleet National Bank
*10	.20	Shareholder Pledge Agreement, dated as of September 17, 1998, by and among Stephen L. Day, Jonathan A.R. Grylls, David J. Powers, James F. Powers, Michele R. Powers and BankBoston, N.A.
*10	.21	Amended and Restated Revolving Credit Note, dated as of December 11, 2003, by Dover Massachusetts for the benefit of Fleet National Bank
*10	.22	Letter agreement, dated as of September 16, 2005, by and between Dover Massachusetts and Bank of America, N.A. (successor by merger to Fleet National Bank)
*10	.23	Security Agreement, dated as of December 11, 2003, by and between Smith Brothers, Inc. and Fleet National Bank
*10	.24	Guaranty, dated as of December 11, 2003, by Smith Brothers, Inc. to Fleet National Bank
*10	.25	Redemption Agreement, dated as of August 25, 2005, by and between the Company and Citizens Ventures, Inc.
*10	.26	Letter agreement, dated as of September 14, 2005, by and between the Company and Citizens Ventures, Inc., amending that certain Redemption Agreement, dated as of August 26, 2005, by and between the Company and Citizens Ventures, Inc.
*10	.27	License Agreement, dated as of February 10, 2003, by and between Weatherbeeta PTY LTD and the Company
*10	.28	Settlement Agreement, dated as of December 22, 2003, by and between Libertyville Saddle Shop, Inc. and the Company
†*10	.29	Employment Agreement, dated as of September 1, 2005, by and between Stephen L. Day and the Company
†*10	.30	Employment Agreement, dated as of September 1, 2005, by and between Jonathan A.R. Grylls and the Company
*10	.31	Amended and Restated Subordination Agreement, dated as of September 16, 2005, by and among Bank of America, N.A. (successor by merger to Fleet National Bank), Patriot Capital Funding, Inc. (successor in interest to Wilton Funding, LLC) and Dover Massachusetts, acknowledged by the Company and Smith Brothers, Inc.
*10	.32	Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc., Patriot Capital Funding, Inc. and the Purchasers referenced therein

Number		Description

*10	.33	Amended and Restated Security Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc. and Patriot Capital Funding, Inc.
#†10	.34(1)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Stephen L. Day
#†10	.35(2)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Jonathan A.R. Grylls
#10	.36(4)	Second Amendment dated as of March 28, 2006 to Amended and Restated Loan Agreement with Bank of America.
#10	.37(5)	Amendment No. 1 dated as of March 28, 2006 to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.
#14	.1(3)	Code of Business Conduct and Ethics
*21	.1	Subsidiaries of the Company
*23	.1	Consent of Bingham McCutchen LLP (included in Exhibit 5.1)
*23	.2	Consent of Ernst & Young LLP
*23	.3	Consent of Preti Flaherty Beliveau Pachios & Haley PLLC (included in Exhibit 5.2)
*24	.1	Power of Attorney
#31	.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
#31	.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
#32	.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
*99	.1	Consent of William F. Meagher, Jr.

*	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333 127888)

#	Filed herewith

†	Indicates a management contract or compensatory plan or arrangement

(1)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.30

(2)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.31

(3)	Amends and restates Code of Conduct and Ethics filed with the Company’s Registration Statement on Form S-1/ A on October 2, 2005 as Exhibit 14.1

(4)	Amends Amended and Restated Loan Agreement dated as of December 11, 2003, with Fleet National Bank, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.18

(5)	Amends Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement dated as of September 16, 2005, with Patriot Capital Funding, Inc., filed with the Company’s Registration Statement on Form S-1/A on October 5, 2005 as Exhibit 10.32.