Form 10-Q
period 2006-03-31
DOVER SADDLERY INC
filed 2006-05-15
CIK 1071625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-51624
DOVER SADDLERY, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	04-3438294
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
525 Great Road, Littleton, MA 01460
(Address of principal executive offices)
(978) 952-8062 (Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
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
Yes   ☐          No   ☑
     Shares outstanding of the registrant’s common stock (par value $0.0001) at May 11, 2006: 5,074,344

DOVER SADDLERY, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
DOVER SADDLERY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)
Current assets:
Cash and cash equivalents	$102	$2,887
Accounts receivable	913	160
Inventory	10,623	10,072
Prepaid catalog costs	2,550	1,601
Prepaid expenses and other current assets	851	1,136

Total current assets	15,039	15,856

Property, Plant & Equipment	1,687	1,729

Other assets:
Deferred income tax assets	254	254
Other assets, net	684	703
Goodwill	13,135	13,135

Total other assets	14,073	14,092

Total assets	$30,799	$31,677

Current liabilities:
Current portion of capital lease obligations	$171	$171
Accounts payable	2,546	2,629
Accrued expenses and other current liabilities	2,005	2,949
Deferred income tax liability	273	274

Total current liabilities	4,995	6,023

Long-term liabilities:
Revolving line of credit	5,000	5,000
Subordinated notes payable	3,000	3,000
Capital lease obligation, net of current portion	229	272

Total long-term liabilities	8,229	8,272

Stockholders’ equity:
Common Stock, par value $0.0001 per share; 15,000,000 shares authorized, issued 5,074,344 as of March 31, 2006 and December 31, 2005	1	1
Additional paid in capital	43,883	43,883
Accumulated other comprehensive income	46	48
Treasury Stock, 795,865 shares at cost	(6,082)	(6,082)
Accumulated deficit	(20,273)	(20,468)

	17,575	17,382

Total liabilities and stockholders’ equity	$30,799	$31,677

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
Net sales	$17,033	$14,245
Cost of products and merchandising	11,059	9,172

Gross margin	5,974	5,073
Selling, general and administrative expenses	5,432	4,546

Operating income	542	527

Interest expense, net	209	392

Income before taxes	333	135
Income tax provision	137	99

Net income	$196	$36

Earnings per share:
Basic	$0.04	$0.00
Diluted	$0.04	$0.00

Weighted average shares outstanding:
Basic	5,074	3,023
Diluted	5,276	4,553
See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	March 31,
	2006	2005
Operating activities
Net income	$196	$36
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	150	162
Deferred income taxes	(1)	—
Amortization of stock based compensation	—	91
Non-cash interest expense and amortization of deferred finance fees	42	99
Changes in current assets and liabilities:	—	—
Accounts receivable	(753)	(725)
Inventory	(551)	(530)
Prepaid catalog costs and other expenses	(664)	(1,031)
Accounts payable & short term borrowings	(84)	886
Accrued expenses and other current liabilities	(944)	(770)

Net cash used in operating activities	(2,609)	(1,782)

Investing activities
Purchases of property and equipment	(69)	(411)
Change in other assets	(40)	(34)

Cash used in investing activities	(109)	(445)

Financing activities
Borrowings under revolving line of credit	—	3,600
Payments under revolving line of credit	—	(1,400)
Payments of commitment and financing fees	(24)	—
Payments on capital leases	(43)	24

Net cash provided by (used in) financing activities	(67)	2,224

Net decrease in cash and cash equivalents	(2,785)	(3)

Cash and cash equivalents at beginning of period	2,887	64

Cash and cash equivalents at end of period	$102	$61

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$192	$293
Income taxes	$4	$247
Supplemental disclosure of non-cash financing activities
Equipment acquired under capital leases	$—	$75
See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     A. Nature of business and basis of preparation:
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
          The accompanying condensed consolidated financial statements comprise those of the Company and its wholly owned subsidiaries, Dover Saddlery, Inc., a Massachusetts corporation, and Smith Brothers, Inc., a Texas corporation. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements as of March 31, 2006 and for the three-month periods ended March 31, 2006 and 2005 are unaudited. In our opinion, these unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2005 and include all adjustments, consisting of only usual recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results expected for the full year ending December 31, 2006.
          Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to pertinent rules and regulations, although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading.
     B. Accounting for stock-based compensation:
          Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share Based Payment (“SFAS 123R”). SFAS 123 R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees (“APB”), for periods beginning in fiscal 2006. Under APB 25, the Company accounted for stock options under the intrinsic value method. Accordingly, the Company recognized $90,691 of compensation expense related to employee stock options during the three months ended March 31, 2005 because the exercise price of such options was less than the fair value of the underlying stock on the grant date. The Company previously disclosed the fair value of its stock options under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS 123”).
          Accordingly, the proforma information for the three months ended March 31, 2005 was as follows (in thousands):

For the three months ended
March 31, 2005
Net income, as reported	$36
Add: Employee stock-based compensation expense included in reported net income	$91
Deduct: Stock-based compensation expense determined under fair value-based method for all employee awards	$(91)
Pro forma net income	$36
Pro forma net income per share
Basic	$0.00
Diluted	$0.00
          The above proforma expense was determined under the Black-Sholes calculation using assumptions consistent with those disclosed as of December 31, 2005.
          The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. The adoption of SFAS 123R had no effect on the results of operations for the three months ended March 31, 2006 as there were no outstanding unvested options as of December 31, 2005.

DOVER SADDLERY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued).
     C. Inventory:
          Inventory consists of finished goods in the Company’s mail-order warehouse and retail stores. The Company’s inventories are stated at the lower of cost, with cost determined by the first-in, first-out method, or net realizable value. The Company maintains a reserve for excess and obsolete inventory. This reserve was $70,000 as of March 31, 2006 and December 31, 2005. The Company continuously monitors the salability to ensure adequate valuation of the related merchandise.
     D. Advertising
          The costs of direct-response advertising materials, primarily catalog production and distribution costs, are deferred in accordance with Statement of Position (SOP) 93-7, Reporting on Advertising Costs. These costs are recognized over the period of expected future revenue, which is less than one year. Deferred costs as of March 31, 2006 and December 31, 2005 were $2.6 million and $1.6 million respectively. The combined marketing and advertising costs charged to selling, general, and administrative expenses for the three months ended March 31, 2006 and 2005 were approximately $2.3 million and $1.8 respectively.
     E. Comprehensive Income
          SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income (loss) and its components in the consolidated financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than reported net income, the only other item of comprehensive income is the effectively hedged interest rate swap adjustment.

	For the Three Months ended March 31
	(in thousands)
	2006	2005
Net income	$196	$36
Unrealized (loss) gain on interest rate swap, net of tax	(2)	24

Net comprehensive income	$194	$60

DOVER SADDLERY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     F. Earnings per share:
          A reconciliation of the number of shares used in the calculation of basic and diluted net income per share is as follows (in thousands):

	For the Three Months Ended
	March 31
	2006	2005
Basic weighted average common shares outstanding	5,074	3,023
Add: Dilutive effect of convertible preferred stock	—	1,338
Dilutive effect of assumed stock option and warrant exercises less potential incremental shares purchased under the treasury method	202	192

Diluted weighted average commons shares outstanding	5,276	4,553
          A reconciliation of the net income available to common stockholders used in the calculation of basic and diluted net income per share is as follows (in thousands):

	For the Three Months
	Ended March 31
	2006	2005
Net income	$196	$36
Preferred stock dividends	—	(40)

Net income (loss) available to common stockholders	$196	$(4)
     G. Debt:
          In September 2005, the Company completed a debt refinancing, increasing the revolving credit facility and senior subordinated note to $16,000,000 and $8,050,000, respectively.
Revolving Credit Facility
          The $16,000,000 revolving credit facility, of which up to $2,000,000 can be in the form of letters of credit, bears interest at the base rate, announced from time to time by the bank plus an applicable margin determined by the Company’s funded debt ratio. As of March 31, 2006 and December 31, 2005, the bank rates were 7.75% and 8.25%, respectively. The applicable margins were 0.0% and 1.00%, respectively. Interest is payable quarterly on the last business day of each fiscal quarter.
          At its option, the Company may have all or a portion of the unpaid principal under the credit facility bear interest at a one, two, three, or six month LIBOR rate options. The LIBOR rate was 4.818% and 4.379% at March 31, 2006 and December 31, 2005 respectively, plus an applicable margin determined by the Company’s funded debt ratio. The margins were 1.75% and 3.25% at March 31, 2006 and December 31, 2005 respectively, and were fixed for the LIBOR rate option period. Interest related to LIBOR rate options are payable at the maturity of the LIBOR agreements. As of March 31, 2006 and December 31, 2005, $5,000,000 bore interest at the one month LIBOR rate option.

DOVER SADDLERY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          The Company is obligated to pay commitment fees of 0.25% per annum on the average daily, unused amount of the line of credit during the preceding quarter on the revolving credit facility. All assets of the Company collateralize the revolving credit facility. Under the terms of the credit facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios, operating cash flows, profitability, and capital expenditures. At March 31, 2006 the Company was in compliance with all covenants. The revolving line of credit is due in full in September 2008.
          At March 31, 2006 and December 31, 2005, the Company had the ability to borrow $16,000,000 on the revolving line of credit, of which $5,000,000 was outstanding.
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
          Under the terms of the credit facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios, operating cash flows, profitability, and capital expenditures. At March 31, 2006 the Company was in compliance with all covenants. The remaining balance was $3,000,000 at March 31, 2006 and December 31, 2005.
     H. Commitments and contingencies:
Lease commitments
          The Company leases its facilities and certain fixed assets that may be purchased for a nominal amount on the expiration of the leases under non-cancelable operating and capital leases that extend through 2009. These leases, which may be renewed for periods ranging from one to five years, include fixed rental agreements as well as agreements with rent escalation clauses.
          In connection with retail locations, the Company enters into various operating lease agreements, which will further escalate rental payments in the future. The effects of variable rent disbursements have been expensed on a straight-line basis over the life of the lease in accordance with SFAS No. 13 “Accounting for Leases”. As of March 31, 2006 and December 31, 2005 there was approximately $51,000 and $46,000 of deferred rent recorded in other current liabilities.
Contingencies
          In February 2006, the Company received an invoice for $2.1 million from Goldsmith, Agio, Helms & Linner LLC (GAH) seeking a success fee for financial advisory services purportedly due in connection with the Company’s initial public offering (IPO). In a cover letter accompanying its invoice, GAH asserted that if its invoice was not paid, GAH would pursue its claim in arbitration (herein, the “GAH Claim”).
          The Company has communicated emphatically to GAH that GAH did not have a valid claim for a success fee or other compensation in connection with the Company’s IPO. Nonetheless, on March 24, 2006, GAH filed a demand for arbitration with the American Arbitration Association for $2.1 million (plus interest and fees).
          The Company denies any and all liability for the GAH claim; plans to vigorously defend against such claim; and has filed a $3.0 million counterclaim against GAH for consequential and enhanced damages (plus costs and legal fees) that we suffered as the result of GAH’s breach of contract and of duties to us. Thus, no amounts have been accrued as of March 31, 2006 and December 31, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words “projected,” “anticipated,” “planned,” “expected” and similar expressions are intended to identify forward-looking statements. In particular, statements regarding future financial targets or trends are forward-looking statements. Forward-looking statements are not guarantees of our future financial performance, and undue reliance should not be placed on them. Our actual results, performance or achievements may differ significantly from the results, performance or achievements discussed in or implied by the forward-looking statements. Factors that could cause such a difference are detailed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (“fiscal 2005”). We disclaim any intent or obligation to update any forward-looking statements.
Overview
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
Results of Operations
          The following table presents our condensed consolidated statements of operations expressed as a percentage of net sales:

	Three Months Ended
	March 31,	March 31,
	2006	2005

Net sales	100.0%	100.0%
Cost of products and merchandising	64.9	64.4

Gross margin	35.1	35.6
Selling, general and administrative expenses	31.9	31.9

Operating income	3.2	3.7
Interest income	0.2	0.0
Interest expense	1.4	2.8

Interest expense, net	1.2	2.8

Income before taxes	2.0	0.9
Income tax provision	0.8	0.7

Net income	1.2%	0.2%

          The following table presents certain selected operating data:

	Three Months Ended
	(in thousands)
	March 31,	March 31,
	2006	2005
Revenue, net — direct	$14,963	$12,875
Revenue, net — retail stores	2,070	1,370
Revenue, net — total	$17,033	$14,245

Other operating data:

Number of retail stores	4	3
Capital expenditures	$69	$411
Gross profit margin	35.1%	35.6%
EBITDA (1)	$691	$780
EBITDA margin (1)	4.1%	5.5%

(1)	When we use the term “EBITDA”, we are referring to net income minus interest income plus interest expense, income taxes and depreciation and amortization. We present EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.
Comparison of First Quarter Fiscal 2006 to First Quarter Fiscal 2005
     Revenues
          Our total revenues increased 19.6% to $17.0 million in the first quarter of 2006, from $14.2 million in 2005, a total increase of $2.8 million. Revenues in our direct sales channel increased $2.1 million, or 16.2%, and revenues in our retail store channel increased $.7 million, or 51.1%. The increase in revenues from our direct sales channel was attributed to higher unit volumes through both catalog and the Internet, and from both the Dover Saddlery and the Smith Brothers brands.
     Gross Profit
          Gross profit increased 17.8% to $6.0 million in the first quarter of 2006, from $5.1 million in the prior year Q1. Gross profit as a percentage of revenues decreased slightly to 35.1% in 2006, from 35.6% of revenues in 2005. The increase of $0.9 million in gross profit was due to increased revenues, primarily in our direct sales channel. The slight decrease in gross profit as a percentage of revenues was attributable to variations in both overall product mix and the sales mix of our catalogs.
     Selling, General and Administrative
          Selling, general and administrative expenses increased to $5.4 million (31.9% of revenues) in Q1, from $4.5 million (31.9% of revenues) in 2005. The $0.9 million increase includes $0.5 million in marketing costs, primarily catalog expense, internet advertising and new store support designed to drive increased revenues. Labor and related costs increased approximately $0.2 million to support the new Plaistow store, increased direct channel sales and increased merchandising support functions. New public company costs, consisting of legal, audit, and insurance fees increased by $0.2 million over the first quarter of 2005. Amortization of non-cash stock-based compensation was eliminated in 2006, as compared with approximately $0.1 million in 2005.
     Interest Expense
          Interest expense, including amortization of deferred financing costs attributed to our subordinated debt and revolving credit facility, decreased 47% to $0.2 million in the first quarter of 2006, compared to $0.4 million in 2005. Our debt levels were reduced substantially as the result of the application of the company proceeds from the IPO, resulting in decreased interest expense for both senior and remaining subordinated debt.

     Income Tax Provision
          The provision for income taxes was $0.1 million in the first three months of 2006, reflecting an effective tax rate of 41%, as compared to $0.1 million in 2005, reflecting an effective tax rate of 73%. The lower effective rate in 2006 versus 2005 is attributable to the recognition of non-deductible non-cash stock based compensation charges in 2005.
     Net Income
          Net income for the first quarter was $196,000, an increase of $160,000 over the $36,000 net income achieved in the first quarter of 2005. This increase is due to the substantial growth in our direct revenue and our investment in marketing.
Seasonality and Quarterly Fluctuations
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
Liquidity and Capital Resources
          In 2005, we generated net proceeds of $12.4 million through our initial public offering, which enhanced our other primary sources of liquidity which are cash flows generated from our operations and availability under our revolving credit facility. In addition to the balance of $2.8 million in net proceeds available from the offering as of the end of fiscal 2005, we intend to use these net sources of liquidity to fund new retail store locations, our working capital requirements, capital expenditure requirements and third-party debt service requirements. We may in the future need to obtain additional financing from banks, or through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements.
     Operating Activities
          The cash utilized in our operating activities in the first quarter of 2006 was $2.6 million, consisting primarily of net income and non-cash expenses totaling $0.4 million, reduced by seasonal production of annual catalogs of $1.0 million, the normal Q1 increase in credit card receivables in transit after year-end of $0.7, reductions of accrued expenses and gift certificates of $0.9, and seasonal inventory increases of $0.5 million. In the first quarter of 2005, cash utilized by our seasonal operating activities was $1.8 million, primarily due to net income and non-cash expenses of $0.3 million, which were offset by increases in prepaid expenses of $1.0 million, credit card receivables in transit after year-end of $0.7 million, and inventory of $0.5 million, due to the opening of the new Plaistow, NH store.
     Investing Activities
          Cash used in our investing activities was $0.1 million in the first quarter of 2006 and $0.4 million in the first quarter of 2005. Investment activities throughout these periods represent the purchase of capital equipment in support of our growth, including leasehold improvements, computer equipment, internal use software, furniture and fixtures, and the purchase of other assets and related deposits. Increases in investment activities can be expected in 2006 and future years to fit out planned new retail stores with leasehold improvements, computer equipment, fixtures, furniture and other assets.
     Financing Activities
          Net cash used by our financing activities was $0.1 million in the first quarter of 2006, and $2.3 million was provided in Q1 of 2005. In 2006, we funded our seasonal operating activities and investing activities with cash made available from the company portion of our offering. The proceeds of our offering remain available through our ability to draw on our senior credit facility. In the first quarter of 2005, net cash provided by our financing activities of $2.3 million consisted primarily of net borrowings under our revolving credit facility.

     Revolving Credit Facility
          In September 2005, we renewed and increased our revolving credit facility with Bank of America, N.A., under which we can borrow up to $16.0 million, including $2.0 million for letters of credit. We amended that facility on March 30, 2006 to adjust various covenants. Interest accrues at a variable rate based on both prime and published LIBOR rates. The credit facility expires on September 16, 2008 at which time all advances will be immediately due and payable. As of March 31, 2006, the revolving credit facility borrowing limit was $16.0 million and the amount outstanding under the credit facility was $5.0 million at a blended rate of 6.3% and the unused amount available was $11.0 million. We maintain a derivative financial instrument to hedge the risk of interest rate fluctuations on a portion of our outstanding bank debt. Borrowings are secured by substantially all of our assets. Under the terms of our credit facility, we are subject to certain covenants including, among others, maximum funded debt ratios and capital expenditures, and minimum operating cash flows and profitability. At March 31, 2006, we were in compliance with all covenants under the credit facility. If a default ever occurs, the bank may require that we repay all amounts then outstanding. Any amounts which we may be required to repay prior to a scheduled repayment date, however, would reduce funds that we could otherwise allocate to other opportunities that we consider desirable.
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
     Working Capital and Capital Expenditure Needs
          We believe our existing cash, cash equivalents, expected cash to be provided by our operating activities, funds available through our revolving credit facility and the net proceeds from our public offering will be sufficient to meet our currently planned working capital and capital expenditure needs over at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the expansion of our retail stores, the acquisition of new capabilities or technologies and the continuing market acceptance of our products. To the extent that existing cash, cash equivalents, cash from operations and cash from our revolving credit facility under the conditions and covenants of our credit facilities are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. As part of our growth strategy in the future, we may seek investments in or acquisitions of other businesses, services, or technologies , which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Critical Accounting Policies and Estimates
          Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2005 Annual Report on Form 10-K, filed on March 30, 2006, in Note 2 of the Notes to the Consolidated Financial Statements on pages 48-56 and in the “Critical Accounting Policies and Estimates” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 38-40.
Recent Accounting Pronouncements
          In December 2004, the FASB issued SFAS No. 123R, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statement of operations. The accounting provisions of SFAS No. 123R are effective for fiscal years beginning after June 15, 2005, and we have adopted SFAS No. 123R for our fiscal quarter beginning January 1, 2006. The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. The adoption of SFAS 123R had no effect on the results of operations for the three months ended March 31, 2006 as there were no outstanding unvested options for the three months ending March 31, 2006.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
          At March 31, 2006, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended December 31, 2005. More detailed information concerning market risk can be found in Item 7A “Quantitative and Qualitative Disclosures about Market Risks” on pages 40-41 of our Annual Report on Form 10-K for the year ended December 31, 2005 .
          Our objective in managing our long-term exposure to interest rate and foreign currency rate changes is to limit the material impact of the changes on cash flows and earnings and to lower our overall borrowing costs. We have calculated the effect of a 10% change in interest rates over a month for both our debt obligations and our marketable securities investments and determined the effect to be immaterial. We do not foresee or expect any significant changes in the management of foreign currency or interest rate exposures or in the strategies we employ to manage such exposures in the near future.
     Foreign Currency Risk
          Nearly all of our revenues are derived from transactions denominated in U.S. dollars. We purchase products in the normal course of business from foreign manufacturers. As such, we have exposure to adverse changes in exchange rates associated with those product purchases, but this exposure has not been significant.
     Interest Rate Sensitivity
          We had cash and cash equivalents totaling $0.1 million at March 31, 2006. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of March 31, 2006, all of our investments were held in money market and other short-term investment accounts.
          Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments, primarily certain borrowings under our revolving credit facility. The advances under this revolving credit facility bear a variable rate of interest determined as a function of the prime rate and the published LIBOR rate at the time of the borrowing. We maintain a derivative financial instrument to hedge the risk of interest rate fluctuations on a portion of our outstanding bank debt. If interest rates were to increase by one percent, the additional interest expense as of March 31, 2006 would be approximately $50,000 annually prior to any potential benefit from our interest rate protection. At March 31, 2006 there was $5.0 million outstanding under our revolving credit facility.
Item 4. Controls and Procedures
          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006, to assure that information required to be disclosed by us in the reports we file or submit under the Securities and Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

          Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
          We maintain certain internal controls over financial reporting that are appropriate, in management’s judgment with similar cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
     As previously disclosed in Item 3 under the caption “Legal Proceedings” on pages 23-24 of our Annual Report on Form 10-K for the fiscal year ending December 31, 2005, the Company received in February 2006 an invoice for $2,101,977.76 from Goldsmith, Agio, Helms & Linner LLC (GAH) seeking a success fee for financial advisory services purportedly due in connection with the Company’s initial public offering (IPO). GAH asserted that if its invoice was not paid, GAH would pursue its claim in arbitration (herein, the “GAH Claim”).
     We communicated emphatically to GAH that GAH did not have a valid claim for a success fee or other compensation in connection with the Company’s IPO. Nonetheless, on March 24, 2006, GAH filed a demand for arbitration with the American Arbitration Association for $2.1 million, plus interest and fees. In April 2006, the Company answered the arbitration demand, denying liability on all claims, and filed a $3 million counterclaim against GAH for consequential and enhanced damages (plus costs and legal fees) that we suffered as the result of GAH’s breach of contract and of duties to us. We deny any and all liability for the GAH Claim, plan to vigorously defend against such claim, and plan to vigorously pursue our counterclaim.
     From time to time, we may be exposed to litigation relating to our products and operations. Except as described above, we are not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our financial conditions or results of operations.
Item 1A. Risk Factors
     An investment in our common stock involves a high degree of risk. You should carefully consider the specific risk factors listed under Part I, Item 1A of our Annual Report on Form 10-K filed on March 30, 2006, together with all other information included or incorporated in our reports filed with the Securities and Exchange Commission. Any such risks may materialize, and additional risks not known to us, or that we now deem immaterial, may arise. In such event, our business, financial condition, results of operations or prospects could be materially adversely affected. If that occurs, the market price of our common stock could fall, and you could lose all or part of your investment.
     This Quarterly Report on Form 10-Q includes or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the use of the words “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “estimates” and other similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward looking statements made. We have included important factors in the cautionary statements below that we believe could cause actual results to differ materially from the forward-looking statements contained herein. The forward-looking statements do not reflect the potential impact of any future acquisitions, mergers or dispositions. We do not assume any obligation to update any forward-looking statements contained herein. In addition to the list of significant risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2005, the following supplemental information might also be considered material in evaluating the risks of our business and an investment in our common stock:
     Our market is highly competitive and we may not continue to compete successfully. We compete in a highly competitive marketplace with a variety of retailers, dealers and distributors. The equestrian products market is highly fragmented with approximately 10,000 retail store locations nationwide. Many of these are small businesses that have a loyal customer base. We may therefore not be able to generate sufficient sales to support our new retail store locations. We also compete directly with State Line Tack, which is owned by PetSmart and has greater financial resources than we have. There are also a significant number of sporting goods stores, mass merchandisers and other better funded companies that could decide to enter into or expand their equestrian products offerings. In addition, if our competitors reduce their prices, we may have to reduce our prices in order to compete. We may also be forced to increase our advertising or mail a greater number of catalogs in order to generate the same or even lower level of sales. Any one of these competitive factors could adversely affect our revenues and profitability. It is possible that increased competition or improved performance by our competitors may reduce our market share, may reduce our profit margin, and may adversely affect our business and financial performance in other ways.
     We may be unable to continue to open new stores and enter new markets successfully. An important part of our business plan is to increase our number of stores and enter new geographic markets. We opened 1 store last year and currently plan to open approximately up to two new stores in the last three quarters of 2006. For our growth strategy to be successful, we must identify and lease or buy favorable store sites, hire and train associates and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully. If we are unable to open new stores as quickly as planned, our future sales and profits could be materially adversely affected. Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Also, our expansion strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas.

     Our growth may continue to strain operations, which could adversely affect our business and financial results. Our business has grown and continues to grow through organic growth and acquisitions. Accordingly, sales, number of stores, number of countries in which we conduct business and number of associates have grown and will likely continue to grow. This growth places significant demands on management and operational systems. If we are not successful in continuing to support our operational and financial systems, expanding our management team and increasing and effectively managing our associate base, this growth is likely to result in operational inefficiencies and ineffective management of the business and associates, which will in turn adversely affect our business and financial performance.
     Our operating results may be impacted by changes in the economy. Our operating results are directly impacted by the health of and confidence in the North American economy. Current economic conditions may adversely affect our business and our results of operations.
     Our stock price may fluctuate based on market expectations. The public trading of our stock is based in large part on market expectations that our business will continue to grow and that we will achieve certain levels of net income. If the securities analysts that regularly follow our stock lower their ratings or lower their projections for future growth and financial performance, the market price of our stock is likely to drop significantly. In addition, if our quarterly financial performance does not meet the expectations of securities analysts, our stock price would likely decline. The decrease in the stock price may be disproportionate to the shortfall in our financial performance.
     Our quarterly operating results are subject to significant fluctuation. We experience seasonal fluctuation in our revenues and operating results. We typically realize a higher portion of our revenues and operating results during the fourth quarter. As a result of this seasonality, we believe that quarter to quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Our operating results have fluctuated from quarter to quarter in the past, and we expect that they will continue to do so in the future. Our earnings may not continue to grow at rates similar to the growth rates achieved in recent years and may fall short of either a prior fiscal period or investors’ expectations. Factors that could cause these quarterly fluctuations include the following: the extent to which sales in new stores result in the loss of sales in existing stores; accrual or pre-opening store expenses in one or more new store locations, resulting in higher operating expenses without a corresponding increase in revenues; the mix of products sold; pricing actions of competitors; the level of advertising and promotional expenses; and seasonality, primarily because the sales and profitability of our stores are typically slightly lower in the first and third quarters of the fiscal year than in other quarters. Most of our operating expenses, such as rent expense, advertising expense and employee salaries, do not vary directly with the amount of sales and are difficult to adjust in the short term. As a result, if sales in a particular quarter are below expectations for that quarter, we may not proportionately reduce operating expenses for that quarter, and therefore this sales shortfall would have a disproportionately negative effect on our net income for the quarter.
Item 2. Use of Proceeds from Registered Securities
     The remaining proceeds from the initial public offering which were not utilized to pay down our subordinated debt and temporarily reduce our revolving loan balances totaled $2.8 million as of December 31, 2005. In the first quarter of 2006, our cash management function utilized cash available from the company portion of the offering for normal seasonal working capital needs of the business, including production of catalogs and increases in inventory for the spring selling season. The proceeds of our offering remain available through our ability to draw on our senior credit facility for other purposes, including new store growth.
Item 6. Exhibits
EXHIBIT LIST

Number	Description
*1.1	Form of Underwriting Agreement
*3.1	Amended and Restated Certificate of Incorporation of the Company
*3.2	Certificate of Amendment to Certificate of Incorporation of the Company
*3.3	Second Amended and Restated Certificate of Incorporation of the Company to be filed upon completion of this offering
*3.4	By-laws of the Company
*3.5	Amended and Restated By-laws of the Company to be effective upon completion of this offering
*4.1	Shareholders Agreement, dated as of September 17, 1998, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Donald Motsenbocker, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers
*4.2	First Amendment to Shareholders Agreement, dated as of August 29, 2003, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers
*4.3	Second Amendment to Shareholders Agreement, dated as of August 25, 2005, by and among a majority in interest of the Purchasers (as defined therein) and a majority in interest of the Sellers (as defined therein)

Number	Description
*4.4	Instrument of accession, dated as of September 16, 2005, signed by Citizens Ventures, Inc. and accepted by the Company, to that certain Shareholders Agreement, dated as of September 17, 1998, by and among the Company and the Shareholders referenced therein, as amended
*4.5	Form of Common Stock Certificate
*4.6	Warrant to purchase common stock of the Company issued to Patriot Capital Funding, Inc.
*4.7	Amended and Restated 11.50% Senior Secured Subordinated Note, dated September 16, 2005, issued jointly by the Company, Dover Massachusetts and Smith Brothers, Inc. to Patriot Capital Funding, LLC I
*5.1	Opinion of Bingham McCutchen LLP
*5.2	Opinion of Preti Flaherty Beliveau Pachios & Haley LLP
*†10.1	1999 Stock Option Plan (the “1999 Plan”)
*†10.2	Form of Stock Option Agreement under the 1999 Plan
*10.3	2005 Equity Incentive Plan (the “2005 Plan”)
*10.4	Form of Stock Option Agreement under the 2005 Plan
*10.5	Form of Restricted Stock Award Agreement under the 2005 Plan
*10.6	Lease, dated as of May 29, 1997, by and between Dover Massachusetts and CE Holman, LLP
*10.7	Lease, dated as of October 12, 2001, by and between David F. Post and Dover Massachusetts
*10.8	Lease, dated as of March 1, 2003, by and between Smith Brothers, Inc. and JDS Properties, LLC
*10.9	Letter dated February 9, 2005 from the Company to JDS Properties, LLC regarding lease extension
*10.10	Lease, dated as of June 22, 2002, by and between Hockessin Square, L.L.C. and Dover Massachusetts
*10.11	Letter dated January 25, 2005 from the Company to Hockessin Square, L.L.C. regarding lease extension
*10.12	Lease, dated as of November 24, 2003, by and between North Conway Holdings, Inc. and Dover Massachusetts
*10.13	Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers
*10.14	First Amendment to Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers
*10.15	Amendment to Stock Purchase Agreement, dated as of September 17, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers
*10.16	Amended and Restated Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank
*10.17	Amendment to Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank
*10.18	Amended and Restated Security Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank
*10.19	Amended and Restated Pledge Agreement, dated as of December 11, 2003, by and between the Company and Fleet National Bank
*10.20	Shareholder Pledge Agreement, dated as of September 17, 1998, by and among Stephen L. Day, Jonathan A.R. Grylls, David J. Powers, James F. Powers, Michele R. Powers and BankBoston, N.A.
*10.21	Amended and Restated Revolving Credit Note, dated as of December 11, 2003, by Dover Massachusetts for the benefit of Fleet National Bank
*10.22	Letter agreement, dated as of September 16, 2005, by and between Dover Massachusetts and Bank of America, N.A. (successor by merger to Fleet National Bank)
*10.23	Security Agreement, dated as of December 11, 2003, by and between Smith Brothers, Inc. and Fleet National Bank
*10.24	Guaranty, dated as of December 11, 2003, by Smith Brothers, Inc. to Fleet National Bank
*10.25	Redemption Agreement, dated as of August 25, 2005, by and between the Company and Citizens Ventures, Inc.
*10.26	Letter agreement, dated as of September 14, 2005, by and between the Company and Citizens Ventures, Inc., amending that certain Redemption Agreement, dated as of August 26, 2005, by and between the Company and Citizens Ventures, Inc.
*10.27	License Agreement, dated as of February 10, 2003, by and between Weatherbeeta PTY LTD and the Company

Number	Description
*10.28	Settlement Agreement, dated as of December 22, 2003, by and between Libertyville Saddle Shop, Inc. and the Company
†*10.29	Employment Agreement, dated as of September 1, 2005, by and between Stephen L. Day and the Company
†*10.30	Employment Agreement, dated as of September 1, 2005, by and between Jonathan A.R. Grylls and the Company
*10.31	Amended and Restated Subordination Agreement, dated as of September 16, 2005, by and among Bank of America, N.A. (successor by merger to Fleet National Bank), Patriot Capital Funding, Inc. (successor in interest to Wilton Funding, LLC) and Dover Massachusetts, acknowledged by the Company and Smith Brothers, Inc.
*10.32	Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc., Patriot Capital Funding, Inc. and the Purchasers referenced therein
*10.33	Amended and Restated Security Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc. and Patriot Capital Funding, Inc.
#†10.34(1)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Stephen L. Day
#†10.35(2)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Jonathan A.R. Grylls
#10.36(4)	Second Amendment dated as of March 28, 2006 to Amended and Restated Loan Agreement with Bank of America.
#10.37(5)	Amendment No. 1 dated as of March 28, 2006 to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.
^10.38	Agreement of Lease dated March 29, 2006 by and between the Company and Sparks Lot Seven, LLC
#14.1(3)	Code of Business Conduct and Ethics
*21.1	Subsidiaries of the Company
*23.1	Consent of Bingham McCutchen LLP (included in Exhibit 5.1)
**23.2	Consent of Ernst & Young LLP
*23.3	Consent of Preti Flaherty Beliveau Pachios & Haley PLLC (included in Exhibit 5.2)
*24.1	Power of Attorney
^31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
^31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
^32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
*99.1	Consent of William F. Meagher, Jr.

*	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-127888)

**	Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-8 on April 3, 2006

#	Filed with the Company’s Annual Report on Form 10-K for the Fiscal Year Ending December 31, 2005, on March 30, 2006

^	Filed herewith

†	Indicates a management contract or compensatory plan or arrangement

(1)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.30

(2)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.31

(3)	Amends and restates Code of Conduct and Ethics filed with the Company’s Registration Statement on Form S-1/ A on October 2, 2005 as Exhibit 14.1

(4)	Amends Amended and Restated Loan Agreement dated as of December 11, 2003, with Fleet National Bank, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.18

(5)	Amends Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement dated as of September 16, 2005, with Patriot Capital Funding, Inc., filed with the Company’s Registration Statement on Form S-1/A on October 5, 2005 as Exhibit 10.32.

Certifications

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOVER SADDLERY, INC.

Dated: May 15, 2006	By:	/s/ Michael W. Bruns

Michael W. Bruns, Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

DOVER SADDLERY, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006
EXHIBIT INDEX

Number	Description
*1.1	Form of Underwriting Agreement
*3.1	Amended and Restated Certificate of Incorporation of the Company
*3.2	Certificate of Amendment to Certificate of Incorporation of the Company
*3.3	Second Amended and Restated Certificate of Incorporation of the Company to be filed upon completion of this offering
*3.4	By-laws of the Company
*3.5	Amended and Restated By-laws of the Company to be effective upon completion of this offering
*4.1	Shareholders Agreement, dated as of September 17, 1998, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Donald Motsenbocker, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers
*4.2	First Amendment to Shareholders Agreement, dated as of August 29, 2003, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers
*4.3	Second Amendment to Shareholders Agreement, dated as of August 25, 2005, by and among a majority in interest of the Purchasers (as defined therein) and a majority in interest of the Sellers (as defined therein)
*4.4	Instrument of accession, dated as of September 16, 2005, signed by Citizens Ventures, Inc. and accepted by the Company, to that certain Shareholders Agreement, dated as of September 17, 1998, by and among the Company and the Shareholders referenced therein, as amended
*4.5	Form of Common Stock Certificate
*4.6	Warrant to purchase common stock of the Company issued to Patriot Capital Funding, Inc.
*4.7	Amended and Restated 11.50% Senior Secured Subordinated Note, dated September 16, 2005, issued jointly by the Company, Dover Massachusetts and Smith Brothers, Inc. to Patriot Capital Funding, LLC I
*5.1	Opinion of Bingham McCutchen LLP
*5.2	Opinion of Preti Flaherty Beliveau Pachios & Haley LLP
*†10.1	1999 Stock Option Plan (the “1999 Plan”)
*†10.2	Form of Stock Option Agreement under the 1999 Plan
*10.3	2005 Equity Incentive Plan (the “2005 Plan”)
*10.4	Form of Stock Option Agreement under the 2005 Plan
*10.5	Form of Restricted Stock Award Agreement under the 2005 Plan
*10.6	Lease, dated as of May 29, 1997, by and between Dover Massachusetts and CE Holman, LLP
*10.7	Lease, dated as of October 12, 2001, by and between David F. Post and Dover Massachusetts
*10.8	Lease, dated as of March 1, 2003, by and between Smith Brothers, Inc. and JDS Properties, LLC
*10.9	Letter dated February 9, 2005 from the Company to JDS Properties, LLC regarding lease extension
*10.10	Lease, dated as of June 22, 2002, by and between Hockessin Square, L.L.C. and Dover Massachusetts
*10.11	Letter dated January 25, 2005 from the Company to Hockessin Square, L.L.C. regarding lease extension
*10.12	Lease, dated as of November 24, 2003, by and between North Conway Holdings, Inc. and Dover Massachusetts
*10.13	Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers
*10.14	First Amendment to Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers
*10.15	Amendment to Stock Purchase Agreement, dated as of September 17, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers
*10.16	Amended and Restated Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank
*10.17	Amendment to Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank

Number	Description
*10.18	Amended and Restated Security Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank
*10.19	Amended and Restated Pledge Agreement, dated as of December 11, 2003, by and between the Company and Fleet National Bank
*10.20	Shareholder Pledge Agreement, dated as of September 17, 1998, by and among Stephen L. Day, Jonathan A.R. Grylls, David J. Powers, James F. Powers, Michele R. Powers and BankBoston, N.A.
*10.21	Amended and Restated Revolving Credit Note, dated as of December 11, 2003, by Dover Massachusetts for the benefit of Fleet National Bank
*10.22	Letter agreement, dated as of September 16, 2005, by and between Dover Massachusetts and Bank of America, N.A. (successor by merger to Fleet National Bank)
*10.23	Security Agreement, dated as of December 11, 2003, by and between Smith Brothers, Inc. and Fleet National Bank
*10.24	Guaranty, dated as of December 11, 2003, by Smith Brothers, Inc. to Fleet National Bank
*10.25	Redemption Agreement, dated as of August 25, 2005, by and between the Company and Citizens Ventures, Inc.
*10.26	Letter agreement, dated as of September 14, 2005, by and between the Company and Citizens Ventures, Inc., amending that certain Redemption Agreement, dated as of August 26, 2005, by and between the Company and Citizens Ventures, Inc.
*10.27	License Agreement, dated as of February 10, 2003, by and between Weatherbeeta PTY LTD and the Company
*10.28	Settlement Agreement, dated as of December 22, 2003, by and between Libertyville Saddle Shop, Inc. and the Company
†*10.29	Employment Agreement, dated as of September 1, 2005, by and between Stephen L. Day and the Company
†*10.30	Employment Agreement, dated as of September 1, 2005, by and between Jonathan A.R. Grylls and the Company
*10.31	Amended and Restated Subordination Agreement, dated as of September 16, 2005, by and among Bank of America, N.A. (successor by merger to Fleet National Bank), Patriot Capital Funding, Inc. (successor in interest to Wilton Funding, LLC) and Dover Massachusetts, acknowledged by the Company and Smith Brothers, Inc.
*10.32	Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc., Patriot Capital Funding, Inc. and the Purchasers referenced therein
*10.33	Amended and Restated Security Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc. and Patriot Capital Funding, Inc.
#†10.34(1)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Stephen L. Day
#†10.35(2)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Jonathan A.R. Grylls
#10.36(4)	Second Amendment dated as of March 28, 2006 to Amended and Restated Loan Agreement with Bank of America.
#10.37(5)	Amendment No. 1 dated as of March 28, 2006 to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.
^10.38	Agreement of Lease dated March 29, 2006 by and between the Company and Sparks Lot Seven, LLC
#14.1(3)	Code of Business Conduct and Ethics
*21.1	Subsidiaries of the Company
*23.1	Consent of Bingham McCutchen LLP (included in Exhibit 5.1)
**23.2	Consent of Ernst & Young LLP
*23.3	Consent of Preti Flaherty Beliveau Pachios & Haley PLLC (included in Exhibit 5.2)
*24.1	Power of Attorney
^31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
^31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
^32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
*99.1	Consent of William F. Meagher, Jr.

*	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-127888)

**	Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-8 on April 3, 2006

#	Filed with the Company’s Annual Report on Form 10-K for the Fiscal Year Ending December 31, 2005, on March 30, 2006

^	Filed herewith

†	Indicates a management contract or compensatory plan or arrangement

(1)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.30

(2)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.31

(3)	Amends and restates Code of Conduct and Ethics filed with the Company’s Registration Statement on Form S-1/ A on October 2, 2005 as Exhibit 14.1

(4)	Amends Amended and Restated Loan Agreement dated as of December 11, 2003, with Fleet National Bank, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.18

(5)	Amends Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement dated as of September 16, 2005, with Patriot Capital Funding, Inc., filed with the Company’s Registration Statement on Form S-1/A on October 5, 2005 as Exhibit 10.32.

Certifications:
31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350