Form 10-Q
period 2006-06-30
DOVER SADDLERY INC
filed 2006-08-14
CIK 1071625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-51624
DOVER SADDLERY, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE (State of other jurisdiction of incorporation or organization)	04-3438294 (I.R.S. Employer Identification No.)
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
Yes ☐    No ☑
     Shares outstanding of the registrant’s common stock (par value $0.0001) at August 9, 2006: 5,074,344

DOVER SADDLERY, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006

Page
PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets at June 30, 2006 and December 31, 2005	3

	Condensed Consolidated Statements of Income for the three months ended June 30, 2006 and June 30, 2005 and the six months ended June 30, 2006 and June 30, 2005	4

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and June 30, 2005	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1	Legal Proceedings

Item 1A	Risk Factors

Item 2	Use of Proceeds from Registered Securities

Item 4	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

SIGNATURES

EX-10.39 Commercial Lease ex. as of 3/29/06 between Marvid Crabyl
EX-10.40 Stock Purchase Agreement 5/19/06
EX-10.41 Lease as of 6/06 Humphrey & Rodgers
EX-10.42 Agreement of Lease for Shopping Center 5/20/07
EX-10.43 LB's of Virginia Building Lease 11/1/00
EX-10.44 Lease Agreement 7/10/06 Hopkins Roads Associates
EX-10.45 Consent and Amendment # 2 Patriot Capital Funding, Inc.
EX-10.46 Waiver Letter dated June 27, 2006
EX-21.1 Subsidiaries of the Company
EX-31.1 Section 302 Certification of C.E.O.
EX-31.2 Section 302 Certification of C.F.O.
EX-32.1 Section 906 Certification of C.E.O. & C.F.O.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
DOVER SADDLERY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)
Current assets:
Cash and cash equivalents	$148	$2,887
Accounts receivable	557	160
Inventory	11,612	10,072
Prepaid catalog costs	2,575	1,601
Prepaid expenses and other current assets	857	1,136

Total current assets	15,749	15,856

Property, Plant & Equipment	1,694	1,729

Other assets:
Deferred income tax assets	306	254
Goodwill and other assets, net	14,991	13,838

Total other assets	15,297	14,092

Total assets	$32,740	$31,677

Current liabilities:
Short term bank borrowing and Current portion of capital lease obligations	$1,550	$171
Accounts payable	2,370	2,629
Accrued expenses and other current liabilities	2,076	2,949
Deferred income tax liability	302	274

Total current liabilities	6,298	6,023

Long-term liabilities:
Revolving line of credit	5,250	5,000
Subordinated notes payable	3,000	3,000
Capital lease obligation, net of current portion	182	272

Total long-term liabilities	8,432	8,272

Stockholders’ equity:
Common Stock, par value $0.0001 per share; 15,000,000 shares authorized, issued 5,074,344 as of June 30, 2006 and December 31, 2005	1	1
Additional paid in capital	43,883	43,883
Accumulated other comprehensive income	33	48
Treasury Stock, 795,865 shares at cost	(6,082)	(6,082)
Retained deficit	(19,825)	(20,468)

	18,010	17,382

Total liabilities and stockholders’ equity	$32,740	$31,677

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME — (unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Net sales	$17,781	$16,334	$34,814	$30,580
Cost of products and merchandising	11,297	10,323	22,356	19,495

Gross margin	6,484	6,011	12,458	11,085
Selling, general and administrative expenses	5,501	4,682	10,934	9,228

Operating income	983	1,329	1,524	1,857
Interest income	11	—	37	—
Interest expense	234	409	469	801

Interest expense, net	223	409	432	801

Income before taxes	760	920	1,092	1,056
Income tax provision	312	405	449	505

Net income	$448	$515	$643	$551

Earnings per share:
Basic	$0.09	$0.16	$0.13	$0.16
Diluted	$0.09	$0.11	$0.12	$0.12
Weighted average shares outstanding:
Basic	5,074	3,023	5,074	3,023
Diluted	5,192	4,553	5,203	4,519
See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	June 30,
	2006	2005
Operating activities
Net income	$643	$551
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	297	321
Deferred income taxes	(15)	267
Amortization of stock based compensation	—	97
Changes in current assets and liabilities:
Accounts receivable	(386)	(650)
Inventory	(896)	(998)
Prepaid catalog costs and other expenses	(719)	(1,267)
Accounts payable & short term borrowings	856	365
Accrued expenses and other current liabilities	(873)	(644)

Net cash used in operating activities	(1,093)	(1,958)

Investing activities
Acquisition of Dominion	(1,522)	—
Purchases of property and equipment	(187)	(585)
Change in other assets	(73)	(37)

Cash used in investing activities	(1,782)	(622)

Financing activities
Borrowings under revolving line of credit	250	5,200
Payments under revolving line of credit	—	(2,700)
Payments of commitment and financing fees	(24)	—
Payments on capital leases	(90)	68

Net cash provided by financing activities	136	2,568

Net decrease in cash and cash equivalents	(2,739)	(12)

Cash and cash equivalents at beginning of period	2,887	64

Cash and cash equivalents at end of period	$148	$52

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$368	$603
Income taxes	$66	$895
Supplemental disclosure of non-cash financing activities
Equipment acquired under capital leases	$—	$154
See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     A. Nature of business and basis of preparation:
          Dover Saddlery, Inc., a Delaware corporation (the “Company”), is a leading specialty retailer and the largest direct marketer of equestrian products in the United States. We sell our products through a multi-channel strategy, including catalogs, the Internet, and retail stores located in Massachusetts, New Hampshire, Delaware, Texas, Maryland and Virginia. The Company provides a complete line of products, as well as specially developed private label offerings from its direct marketing headquarters, warehouse, and call center facility in Littleton, Massachusetts.
          The accompanying condensed consolidated financial statements comprise those of the Company and its wholly owned subsidiaries, Dover Saddlery, Inc., a Massachusetts corporation, Dover Saddlery Retail, Inc., a Massachusetts corporation, Smith Brothers, Inc., a Texas corporation, and Old Dominion Enterprises, Inc., a Virginia corporation. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements as of June 30, 2006 and for the three and six month periods ended June 30, 2006 and 2005 are unaudited. In our opinion, these unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2005 and include all adjustments, consisting of only usual recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results of operations for the six-month period ended June 30, 2006 are not necessarily indicative of the results expected for the full year ending December 31, 2006.
          Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to pertinent rules and regulations, although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading.
     B. Acquisition:
          On June 29, 2006 we closed on a stock purchase agreement with the sole shareholder of Old Dominion Enterprises, Inc., doing business as Dominion Saddlery, where we agreed to acquire all of the outstanding share capital of Old Dominion Enterprises, Inc. for a net price of $1.5 million. Dominion Saddlery (Dominion) has been an equestrian retailer serving the Virginia and Maryland market for 30 years through several retail locations. As of June 30, 2006, the purchase price remains subject to a change as a result of the finalization of certain assets and liabilities in accordance with the terms of the purchase agreement. Included in the purchase price was $.3 million, which was deposited into an escrow account for the sole former shareholder. The escrow is held for any potential indemnification obligations discovered after closing, as well as to secure the seller’s representation on the quality of the inventory. At closing, Dominion became an indirect wholly owned subsidiary of the Company.
          The Dominion acquisition has been accounted for in accordance with FASB Statement No. 141 Business Combinations. The closing date of the Dominion acquisition was June 29, 2006, and as such, the Company’s consolidated financial statements reflect Dominion’s results of operations only from that date forward.
          The Company has not completed its final purchase price allocation. The preliminary values of the acquired assets and assumed liabilities from the acquisition of Dominion, as presented below, are based upon management’s estimates of fair value as of the date of the acquisition. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill. However, the goodwill and asset values have not been finalized. Further, and as discussed above, the final purchase price is subject to certain purchase price adjustments which have not been finalized. The final purchase price allocations will be completed within one year of the acquisition and are not expected to have a material impact on the Company’s financial position or results of operations. The preliminary purchase price allocation is as follows (in thousands):

Total purchase price, including closing costs of approximately $56:	$1,522

Inventories	644
Other Assets	11

Total assets acquired	655

Current liabilities	264

Total liabilities assumed	264

Net assets acquired	391
Excess purchase price over the fair value of net assets acquired	$1,131

          The following table sets forth the unaudited pro forma results of operations of the Company for the six month periods ended June 30, 2006 and 2005 as if the Company had acquired Dominion as of January 1, 2005. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of January 1, 2005 or that may be obtained in the future.

	Six months ended	Six months ended
(Pro forma, unaudited, in thousands, except per share data)	June 30, 2006	June 30 , 2005
Net Sales	$36,214	$31,980
Income before Extraordinary Items and cumulative effect of accounting changes	734	616
Net Income	$734	$616
Net Income per Share	$0.14	$0.14
          C. Accounting for stock-based compensation:
          Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share Based Payment (“SFAS 123R”). SFAS 123 R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees (“APB”), for periods beginning in fiscal 2006. Under APB 25, the Company accounted for stock options under the intrinsic value method. Accordingly, the Company recognized $97,441 of compensation expense related to employee stock options during the six months ended June 30, 2005 because the exercise price of such options was less than the fair value of the underlying stock on the grant date. The Company previously disclosed the fair value of its stock options under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS 123”).
          Accordingly, the proforma information for the three and six months ended June 30, 2005 was as follows (in thousands):

	Three
	Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2005
Net income, as reported:	$515	$551
Add: Employee stock-based compensation expense included in reported net income	7	97
Deduct: Stock-based compensation expense determined under fair value-based method for all employee awards	90	180

Pro forma	$432	$468

Earnings per share:
Basic	$0.13	$0.13
Diluted	0.09	0.10
The above pro-forma expense was determined under the Black-Scholes calculation using assumptions consistent with those disclosed as of December 31, 2005.
The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. The adoption of SFAS 123R had no effect on the results of operations for the six months ended June 30, 2006 as there were no outstanding unvested options as of December 31, 2005. In addition, there have been no options awarded in the first six months of 2006.
     D. Inventory:
          Inventory consists of finished goods in the Company’s mail-order warehouse and retail stores. The Company’s inventories are stated at the lower of cost, with cost determined by the first-in, first-out method, or net realizable value. The Company maintains a reserve for excess and obsolete inventory. This reserve was $70,000 as of June 30, 2006 and December 31, 2005. The Company continuously monitors the salability to ensure adequate valuation of the related merchandise.

     E. Advertising:
          The costs of direct-response advertising materials, primarily catalog production and distribution costs, are deferred in accordance with Statement of Position (SOP) 93-7, Reporting on Advertising Costs. These costs are recognized over the period of expected future revenue, which is less than one year. Deferred costs as of June 30, 2006 and December 31, 2005 were $2.6 million and $1.6 million respectively. The combined marketing and advertising costs charged to selling, general, and administrative expenses for the six months ended June 30, 2006 and 2005 were approximately $4.6 million and $3.9 million respectively.
     F. Comprehensive Income:
          SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than reported net income, the only other item of comprehensive income is the effectively hedged interest rate swap adjustment.

	For the Six Months ended June 30
	(in thousands)
	2006	2005
Net income	$643	$551
Unrealized (loss)/gain on interest rate swap	(15)	47
Net comprehensive income	$628	$598
     G. Earnings per share:
A reconciliation of the number of shares used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Basic weighted average common shares outstanding	5,074	3,023	5,074	3,023
Add: Dilutive effect of convertible preferred stock	—	1,338	—	1,338
Dilutive effect of assumed stock option and warrant exercises less potential incremental shares purchased under the treasury method	118	192	129	158

Diluted weighted average common shares outstanding	5,192	4,553	5,203	4,519

Earnings per share:
Basic	$0.09	$0.16	$0.13	$0.16
Diluted	$0.09	$0.11	$0.12	$0.12
          A reconciliation of the net income available to common stockholders used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Net Income:	448	515	643	551
Preferred stock dividends	—	(40)	—	(80)
Net Income available to common stockholders	448	475	643	471

     H. Debt:
Revolving Credit Facility
          The $16,000,000 revolving credit facility, of which up to $2,000,000 can be in the form of letters of credit, shall bear interest at the base rate, announced from time to time by the bank plus an applicable margin determined by the Company’s funded debt ratio. As of June 30, 2006 and December 31, 2005, the bank rates were 8.25% and 8.25%, respectively. The applicable margins were 0.00% and 1.00%, respectively. Interest is payable quarterly on the last business day of each fiscal quarter.
          At its option, the Company may have all or a portion of the unpaid principal under the credit facility bear interest at a one, two, three, or six month LIBOR rate options. The LIBOR rate was 5.36% and 4.379% at June 30, 2006 and December 31, 2005 respectively, plus an applicable margin determined by the Company’s funded debt ratio. The margins were 1.75% and 3.25% at June 30, 2006 and December 31, 2005 respectively, and were fixed for the LIBOR rate option period. Interest related to LIBOR rate options are payable at the maturity of the LIBOR agreements. As of June 30, 2006 and December 31, 2005, $5,000,000 bore interest at the one month LIBOR rate option.
          The Company is obligated to pay commitment fees of 0.25% per annum on the average daily, unused amount of the line of credit during the preceding quarter on the revolving credit facility. All assets of the Company collateralize the revolving credit facility. Under the terms of the credit facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios, operating cash flows, profitability, and capital expenditures. At June 30, 2006, the Company was in compliance with all covenants. The revolving line of credit is due in full in September 2008.
          At June 30, 2006 and December 31, 2005, the Company had the ability to borrow $16,000,000 on the revolving line of credit, of which $5,250,000 was outstanding on June 30, 2006 and $5,000,000 was outstanding on December 31, 2005.
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
          Under the terms of the credit facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios, operating cash flows, profitability, and capital expenditures. At June 30, 2006 the Company was in compliance with all covenants. The remaining balance was $3,000,000 at June 30, 2006 and December 31, 2005.
     I. Commitments and contingencies:
Lease commitments
          The Company leases its facilities, as well as certain fixed assets that may be purchased for a nominal amount on the expiration of the leases, under non-cancelable operating and capital leases that extend through 2009. The facility leases, which may be renewed for periods ranging from one to five years, include fixed rental agreements as well as agreements with rent escalation clauses.
          In connection with retail locations, the Company enters into various operating lease agreements, which will further escalate rental payments in the future. The effects of variable rent disbursements have been expensed on a straight-line basis over the life of the lease in accordance with SFAS No. 13 “Accounting for Leases”. As of June 30, 2006 and December 31, 2005 there was approximately $56,000 and $46,000 of deferred rent recorded in other current liabilities.
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
          The Company denies any and all liability for the GAH claim; plans to vigorously defend against such claim; and has filed a $3.0 million counterclaim against GAH for consequential and enhanced damages (plus costs and legal fees) that we suffered as the result of GAH’s breach of contract and of duties to us. Thus, no amounts have been accrued as of June 30, 2006 and December 31, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words “projected,” “anticipated,” “planned,” “expected” and similar expressions are intended to identify forward-looking statements. In particular, statements regarding future financial targets or trends are forward-looking statements. Forward-looking statements are not guarantees of our future financial performance, and undue reliance should not be placed on them. Our actual results, performance or achievements may differ significantly from the results, performance or achievements discussed in or implied by the forward-looking statements. Factors that could cause such a difference are detailed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (“fiscal 2005”). We disclaim any intent or obligation to update any forward-looking statements
Overview
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
          We are committed to expanding our retail store channel. On June 29, 2006 we acquired Dominion Saddlery, the largest equestrian retailer in the Virginia and Maryland market, which operates four stores. This strategic acquisition provides access to critical leased locations and established customer relationships, as well as the elimination of a significant retail competitor. Over the next six months, we will be converting, expanding, and launching these stores as Dover Saddlery stores, giving us the premier position in one of the most important regional markets in the country.
Results of Operations
The following table presents our unaudited condensed consolidated statements of operations expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products and merchandising	63.5	63.2	64.2	63.8

Gross margin	36.5	36.8	35.8	36.2
Selling, general and administrative expenses	30.9	28.7	31.4	30.1

Operating income	5.6	8.1	4.4	6.1
Interest income	0.1	0.0	0.1	0.0
Interest expense	1.4	2.5	1.3	2.6

Interest (income) expense, net	1.3	2.5	1.2	2.6

Income before taxes	4.3	5.6	3.2	3.5
Income tax provision	1.8	2.5	1.3	1.6

Net income	2.5%	3.1%	1.9%	1.9%

     The following table presents certain selected operating data on a unaudited basis:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Net sales:
Revenue, net — direct	$14,893	$13,443	$29,856	26,319
Revenue, net – retail stores	2,888	2,891	4,958	4,261

Revenue, net – total	$17,781	$16,334	$34,814	30,580
Other operating data:
Number of retail stores(2)	4	4	4	4
Capital expenditures	118	174	187	585
Gross profit margin(2)	36.5%	36.8%	35.8%	36.2%
EBITDA(1)	1,130	1,496	1,821	2,276

EBITDA margin(1)	6.36%	9.16%	5.23%	7.44%

(1)	When we use the term “EBITDA”, we are referring to net income minus interest income plus interest expense, income taxes and depreciation and amortization. We present EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

(2)	Excludes the acquisition of Dominion stores on June 29, 2006.
Comparison of Second Quarter Fiscal 2006 to Second Quarter Fiscal 2005
Revenues
          Our total revenues increased 8.9% to $17.8 million in the second quarter of 2006, from $16.3 million in 2005, a total increase of $1.5 million. Revenues in our direct sales channel increased $1.5 million, or 10.8%, and revenues in our retail store channel experienced no change. The increase in revenues from our direct sales channel was attributed to higher unit volumes through both the catalog and the internet channels, and from both the Dover Saddlery and the Smith Brothers annual books. The second quarter growth in our retail channel compares to a very strong prior year second quarter, which included the Plaistow, NH store grand opening.
Gross Profit
          Gross profit increased 7.9% to $6.5 million in the second quarter of 2006, from $6.0 million in the prior year Q2. Gross profit as a percentage of revenues decreased slightly to 36.5% in 2006, from 36.8% of revenues in 2005. The increase of $0.5 million in gross profit was due to increased revenues in our direct sales channel. The slight decrease in gross profit as a percentage of revenues was attributable to an increase in freight charges, as well as variations in overall product mix.
Selling, General and Administrative
          Selling, general and administrative expenses increased to $5.5 million (30.9% of revenues) in Q2, from $4.7 million (28.7% of revenues) in 2005. The $0.8 million increase includes $0.3 million in marketing costs, primarily catalog expense, internet advertising and new store support designed to drive increased revenues. Labor and related costs increased approximately $0.2 million, attributable to increased direct channel sales and increased merchandising support functions. New public company costs, consisting of legal, audit, and insurance fees increased by $0.2 over the second quarter of 2005.
Interest Expense
          Interest expense, including amortization of deferred financing costs attributed to our subordinated debt and revolving credit facility, decreased 46% to $0.2 million in the first quarter of 2006, compared to $0.4 million in 2005. Our debt levels were reduced substantially as the result of the interim application of the company proceeds from the IPO, resulting in decreased interest expense for both senior and remaining subordinated debt.
Income Tax Provision
          The provision for income taxes was $0.3 million in the second quarter of 2006, reflecting an effective tax rate of 41%, as compared to $0.4 million in 2005, reflecting an effective tax rate of 44%. The lower effective rate in 2006 versus 2005 is attributable to the recognition of non-deductible non-cash stock based compensation charges in 2005.
Net Income
          Net income for the second quarter was $448,000, a decrease of $67,000 over the $515,000 net income achieved in the second quarter of 2005. This decrease is due primarily to increased freight costs and the costs of being a public company in 2006.

Comparison of the Six Months Ended June 30, 2006 to the Six Months Ended June 30, 2005
Revenues
          Our total revenues increased 13.8% to $34.8 million in the six months ended in 2006, from $30.6 million in 2005, a total increase of $4.2 million. Revenues in our direct sales channel increased $3.5 million, or 13.4%, and revenues in our retail store channel increased $0.7 million, or 16.4%. The increase in revenues from our direct sales channel was attributed to higher unit volumes through both catalog and the Internet, and from both the Dover Saddlery and the Smith Brothers brands. Increase in our retail revenues was due mainly to the opening of the Plaistow store in April of 2005.
Gross Profit
          Gross profit increased 12.4% to $12.5 million for the six months ended in 2006, from $11.1 million in 2005. Gross profit as a percentage of revenues decreased slightly to 35.8% for the six months ended in 2006, from 36.2% of revenues in 2005. The increase of $1.4 million in gross profit was due to increased revenues, primarily in our direct sales channel. The slight decrease in gross profit as a percentage of revenues was attributable to variations in both overall product mix and the sales mix of our catalogs, as well as increased freight costs.
Selling, General and Administrative
          Selling, general and administrative expenses increased to $11.0 million (31.4% of revenues) for the six months ended in 2006, from $9.2 million (30.2% of revenues) in 2005. The $1.8 million increase includes $0.8 million in marketing costs, primarily catalog expense, internet advertising and new store support designed to drive increased revenues. Labor and related costs increased approximately $0.5 million to support the new Plaistow store, increased direct channel sales and increased merchandising support functions. New public company costs, consisting of legal, audit, and insurance fees increased by $0.5 over the six months ended in 2005.
Interest Expense
          Interest expense, including amortization of deferred financing costs attributed to our subordinated debt and revolving credit facility, decreased 41% to $0.5 million for the six months ended in 2006, compared to $0.8 million in 2005. Our debt levels were reduced substantially as the result of the interim application of the company proceeds from the IPO, resulting in decreased interest expense for both senior and remaining subordinated debt.
Income Tax Provision
          The provision for income taxes was $0.5 million for the six months ended in 2006, reflecting an effective tax rate of 41%, as compared to $0.5 million in 2005, reflecting an effective tax rate of 48%. The lower effective rate in 2006 versus 2005 is attributable to the recognition of non-deductible non-cash stock based compensation charges in 2005.
Net Income
          Net income for the six months ended in 2006 was $643,000, an increase of $92,000 over the $551,000 net income achieved in 2005. This increase is due to the substantial growth in our direct revenue and the investment in marketing, partially offset by increased freight costs, as well as costs of being a public company.
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
          The timing of our new retail store openings has had and is expected to continue to have a significant impact on our quarterly results. We will incur one-time expenses related to the opening of each new store. As we open new stores, (i) revenues may spike and then settle, and (ii) pre-opening expenses, including such expenses as occupancy and management overhead, are incurred, which may not be offset by correlating revenues during the same financial reporting period. As a result of these factors, new retail store openings may result in temporary declines in operating profit, both in dollars and as a percentage of sales.
Liquidity and Capital Resources
          In 2005, we generated net proceeds of $12.4 million through our initial public offering, which enhanced our other primary sources of liquidity which are cash flows generated from our operations and availability under our revolving credit facility. In addition to the balance of $2.8 million in net proceeds available from the offering as of the end of fiscal 2005, we intend to use the primary sources of liquidity to fund new retail store locations, our working capital requirements, capital expenditure requirements and third-party debt service requirements. We may in the future need to obtain additional financing from banks, or through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements.

Operating Activities
          The cash utilized in our operating activities in the six months ended in 2006 was $1.0 million, consisting primarily of net income and non-cash expenses totaling $0.9 million, increased by accounts payable of $0.9 million and offset by credit card receivables in transit of $0.4 million, increases in prepaid catalog expenses of $0.7 million, reductions of accrued expenses and gift certificates of $0.9 million, and inventory increases of $0.9 million. In the six months ended in 2005, cash utilized by our seasonal operating activities was primarily due to net income and non-cash expenses of $1.2 million, which were offset by increases in prepaid expenses of $1.3 million, credit card receivables of $0.7 million, and inventory of $1.0 million, due to the opening of the new Plaistow, NH store.
Investing Activities
          Cash used in our investing activities was $1.8 million in the six months ended in 2006 and $0.6 million in the six months ended in 2005. The Dominion acquisition was $1.5 million in 2006. Additional investment activities throughout these periods represent the purchase of capital equipment in support of our growth, including leasehold improvements, computer equipment, internal use software, furniture and fixtures, and the purchase of other assets and related deposits. Increases in investment activities can be expected in the balance of 2006 and in future years to fit out planned new retail stores with leasehold improvements, computer equipment, fixtures, furniture and other assets.
Financing Activities
          Net cash provided by our financing activities was $0.1 million in the six months ended in 2006, and $2.6 million was provided in the six months ended in June 2005. In the six months ended in June 2006, we funded our seasonal operating activities and investing activities with cash made available from the company portion of our offering. The proceeds of our offering remain available through our ability to draw on our senior credit facility. In the six months ended in 2005, net cash provided by our financing activities of $2.6 million consisted primarily of net borrowings under our revolving credit facility.
Revolving Credit Facility
          In September 2005, we renewed and increased our revolving credit facility with Bank of America, N.A., under which we can borrow up to $16.0 million, including $2.0 million for letters of credit. We amended that facility on March 30, 2006 to adjust various covenants. Interest accrues at a variable rate based on both prime and published LIBOR rates. The credit facility expires on September 16, 2008 at which time all advances will be immediately due and payable. As of June 30, 2006, the revolving credit facility borrowing limit was $16.0 million and the amount outstanding under the credit facility was $5.25 million at a blended rate of 6.3% and the unused amount available was $10.75 million. We maintain a derivative financial instrument to hedge the risk of interest rate fluctuations on a portion of our outstanding bank debt. Borrowings are secured by substantially all of our assets. Under the terms of our credit facility, we are subject to certain covenants including, among others, maximum funded debt ratios and capital expenditures, minimum operating cash flows and profitability, and certain restrictions on acquisition-related activity. At June 30, 2006, we were in compliance with all covenants under the credit facility. If a default ever occurs, the bank may require that we repay all amounts then outstanding. Any amounts which we may be required to repay prior to a scheduled repayment date, however, would reduce funds that we could otherwise allocate to other opportunities that we consider desirable.
Senior Subordinated Note and Warrant
          On September 16, 2005, we closed an Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc., which provided for our issuance of a senior subordinated note payable, which is due in full on September 16, 2009 for aggregate proceeds of $8.05 million. Of such proceeds, $3.5 million was used to pay off a previously existing subordinated note payable and $4.0 million was used to pay a portion of a $6.0 million purchase price of 795,865 shares of our common stock. The note is a general senior subordinated obligation, is subordinated in right of payment to our existing and future senior debt, ranks equal in right of payment with any of our future senior subordinated debt and is senior in right of payment to any of our future subordinated debt. Interest at an annual rate of 11.5% is payable monthly on the fifth business day of the month. Prepayment on the principal amount due under the note may voluntarily be made at any time in multiples of $100,000, plus accrued and unpaid interest and a prepayment fee equal to the principal amount prepaid multiplied by 3.0% if prepayment is made prior to September 16, 2006, by 4.0% if prepayment is made prior to September 16, 2007, 5.0% if prepayment is made prior to September 16, 2008 and 6.0% if prepayment is made prior to September 16, 2009. Mandatory prepayment is required upon a change in control. Simultaneously with the issuance of this note, we issued a warrant to Patriot Capital Funding, Inc. exercisable at any time after March 31, 2006 for up to 30,974 shares of our common stock at an exercise price of $0.00759 per share. In December 2005, we utilized proceeds from our public offering to prepay $5.1 million of the debt due under the note, leaving a balance of $3,000,000. As of June 30, 2006 the balance of the Subordinated Note was $3,000,000, and we were in compliance with all of its covenants.

Working Capital and Capital Expenditure Needs
          We believe our existing cash, cash equivalents, expected cash to be provided by our operating activities, and funds available through our revolving credit facility (as increased by the net proceeds from our public offering) will be sufficient to meet our currently planned working capital and capital expenditure needs over at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the expansion of our retail stores, the acquisition of new capabilities or technologies and the continuing market acceptance of our products. To the extent that existing cash, cash equivalents, cash from operations and cash from our revolving credit facility under the conditions and covenants of our credit facilities are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. As part of our growth strategy in the future, we may seek investments in or acquisitions of other businesses, services, or technologies, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Contractual Obligations
          We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our revolving credit facility and leases for our headquarters and distribution facility, as well as our retail stores and miscellaneous office space. The following table describes our commitments to settle contractual obligations in cash as of June 30, 2006, unless otherwise noted:

	Payments Due by June 30,
	2007	2008	2009	2010	2011	Total
	(in thousands)
Short-term bank borrowings	$1,395	$—	$—	$—	$—	$1,395
Capital leases	155	117	75	11	—	358
Operating leases	1,411	1,304	1,207	960	812	5,694
Revolving credit facility	—	5,250	—	—	—	5,250
Senior subordinated notes	—	—	3,000	—	—	3,000
Total	$2,961	$6,671	$4,282	$971	$812	$15,697
Critical Accounting Policies and Estimates
          Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2005 Annual Report on Form 10-K, filed on March 30, 2006, in Note A of the Notes to the Consolidated Financial Statements and the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Recent Accounting Pronouncements
          In December 2004, the FASB issued SFAS No. 123R, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statement of operations. The accounting provisions of SFAS No. 123R are effective for fiscal years beginning after June 15, 2005, and we have adopted SFAS No. 123R for our fiscal quarter beginning January 1, 2006. The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. The adoption of SFAS 123R had no effect on the results of operations for the six months ended June 30, 2006 as there were no outstanding unvested options for the six months ending June 30, 2006. In addition, there have been no options awarded in the first six months of 2006.
          In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company has not yet completed its evaluation of the impact of adoption on the Company’s financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
          At June 30, 2006, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended December 31, 2005. More detailed information concerning market risk can be found in Item 7A under the sub-caption “Quantitative and Qualitative Disclosures about Market Risks” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 40-41 of our Annual Report on Form 10-K for the year ended December 31, 2005 .
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
Interest Rate Sensitivity
          We had cash and cash equivalents totaling $0.1 million at June 30, 2006. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of June 30, 2006, all of our investments were held in money market and other short-term investment accounts.
          Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments, primarily certain borrowings under our revolving credit facility. The advances under this revolving credit facility bear a variable rate of interest determined as a function of the prime rate and the published LIBOR rate at the time of the borrowing. We maintain a derivative financial instrument to hedge the risk of interest rate fluctuations on a portion of our outstanding bank debt. If interest rates were to increase by one percent, the additional interest expense as of June 30, 2006 would be approximately $50,000 annually prior to any potential benefit from our interest rate protection. At June 30, 2006 there was $5.25 million outstanding under our revolving credit facility.
Item 4. Controls and Procedures
          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006, to assure that information required to be disclosed by us in the reports we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
We maintain certain internal controls over financial reporting that are appropriate, in management’s judgment with similar cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
          We may be unable to continue to open new stores and enter new markets successfully. An important part of our business plan is to increase our number of stores and enter new geographic markets. We opened one store last year and currently plan to open approximately up to two new stores in the second half of 2006. For our growth strategy to be successful, we must identify and lease or buy favorable store sites, hire and train associates and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully. If we are unable to open new stores as quickly as planned, our future sales and profits could be materially adversely affected. Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Also, our expansion strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas.

          Our growth may strain operations, which could adversely affect our business and financial results. Our business has grown and continues to grow through organic growth and acquisitions. Accordingly, sales, number of stores, number of countries in which we conduct business and number of associates have grown and will likely continue to grow. This growth places significant demands on management and operational systems. If we are not successful in continuing to support our operational and financial systems, expanding our management team and increasing and effectively managing our associate base, this growth is likely to result in operational inefficiencies and ineffective management of the business and associates, which may in turn adversely affect our business and financial performance.
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
          Our quarterly operating results are subject to significant fluctuation. We experience seasonal fluctuation in our revenues and operating results. We typically realize a higher portion of our revenues and operating results during the fourth quarter. As a result of this seasonality, we believe that quarter to quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Our operating results have fluctuated from quarter to quarter in the past, and we expect that they will continue to do so in the future. Our earnings may not continue to grow at rates similar to the growth rates achieved in recent years and may fall short of either a prior fiscal period or investors’ expectations. Factors that could cause these quarterly fluctuations include the following: the extent to which sales in new stores result in the loss of sales in existing stores; accrual or pre-opening store expenses in one or more new store locations, resulting in higher operating expenses without a corresponding increase in revenues; the transaction costs and goodwill associated with acquisitions; the mix of products sold; pricing actions of competitors; the level of advertising and promotional expenses; and seasonality, primarily because the sales and profitability of our stores are typically slightly lower in the first and second quarters of the fiscal year than in other quarters. Most of our operating expenses, such as rent expense, advertising expense and employee salaries, do not vary directly with the amount of sales and are difficult to adjust in the short term. As a result, if sales in a particular quarter are below expectations for that quarter, we may not proportionately reduce operating expenses for that quarter, and therefore this sales shortfall would have a disproportionately negative effect on our net income for the quarter.
          If businesses we acquire do not perform as well as we expect or have liabilities that we are not aware of, we could suffer consequences that would substantially reduce our revenues, earnings and cash flows. Our business strategy includes growth of our retail store channel, both through the development and opening of new Dover-branded store sites and the acquisition and conversion of existing retail stores to the Dover brand. Our financial performance may be adversely affected as the result of such acquisitions by such factors as: (1) difficulty in assimilating the acquired operations and employees, (2) inability to successfully integrate the acquired inventory and operations into our business and maintain uniform standards, controls, policies, and procedures; (3) lower-than-expected loyalty of the customer base of the acquired business to Dover-branded stores and products; (4) post-acquisition variations in the product mix offered by the stores of the acquired business, resulting in lower revenues and gross margins; and (5) declines in revenues of stores of the acquired business from historical levels and those projected. Further, businesses we acquire may have unknown or contingent liabilities that are in excess of the amounts that we have estimated. Although we have obtained indemnification, we may discover liabilities greater than the contractual limits or the financial resources of the indemnifying party. In the event that we are responsible for liabilities substantially in excess of any amounts recovered through rights to indemnification, we could suffer severe consequences that would substantially reduce our revenues, earnings and cash flows.
Item 2. Use of Proceeds from Registered Securities
The remaining proceeds from the initial public offering which were not utilized to pay down our subordinated debt and temporarily reduce our revolving loan balances totaled $2.8 million as of December 31, 2005. In the first six months of 2006, our cash management function utilized the remaining cash available from the company portion of the offering for normal seasonal working capital needs of the business. As of the end of the second quarter of 2006, the proceeds of our offering remain available through our improved ability to draw on our senior credit facility for other purposes, including new store growth.

Item 4. Submission of Matters to Vote of Security Holders
Dover Saddlery, Inc. held its Annual Meeting of Stockholders on May 3, 2006. For more information on the following proposals, see the Company’s proxy statement dated April 13, 2006, the relevant portions of which are incorporated herein by reference.
(1)	The stockholders elected both Class I nominees to the Board of Directors for respective three-year terms expiring in 2009:

DIRECTOR	FOR	WITHHELD	ABSTAIN	BROKER NON-VOTES*
Gregory F. Mulligan	4,188,677	0	544,877
William F. Meagher, Jr.	4,728,574	0	4,980

*	NASDAQ rules do not permit broker voting without specific instructions from beneficial owners but permit brokers that are members of a national securities exchange, such as brokers who are members of the New York Stock Exchange, to follow any alternative rules of that exchange. The Company has not been able to determine how many broker votes cast for Class I Directors were cast pursuant to specific instructions from beneficial owners versus how many were cast by brokers pursuant to the alternative rules of a national securities exchange such as NYSE.
The names, classes and terms of the Directors continuing to serve in office are as follows:
Class II Directors (with terms expiring at the 2007 Annual Meeting, or until their successors are duly elected and qualified):
David J. Powers
Jonathan A.R. Grylls
Class III Directors (with terms expiring at the 2008 Annual Meeting, or until their successors are duly elected and qualified):
Stephen L. Day
James F. Powers
(2)	The stockholders ratified the appointment of Ernst & Young LLP as the Independent Registered Public Accounting Firm for the Company:

For	4,732,554
Against	1,000
Abstain	0

Total	4,733,554

Item 6. Exhibits
EXHIBIT LIST

Number	Description
*1.1	Form of Underwriting Agreement

*3.1	Amended and Restated Certificate of Incorporation of the Company

*3.2	Certificate of Amendment to Certificate of Incorporation of the Company

*3.3	Second Amended and Restated Certificate of Incorporation of the Company to be filed upon completion of this offering

*3.4	By-laws of the Company

*3.5	Amended and Restated By-laws of the Company to be effective upon completion of this offering

*4.1	Shareholders Agreement, dated as of September 17, 1998, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Donald Motsenbocker, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers

*4.2	First Amendment to Shareholders Agreement, dated as of August 29, 2003, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers

*4.3	Second Amendment to Shareholders Agreement, dated as of August 25, 2005, by and among a majority in interest of the Purchasers (as defined therein) and a majority in interest of the Sellers (as defined therein)

*4.4	Instrument of accession, dated as of September 16, 2005, signed by Citizens Ventures, Inc. and accepted by the Company, to that certain Shareholders Agreement, dated as of September 17, 1998, by and among the Company and the Shareholders referenced therein, as amended

*4.5	Form of Common Stock Certificate

*4.6	Warrant to purchase common stock of the Company issued to Patriot Capital Funding, Inc.

*4.7	Amended and Restated 11.50% Senior Secured Subordinated Note, dated September 16, 2005, issued jointly by the Company, Dover Massachusetts and Smith Brothers, Inc. to Patriot Capital Funding, LLC I

*5.1	Opinion of Bingham McCutchen LLP

*5.2	Opinion of Preti Flaherty Beliveau Pachios & Haley LLP

Number	Description
*†10.1	1999 Stock Option Plan (the “1999 Plan”)

*†10.2	Form of Stock Option Agreement under the 1999 Plan

*10.3	2005 Equity Incentive Plan (the “2005 Plan”)

*10.4	Form of Stock Option Agreement under the 2005 Plan

*10.5	Form of Restricted Stock Award Agreement under the 2005 Plan

*10 .6	Lease, dated as of May 29, 1997, by and between Dover Massachusetts and CE Holman, LLP

*10 .7	Lease, dated as of October 12, 2001, by and between David F. Post and Dover Massachusetts

*10 .8	Lease, dated as of March 1, 2003, by and between Smith Brothers, Inc. and JDS Properties, LLC

*10.9	Letter dated February 9, 2005 from the Company to JDS Properties, LLC regarding lease extension

*10.10	Lease, dated as of June 22, 2002, by and between Hockessin Square, L.L.C. and Dover Massachusetts

*10.11	Letter dated January 25, 2005 from the Company to Hockessin Square, L.L.C. regarding lease extension

*10.12	Lease, dated as of November 24, 2003, by and between North Conway Holdings, Inc. and Dover Massachusetts

*10.13	Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers

*10.14	First Amendment to Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers

*10.15	Amendment to Stock Purchase Agreement, dated as of September 17, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers

*10.16	Amended and Restated Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank

*10.17	Amendment to Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank

*10.18	Amended and Restated Security Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank

*10.19	Amended and Restated Pledge Agreement, dated as of December 11, 2003, by and between the Company and Fleet National Bank

*10.20	Shareholder Pledge Agreement, dated as of September 17, 1998, by and among Stephen L. Day, Jonathan A.R. Grylls, David J. Powers, James F. Powers, Michele R. Powers and BankBoston, N.A.

*10.21	Amended and Restated Revolving Credit Note, dated as of December 11, 2003, by Dover Massachusetts for the benefit of Fleet National Bank

*10.22	Letter agreement, dated as of September 16, 2005, by and between Dover Massachusetts and Bank of America, N.A. (successor by merger to Fleet National Bank)

*10.23	Security Agreement, dated as of December 11, 2003, by and between Smith Brothers, Inc. and Fleet National Bank

*10.24	Guaranty, dated as of December 11, 2003, by Smith Brothers, Inc. to Fleet National Bank

*10.25	Redemption Agreement, dated as of August 25, 2005, by and between the Company and Citizens Ventures, Inc.

*10.26	Letter agreement, dated as of September 14, 2005, by and between the Company and Citizens Ventures, Inc., amending that certain Redemption Agreement, dated as of August 26, 2005, by and between the Company and Citizens Ventures, Inc.

*10.27	License Agreement, dated as of February 10, 2003, by and between Weatherbeeta PTY LTD and the Company

Number	Description
*10.28	Settlement Agreement, dated as of December 22, 2003, by and between Libertyville Saddle Shop, Inc. and the Company

†*10.29	Employment Agreement, dated as of September 1, 2005, by and between Stephen L. Day and the Company

†*10.30	Employment Agreement, dated as of September 1, 2005, by and between Jonathan A.R. Grylls and the Company

*10.31	Amended and Restated Subordination Agreement, dated as of September 16, 2005, by and among Bank of America, N.A. (successor by merger to Fleet National Bank), Patriot Capital Funding, Inc. (successor in interest to Wilton Funding, LLC) and Dover Massachusetts, acknowledged by the Company and Smith Brothers, Inc.

*10.32	Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc., Patriot Capital Funding, Inc. and the Purchasers referenced therein

*10.33	Amended and Restated Security Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc. and Patriot Capital Funding, Inc.

#†10.34(1)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Stephen L. Day

#†10.35(2)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Jonathan A.R. Grylls

#10.36(4)	Second Amendment dated as of March 28, 2006 to Amended and Restated Loan Agreement with Bank of America.

#10.37(5)	Amendment No. 1 dated as of March 28, 2006 to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.

^^10.38	Agreement of Lease dated March 29, 2006 by and between the Company and Sparks Lot Seven, LLC

^10.39	Commercial Lease executed as of March 9, 2001 between Marvid Crabyl, LLC and Dover Saddlery, Inc., as amended and extended

^10.40	Stock Purchase Agreement dated as of May 19, 2006 among Dover Saddlery, Inc., Dover Saddlery Retail, Inc., Old Dominion Enterprises, Inc. and Reynolds Young, as amended

^10.41	Lease made as of June, 2006 between Humphrey and Rodgers and Dover Saddlery Retail, Inc.

^10.42	Agreement of Lease for Shopping Center Space between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc. Dated as of May 20, 1997, as amended

^10.43	LB’s of Virginia Building Lease Agreement dated November 1, 2000, as amended

^10.44	Lease agreement made July 10, 2006 between Hopkins Roads Associates and Dover Saddlery Retail, Inc.

^10.45(6)	Consent and Amendment No. 2, dated June 29, 2006, to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.

^10.46(7)	Waiver letter dated as of June 27, 2006 between Bank of America, N.A. and Dover Saddlery, Inc.

#14.1(3)	Code of Business Conduct and Ethics

^21.1	Subsidiaries of the Company

*23.1	Consent of Bingham McCutchen LLP (included in Exhibit 5.1)

**23.2	Consent of Ernst & Young LLP

*23.3	Consent of Preti Flaherty Beliveau Pachios & Haley PLLC (included in Exhibit 5.2)

*24.1	Power of Attorney

^31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

^31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

^32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

*99.1	Consent of William F. Meagher, Jr.

^	Filed herewith

*	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-127888)

**	Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-8 on April 3, 2006

#	Filed with the Company’s Annual Report on Form 10-K for the Fiscal Year Ending December 31, 2005, on March 30, 2006

^^	Filed with the Company’s Quarterly Report on Form 10Q for the Fiscal Quarter Ending March 31, 2006, on May 15, 2006

†	Indicates a management contract or compensatory plan or arrangement

(1)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.30

(2)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.31

(3)	Amends and restates Code of Conduct and Ethics filed with the Company’s Registration Statement on Form S-1/ A on October 2, 2005 as Exhibit 14.1

(4)	Amends Amended and Restated Loan Agreement dated as of December 11, 2003, with Fleet National Bank, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.16

(5)	Amends Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement dated as of September 16, 2005, with Patriot Capital Funding, Inc., filed with the Company’s Registration Statement on Form S-1/A on October 5, 2005 as Exhibit 10.32.

(6)	Amends Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement dated as of September 16, 2005, with Patriot Capital Funding, Inc., filed with the Company’s Registration Statement on Form S-1/A on October 5, 2005 as Exhibit 10.32.

(7)	Pertains to Amended and Restated Loan Agreement dated as of December 11, 2003, with Fleet National Bank, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.16
Certifications

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOVER SADDLERY, INC.

Dated: August 14, 2006	By:	/s/ Michael W. Bruns

Michael W. Bruns, Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

DOVER SADDLERY, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006
EXHIBIT INDEX

*1.1	Form of Underwriting Agreement

*3.1	Amended and Restated Certificate of Incorporation of the Company

*3.2	Certificate of Amendment to Certificate of Incorporation of the Company

*3.3	Second Amended and Restated Certificate of Incorporation of the Company to be filed upon completion of this offering

*3.4	By-laws of the Company

*3.5	Amended and Restated By-laws of the Company to be effective upon completion of this offering

*4.1	Shareholders Agreement, dated as of September 17, 1998, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Donald Motsenbocker, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers

*4.2	First Amendment to Shareholders Agreement, dated as of August 29, 2003, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers

*4.3	Second Amendment to Shareholders Agreement, dated as of August 25, 2005, by and among a majority in interest of the Purchasers (as defined therein) and a majority in interest of the Sellers (as defined therein)

*4.4	Instrument of accession, dated as of September 16, 2005, signed by Citizens Ventures, Inc. and accepted by the Company, to that certain Shareholders Agreement, dated as of September 17, 1998, by and among the Company and the Shareholders referenced therein, as amended

*4.5	Form of Common Stock Certificate

*4.6	Warrant to purchase common stock of the Company issued to Patriot Capital Funding, Inc.

*4.7	Amended and Restated 11.50% Senior Secured Subordinated Note, dated September 16, 2005, issued jointly by the Company, Dover Massachusetts and Smith Brothers, Inc. to Patriot Capital Funding, LLC I

*5.1	Opinion of Bingham McCutchen LLP

*5.2	Opinion of Preti Flaherty Beliveau Pachios & Haley LLP

*†10.1	1999 Stock Option Plan (the “1999 Plan”)

*†10.2	Form of Stock Option Agreement under the 1999 Plan

*10.3	2005 Equity Incentive Plan (the “2005 Plan”)

*10.4	Form of Stock Option Agreement under the 2005 Plan

*10.5	Form of Restricted Stock Award Agreement under the 2005 Plan

*10.6	Lease, dated as of May 29, 1997, by and between Dover Massachusetts and CE Holman, LLP

*10.7	Lease, dated as of October 12, 2001, by and between David F. Post and Dover Massachusetts

*10.8	Lease, dated as of March 1, 2003, by and between Smith Brothers, Inc. and JDS Properties, LLC

*10.9	Letter dated February 9, 2005 from the Company to JDS Properties, LLC regarding lease extension

*10.10	Lease, dated as of June 22, 2002, by and between Hockessin Square, L.L.C. and Dover Massachusetts

*10.11	Letter dated January 25, 2005 from the Company to Hockessin Square, L.L.C. regarding lease extension

*10.12	Lease, dated as of November 24, 2003, by and between North Conway Holdings, Inc. and Dover Massachusetts

*10.13	Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers

*10.14	First Amendment to Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers

*10.15	Amendment to Stock Purchase Agreement, dated as of September 17, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers

*10.16	Amended and Restated Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank

*10.17	Amendment to Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank

*10.18	Amended and Restated Security Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank

*10.19	Amended and Restated Pledge Agreement, dated as of December 11, 2003, by and between the Company and Fleet National Bank

*10.20	Shareholder Pledge Agreement, dated as of September 17, 1998, by and among Stephen L. Day, Jonathan A.R. Grylls, David J. Powers, James F. Powers, Michele R. Powers and BankBoston, N.A.

*10.21	Amended and Restated Revolving Credit Note, dated as of December 11, 2003, by Dover Massachusetts for the benefit of Fleet National Bank

*10.22	Letter agreement, dated as of September 16, 2005, by and between Dover Massachusetts and Bank of America, N.A. (successor by merger to Fleet National Bank)

*10.23	Security Agreement, dated as of December 11, 2003, by and between Smith Brothers, Inc. and Fleet National Bank

*10.24	Guaranty, dated as of December 11, 2003, by Smith Brothers, Inc. to Fleet National Bank

*10.25	Redemption Agreement, dated as of August 25, 2005, by and between the Company and Citizens Ventures, Inc.

*10.26	Letter agreement, dated as of September 14, 2005, by and between the Company and Citizens Ventures, Inc., amending that certain Redemption Agreement, dated as of August 26, 2005, by and between the Company and Citizens Ventures, Inc.

*10.27	License Agreement, dated as of February 10, 2003, by and between Weatherbeeta PTY LTD and the Company

Number	Description
*10.28	Settlement Agreement, dated as of December 22, 2003, by and between Libertyville Saddle Shop, Inc. and the Company

†*10.29	Employment Agreement, dated as of September 1, 2005, by and between Stephen L. Day and the Company

†*10.30	Employment Agreement, dated as of September 1, 2005, by and between Jonathan A.R. Grylls and the Company

*10.31	Amended and Restated Subordination Agreement, dated as of September 16, 2005, by and among Bank of America, N.A. (successor by merger to Fleet National Bank), Patriot Capital Funding, Inc. (successor in interest to Wilton Funding, LLC) and Dover Massachusetts, acknowledged by the Company and Smith Brothers, Inc.

*10.32	Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc., Patriot Capital Funding, Inc. and the Purchasers referenced therein

*10.33	Amended and Restated Security Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc. and Patriot Capital Funding, Inc.

#†10.34(1)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Stephen L. Day

#†10.35(2)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Jonathan A.R. Grylls

#10.36(4)	Second Amendment dated as of March 28, 2006 to Amended and Restated Loan Agreement with Bank of America.

#10.37(5)	Amendment No. 1 dated as of March 28, 2006 to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.

^^10.38	Agreement of Lease dated March 29, 2006 by and between the Company and Sparks Lot Seven, LLC

^10.39	Commercial Lease executed as of March 9, 2001 between Marvid Crabyl, LLC and Dover Saddlery, Inc., as amended and extended

^10.40	Stock Purchase Agreement dated as of May 19, 2006 among Dover Saddlery, Inc., Dover Saddlery Retail, Inc., Old Dominion Enterprises, Inc. and Reynolds Young, as amended

^10.41	Lease made as of June, 2006 between Humphrey and Rodgers and Dover Saddlery Retail, Inc.

^10.42	Agreement of Lease for Shopping Center Space between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc. Dated as of May 20, 1997, as amended

^10.43	LB’s of Virginia Building Lease Agreement dated November 1, 2000, as amended

^10.44	Lease agreement made July 10, 2006 between Hopkins Roads Associates and Dover Saddlery Retail, Inc.

^10.45(6)	Consent and Amendment No. 2, dated June 29, 2006, to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.

^10.46(7)	Waiver letter dated as of June 27, 2006 between Bank of America, N.A. and Dover Saddlery, Inc.

#14.1(3)	Code of Business Conduct and Ethics

^21.1	Subsidiaries of the Company

*23.1	Consent of Bingham McCutchen LLP (included in Exhibit 5.1)

**23.2	Consent of Ernst & Young LLP

*23.3	Consent of Preti Flaherty Beliveau Pachios & Haley PLLC (included in Exhibit 5.2)

*24.1	Power of Attorney

^31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

^31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

^32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

*99.1	Consent of William F. Meagher, Jr.

^	Filed herewith

^^	Filed with the Company’s Quarterly Report on Form 10Q for the Fiscal Quarter Ending March 31, 2006, on May 15, 2006

*	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-127888)

**	Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-8 on April 3, 2006

#	Filed with the Company’s Annual Report on Form 10-K for the Fiscal Year Ending December 31, 2005, on March 30, 2006

†	Indicates a management contract or compensatory plan or arrangement

(1)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.30

(2)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.31

(3)	Amends and restates Code of Conduct and Ethics filed with the Company’s Registration Statement on Form S-1/ A on October 2, 2005 as Exhibit 14.1

(4)	Amends Amended and Restated Loan Agreement dated as of December 11, 2003, with Fleet National Bank, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.16

(5)	Amends Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement dated as of September 16, 2005, with Patriot Capital Funding, Inc., filed with the Company’s Registration Statement on Form S-1/A on October 5, 2005 as Exhibit 10.32.

(6)	Amends Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement dated as of September 16, 2005, with Patriot Capital Funding, Inc., filed with the Company’s Registration Statement on Form S-1/A on October 5, 2005 as Exhibit 10.32.

(7)	Pertains to Amended and Restated Loan Agreement dated as of December 11, 2003, with Fleet National Bank, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.16
Certifications:

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350