Form 10-Q
period 2006-09-30
DOVER SADDLERY INC
filed 2006-11-13
CIK 1071625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended September 30, 2006
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
Yes ☐      No ☑
     Shares outstanding of the registrant’s common stock (par value $0.0001) at November 9, 2006: 5,074,344

DOVER SADDLERY, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

Page
PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at September 30, 2006 and December 31, 2005	3

Condensed Consolidated Statements of Income for the three months ended September 30, 2006 and September 30, 2005 and the nine months ended September 30, 2006 and September 30, 2005	4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and September 30, 2005	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Use of Proceeds from Registered Securities
Item 5. Other Information
Item 6. Exhibits
SIGNATURES

EX-10.47 First Amendment and Extension to Lease Agreement dated September 2006 between C. E. Hoffman Limited Partnership and Dovery Saddlery, Inc.
EX-31.1 PEO Certification Rule 13a-14(a) or Rule 15d-14(a)
EX-31.2 PFO Certification Rule 13a-14(a) or Rule 15d-14(a)
EX-32.1 CEO and CFO Certification section 1350

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
DOVER SADDLERY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)
Current assets:
Cash and cash equivalents	$149	$2,887
Accounts receivable	787	160
Inventory	12,952	10,072
Prepaid catalog costs	2,396	1,601
Prepaid expenses and other current assets	1,067	1,136

Total current assets	17,351	15,856

Capital Equipment	2,129	1,729

Other assets:
Deferred income tax assets	313	254
Goodwill and other assets, net	14,958	13,838

Total other assets	15,272	14,092

Total assets	$34,751	$31,677

Current liabilities:
Short term bank borrowing and current portion of capital lease obligations	$352	$171
Accounts payable	3,773	2,629
Accrued expenses and other current liabilities	2,296	2,949
Deferred income tax liabilities	373	274

Total current liabilities	6,794	6,023

Long-term liabilities:
Revolving line of credit	6,600	5,000
Subordinated notes payable	3,000	3,000
Capital lease obligations, net of current portion	168	272

Total long-term liabilities	9,768	8,272

Stockholders’ equity:
Common Stock, par value $0.0001 per share; 15,000,000 shares authorized, issued 5,074,344 as of September 30, 2006 and December 31, 2005	1	1
Additional paid in capital	43,883	43,883
Accumulated other comprehensive income	14	48
Treasury Stock, 795,865 shares at cost	(6,082)	(6,082)
Retained deficit	(19,627)	(20,468)

	18,189	17,382

Total liabilities and stockholders’ equity	$34,751	$31,677

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME — (unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Net sales	$17,192	$13,959	$52,006	$44,538
Cost of products and merchandising	10,896	8,689	33,252	28,184

Gross margin	6,296	5,270	18,754	16,354
Selling, general and administrative expenses	5,751	4,640	16,685	13,867

Operating income	545	630	2,069	2,487
Interest income	6	13	43	13
Interest expense	254	483	723	1,284

Interest expense, net	248	470	680	1,271

Income before taxes	297	160	1,389	1,216
Income tax provision	99	77	548	581

Net income	$198	$83	$841	$635

Earnings per share:
Basic	$0.04	$0.02	$0.17	$0.17
Diluted	$0.04	$0.02	$0.16	$0.14
Weighted average shares outstanding:
Basic	5,074	3,030	5,074	3,055
Diluted	5,191	4,337	5,200	4,503
See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Operating activities
Net income	$841	$635
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	439	487
Deferred income taxes	62	169
Amortization of stock based compensation	—	104
Non-cash interest expense and amortization of deferred financing fees	157	412
Changes in current assets and liabilities:
Accounts receivable	(627)	(774)
Inventory	(2,236)	(1,040)
Prepaid catalog costs and other expenses	(771)	(1,568)
Accounts payable & short term borrowings	1,325	148
Accrued expenses and other current liabilities	(940)	(823)

Net cash used in operating activities	(1,750)	(2,250)

Investing activities
Acquisition of Dominion	(1,522)	—
Purchases of capital equipment	(733)	(477)
Change in other assets	(205)	21

Cash used in investing activities	(2,460)	(456)

Financing activities
Borrowings under revolving line of credit	6,250	9,700
Payments under revolving line of credit	(4,650)	(5,000)
Proceeds from issuance of senior subordinated notes	—	8,050
Payments to redeem senior subordinated notes	—	(3,808)
Payments of commitment and financing fees	(24)	(418)
Purchase of treasury stock	—	(6,000)
Proceeds from employee stock option exercises	—	21
Repayment of employee notes receivable	—	282
Payments on capital leases	(104)	(130)

Net cash provided by financing activities	1,472	2,697

Net decrease in cash and cash equivalents	(2,738)	(9)

Cash and cash equivalents at beginning of period	2,887	64

Cash and cash equivalents at end of period	$149	$55

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$562	$515
Income taxes	$472	$406
Supplemental disclosure of non-cash financing activities
Equipment acquired under capital leases	$—	$214
See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
     A. Nature of business and basis of preparation:
          Dover Saddlery, Inc., a Delaware corporation (the “Company”), is a leading specialty retailer and the largest direct marketer of equestrian products in the United States. The Company sells its products through a multi-channel strategy, including catalogs, the Internet, and retail stores located in Massachusetts, New Hampshire, Delaware, Texas, Maryland and Virginia. The Company provides a complete line of products, as well as specially developed private label offerings from its direct marketing headquarters, warehouse, and call center facility in Littleton, Massachusetts.
          The accompanying condensed consolidated financial statements comprise those of the Company and its wholly owned subsidiaries, Dover Saddlery, Inc., a Massachusetts corporation, Dover Saddlery Retail, Inc., a Massachusetts corporation, Smith Brothers, Inc., a Texas corporation, and Old Dominion Enterprises, Inc., a Virginia corporation. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005 are unaudited. In management’s opinion, these unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2005 and include all adjustments, consisting of only usual recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results of operations for the nine-month period ended September 30, 2006 are not necessarily indicative of the results expected for the full year ending December 31, 2006.
          Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to pertinent rules and regulations, although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading.
     B. Acquisition
          On June 29, 2006 the Company executed a stock purchase agreement with the sole shareholder of Old Dominion Enterprises, Inc., doing business as Dominion Saddlery, to acquire all of the outstanding share capital of Old Dominion Enterprises, Inc. for a net price of $1.5 million. Dominion Saddlery (Dominion) has been an equestrian retailer serving the Virginia and Maryland market for 30 years through several retail locations. As of September 30, 2006, the purchase price remains subject to a change as a result of the finalization of certain assets and liabilities in accordance with the terms of the purchase agreement. Included in the purchase price was $.3 million, which was deposited into an escrow account for the sole former shareholder. The escrow is held for any potential indemnification obligations discovered after closing, as well as to secure the seller’s representation on the quality of the inventory. At closing, Dominion became an indirect wholly owned subsidiary of the Company.
          The Dominion acquisition has been accounted for in accordance with FASB Statement No. 141 Business Combinations. The closing date of the Dominion acquisition was June 29, 2006, and as such, the Company’s consolidated financial statements reflect Dominion’s results of operations only from that date forward.
The preliminary values of the acquired assets and assumed liabilities from the acquisition of Dominion, as presented below, are based upon management’s estimates of fair value as of the date of the acquisition. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill as the Company did not identify any specificly identifiable intangible assets. Further, and as discussed above, the final purchase price is subject to certain purchase price adjustments which have not been finalized. The final purchase price allocations will be completed during the fourth quarter and are not expected to have a material impact on the Company’s financial position or results of operations. The preliminary purchase price allocation is as follows (in thousands):

Total purchase price, including closing costs of approximately $56:	$1,522

Inventories	644
Other Assets	11

Total assets acquired	655

Current liabilities	264

Total liabilities assumed	264

Net assets acquired	391
Excess purchase price over the fair value of net assets acquired	$1,131

The following table sets forth the unaudited pro forma results of operations of the Company for the nine month periods ended September 30, 2006 and 2005 as if the Company had acquired Dominion as of January 1, 2005. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of January 1, 2005 or that may be obtained in the future.

	Nine months ended	Nine months ended
(Pro forma, un-audited, in thousands, except per share data)	Sept. 30, 2006	Sept. 30 , 2005
Net sales	$53,405	$46,614
Income before extraordinary items cumulative effect of accounting changes	923	731
Net income	$923	$731
Net income per share	$0.18	$0.16
     A roll forward of goodwill from December 31, 2005 to September 30, 2006 is presented below:

Goodwill Balance – December 31, 2005	13,136
Acquisition of Dominion Goodwill	1,131
Goodwill Balance — September 30, 2006	14,267
     C. Accounting for stock-based compensation:
          Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share Based Payment (“SFAS 123R”). SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees (“APB”), for periods beginning in fiscal 2006. Under APB 25, the Company accounted for stock options under the intrinsic value method. Accordingly, the Company recognized $104,192 of compensation expense related to employee stock options during the nine months ended September 30, 2005 because the exercise price of such options was less than the fair value of the underlying stock on the grant date. The Company previously disclosed the fair value of its stock options under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS 123”).
          Accordingly, the proforma information for the three and nine months ended September 30, 2005 was as follows (in thousands):

	Three
	Months
	Ended	Nine Months
	September	Ended
	30,	September 30,
	2005	2005
Net income, as reported:	$83	$635
Add: Employee stock-based compensation expense included in reported net income	7	104
Deduct: Stock-based compensation expense determined under fair value-based method for all employee awards	90	270

Pro forma	$0	$469

Earnings per share:
Basic	$0.00	$0.12
Diluted	0.00	0.10
The above pro-forma expense was determined under the Black-Scholes calculation using assumptions consistent with those disclosed as of December 31, 2005.
The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. The adoption of SFAS 123R had no effect on the results of operations for the nine months ended September 30, 2006 as there were no outstanding unvested options as of December 31, 2005. In addition, there have been no options awarded in the first nine months of 2006.
On October 26, 2006, the Board of Directors approved the grant of 155,529 options, subject to certain restrictions. The options granted have an exercise price equal to the closing price of the common stock as reported on NASDAQ on the date of grant, vest over five years, and expire ten years after grant date subject to earlier termination in the event of employment termination and for incentive stock options granted to 10% holders, which expire five years after the grant date. Related future stock-based compensation expense will be reflected in the consolidated financial statements beginning in the fourth quarter of 2006.

     D. Inventory:
               Inventory consists of finished goods in the Company’s mail-order warehouse and retail stores. The Company’s inventories are stated at the lower of cost, with cost determined by the first-in, first-out method, or net realizable value. The Company maintains a reserve for excess and obsolete inventory. This reserve was $70,000 as of September 30, 2006 and December 31, 2005. The Company continuously monitors the salability to ensure adequate valuation of the related merchandise.
     E. Advertising:
          The costs of direct-response advertising materials, primarily catalog production and distribution costs, are deferred in accordance with Statement of Position (SOP) 93-7, Reporting on Advertising Costs. These costs are recognized over the period of expected future revenue, which is less than one year. Deferred costs as of September 30, 2006 and December 31, 2005 were $2.4 million and $1.6 million respectively. The combined marketing and advertising costs charged to selling, general, and administrative expenses for the nine months ended September 30, 2006 and 2005 were approximately $6.8 million and $5.7 million respectively.
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

	For the Nine Months ended September 30
	(in thousands)
	2006	2005
Net income	$841	$635
Unrealized (loss)/gain on interest rate swap	(34)	64
Net comprehensive income	$807	$699
     G. Earnings per share:
          A reconciliation of the number of shares used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Basic weighted average common shares outstanding	5,074	3,030	5,074	3,055
Add: Dilutive effect of convertible preferred stock	—	1,115	—	1,264
Dilutive effect of assumed stock option and warrant exercises less potential incremental shares purchased under the treasury method	117	192	126	184

Diluted weighted average common shares outstanding	5,191	4,337	5,200	4,503

Earnings per share:
Basic	$0.04	$0.02	$0.17	$0.17
Diluted	$0.04	$0.02	$0.16	$0.14
          A reconciliation of the net income available to common stockholders used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Net Income:	$198	$83	$841	$635
Preferred stock dividends	—	(33)	—	(113)
Net Income available to common stockholders	198	50	841	522

     H. Debt:
Revolving Credit Facility
          The $16,000,000 revolving credit facility, of which up to $2,000,000 can be in the form of letters of credit, shall bear interest at the base rate, announced from time to time by the bank plus an applicable margin determined by the Company’s funded debt ratio. As of September 30, 2006 and December 31, 2005, the bank rates were 8.25%. The applicable margins were 0.00% and 1.00%, respectively. Interest is payable quarterly on the last business day of each fiscal quarter. As of September 30, 2006 and December 31, 2005, $1,600,000 and $0, respectively, bore interest at the base rate plus margin.
          At its option, the Company may have all or a portion of the unpaid principal under the credit facility bear interest at a one, two, three, or six month LIBOR rate options. The LIBOR rate was 5.33% and 4.38% at September 30, 2006 and December 31, 2005 respectively, plus an applicable margin determined by the Company’s funded debt ratio. The margins were 1.75% and 3.25% at September 30, 2006 and December 31, 2005 respectively, and were fixed for the LIBOR rate option period. Interest related to LIBOR rate options are payable at the maturity of the LIBOR agreements. As of September 30, 2006 and December 31, 2005, $5,000,000 bore interest at the one month LIBOR rate option.
          The Company is obligated to pay commitment fees of 0.25% per annum on the average daily, unused amount of the line of credit during the preceding quarter on the revolving credit facility. All assets of the Company collateralize the revolving credit facility. Under the terms of the credit facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios, operating cash flows, profitability, and capital expenditures. At September 30, 2006, the Company was in compliance with all covenants. The revolving line of credit is due in full in September 2008.
          At September 30, 2006 and December 31, 2005, the Company had the ability to borrow $16,000,000 on the revolving line of credit, of which $6,600,000 was outstanding on September 30, 2006 and $5,000,000 was outstanding on December 31, 2005.
Subordinated Notes Payable
          In September 2005, the Company issued $8.05 million of senior subordinated debt whereby the additional funds were used to pay off the previous subordinated note payable. The note bears interest at the rate of 11.5% payable monthly. The note may be prepaid at the Company’s option at 104% or 105% of its principal amount until September 16, 2007 or 2008, respectively. The note is payable at 106% of its principal amount by September 16, 2009.
          Under the terms of the credit facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios, operating cash flows, profitability, and capital expenditures. At September 30, 2006 the Company was in compliance with all covenants. The remaining balance was $3,000,000 at September 30, 2006 and December 31, 2005.
     I. Income Taxes
          The effective tax rates recorded for the year to date periods ended September 30, 2006 and 2005 were recorded based upon management’s best estimate of the effective tax rates for the entire respective years. The change in the effective tax rate from 48% for the first nine months of 2005 to 39% for the same period in 2006 is due to the reduction of certain income tax liabilities no longer deemed necessary, as well as non-deductible stock based compensation in 2005.
     J. Related Party Transactions
          In October of 2004, the Company entered into a lease agreement with a minority stockholder. The agreement, which relates to the Plaistow, NH retail store, is a five year lease with options to extend for an additional fifteen years. For the year ended December 31, 2005 the Company paid and expensed $160,000 in connection with the lease. For the nine months ended September 30, 2006 the Company paid and expensed $ 138,000. In addition, a related deposit of $18,750 is recorded as prepaid expenses and other current assets.
          In order to expedite the efficient build-out of leasehold improvements in its new retail stores, the Company utilizes the services of a real estate development company owned by a non-executive Company employee and minority stockholder to source construction services and retail fixtures. Total payments for the nine months ended September 30, 2006, consisting primarily of reimbursements for materials and outside labor, for the fit-up of five stores were $283,000. Reimbursements in the prior fiscal year were $91,000.

     K. Commitments and contingencies:
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
          In connection with retail locations, the Company enters into various operating lease agreements, which will further escalate rental payments in the future. The effects of variable rent disbursements have been expensed on a straight-line basis over the life of the lease in accordance with SFAS No. 13 “Accounting for Leases”. As of September 30, 2006 and December 31, 2005 there was approximately $63,000 and $46,000 of deferred rent recorded in other current liabilities.
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
          The Company denies any and all liability for the GAH claim; plans to vigorously defend against such claim; and has filed a $3.0 million counterclaim against GAH for consequential and enhanced damages (plus costs and legal fees) that we suffered as the result of GAH’s breach of contract and of duties to us. Thus, no amounts have been accrued as of September 30, 2006 and December 31, 2005.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words “projected,” “anticipated,” “planned,” “expected” and similar expressions are intended to identify forward-looking statements. In particular, statements regarding future financial targets or trends are forward-looking statements. Forward-looking statements are not guarantees of our future financial performance, and undue reliance should not be placed on them. Our actual results, performance or achievements may differ significantly from the results, performance or achievements discussed in or implied by the forward-looking statements. Factors that could cause such a difference detailed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December31, 2005 (“fiscal 2005”). We disclaim any intent or obligation to update any forward-looking statements
Overview
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
          We are committed to expanding our retail store channel. On June 29, 2006, we acquired Dominion Saddlery, the largest equestrian retailer in the Virginia and Maryland market, which operates four stores. This strategic acquisition provides access to critical leased locations and established customer relationships, as well as the elimination of a significant retail competitor. Since the acquisition, and for the next four months, we will be converting, expanding, and launching these stores as Dover Saddlery stores, giving us the premier position in one of the most important regional markets in the country. On September 29, 2006, we successfully opened our newest Dover store in Hunt Valley, Maryland.

Results of Operations
     The following table presents our unaudited condensed consolidated statements of operations expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products and merchandising	63.4	62.2	63.9	63.3

Gross margin	36.6	37.8	36.1	36.7
Selling, general and administrative expenses	33.5	33.2	32.1	31.1

Operating income	3.2	4.6	4.0	5.6
Interest income	0.1	0.1	0.1	0.0
Interest expense	1.5	3.5	1.4	2.9

Interest (income) expense, net	1.4	3.4	1.3	2.9

Income before taxes	1.8	1.2	2.7	2.7
Income tax provision	0.6	0.6	1.1	1.3

Net income	1.2%	0.6%	1.6%	1.4%

     The following table presents certain selected operating data on an unaudited basis:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Net sales:
Revenue, net — direct	$13,433	$11,579	$43,289	37,897
Revenue, net – retail stores	3,759	2,380	8,717	6,641

Revenue, net – total	$17,192	$13,959	$52,006	44,538
Other operating data:
Number of retail stores(2)	5	4	5	4
Capital expenditures	571	129	733	477
Gross profit margin	36.6%	37.8%	36.1%	36.7%
EBITDA (1)	687	802	2,508	3,078

EBITDA margin (1)	4.00%	5.75%	4.82%	6.91%

(1)	When we use the term “EBITDA”, we are referring to net income minus interest income plus interest expense, income taxes and depreciation and amortization. We present EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

(2)	Does not include the three Dominion stores open for liquidation of inventory during Q3, or the fourth store closed for renovation. Includes new Dover store in Hunt Valley, MD, opened September 29, 2006.

Comparison of Third Quarter Fiscal 2006 to Third Quarter Fiscal 2005
  Revenues
          Our total revenues increased 23.2% to $17.2 million in the third quarter of 2006, from $14.0 million in 2005, a total increase of $3.2 million. Revenues in our direct sales channel increased $1.9 million, or 16.0%, and revenues in our retail store channel increased $1.4 million, or 57.9%. The increase in revenues from our direct sales channel was attributed to higher unit volumes through both the catalog and the internet channels, and from both the Dover Saddlery and the Smith Brothers brands. The increase in revenues from our retail sales channel was due primarily to the acquisition of the Dominion stores.
Gross Profit
          Gross profit increased 19.5% to $6.3 million in the third quarter of 2006, from $5.3 million in the prior year Q3. Gross profit as a percentage of revenues decreased to 36.6% in 2006, from 37.8% of revenues in 2005. The increase of $1.0 million in gross profit was due to increased revenues in both our direct and retail sales channels. The decrease in gross profit as a percentage of revenues was attributable to variations in overall product mix, as well as increased freight costs.
Selling, General and Administrative
          Selling, general and administrative expenses increased to $5.8 million (33.4% of revenues) in the third quarter of 2006, from $4.6 million (33.2% of revenues) in 2005. The $1.2 million increase includes $0.4 million in marketing costs, primarily catalog expense, internet advertising and new store support designed to drive increased revenues. Labor and related costs increased approximately $0.1 million due to retail expansion. New public company costs, consisting of legal, audit, and insurance fees increased by $0.3 over the third quarter of 2005. Facility costs for new retail store space increased $0.1 million in the third quarter of 2006.
Interest Expense
          Interest expense, including amortization of deferred financing costs attributed to our subordinated debt and revolving credit facility, decreased 47% to $0.3 million in the third quarter of 2006, compared to $0.5 million in 2005. Our debt levels were reduced substantially as the result of the interim application of the Company’s proceeds from the IPO, resulting in decreased interest expense for both senior and remaining subordinated debt.
Income Tax Provision
          The provision for income taxes was $0.1 million in the third quarter of 2006, reflecting an effective tax rate of 33%, as compared to $0.1 million in 2005, reflecting an effective tax rate of 48%. The effective tax rates for the year to date periods were recorded based upon management’s best estimates of the rates for the entire respected years, and adjusted each quarter. The lower effective rate in 2006 versus 2005 is attributable to the reduction of certain income tax liabilities no longer deemed necessary.
Net Income
          Net income for the third quarter was $198,000, an increase of $115,000 over the $83,000 net income achieved in the third quarter of 2005. This increase is due primarily to increased revenues and reduced interest costs. Resulting earnings per share, fully diluted, increased to $.04 from the prior year of $.02.

Comparison of the Nine Months Ended September 30, 2006 to the Nine Months Ended September 30, 2005
  Revenues
     Our total revenues increased 16.8% to $52.0 million in the nine months ended in 2006, from $44.5 million in 2005, a total increase of $7.5 million. Revenues in our direct sales channel increased $5.4 million, or 14.2%, and revenues in our retail store channel increased $2.1 million, or 31.3%. The increase in revenues from our direct sales channel was attributed to higher unit volumes through both catalog and the Internet, and from both the Dover Saddlery and the Smith Brothers brands. Increases in our retail revenues were due primarily to the Dominon acquisition and Plaistow.
Gross Profit
     Gross profit increased 14.7% to $18.8 million for the nine months ended in 2006, from $16.4 million in 2005. Gross profit as a percentage of revenues decreased slightly to 36.1% for the nine months ended in 2006, from 36.7% of revenues in 2005. The increase of $2.4 million in gross profit was due to increased revenues, primarily in both our retail and direct sales channels. The slight decrease in gross profit as a percentage of revenues was attributable to variations in both overall product mix and the sales mix of our catalogs, as well as increased freight costs.
Selling, General and Administrative
     Selling, general and administrative expenses increased to $16.7 million (32.0% of revenues) for the nine months ended in 2006, from $13.9 million (31.1% of revenues) in 2005. The $2.8 million increase includes $1.1 million in marketing costs, primarily catalog expense, internet advertising and new store support designed to drive increased revenues. Labor and related costs increased approximately $0.3 million to support the new retail stores, increased direct channel sales and increased merchandising support functions. New public company costs, consisting of legal, audit, and insurance fees increased by $0.8 over the nine months ended in 2005.
Interest Expense
     Interest expense, including amortization of deferred financing costs attributed to our subordinated debt and revolving credit facility, decreased 44% to $0.7 million for the nine months ended in 2006, compared to $1.3 million in 2005. Our debt levels were reduced substantially as the result of the interim application of the company proceeds from the IPO, resulting in decreased interest expense for both senior and remaining subordinated debt.
Income Tax Provision
     The provision for income taxes was $0.6 million for the nine months ended in 2006, reflecting an effective tax rate of 39%, as compared to $0.6 million in 2005, reflecting an effective tax rate of 48%. The lower effective rate in 2006 versus 2005 is due to the reduction of certain income tax liabilities no longer deemed necessary.
Net Income
     Net income for the nine months ended in 2006 was $841,000, an increase of 32%, or $206,000 over the $635,000 net income achieved in 2005. This increase is due to the substantial growth in our direct and retail revenues, our investment in marketing, and reduced stock based compensation and interest costs, all partially offset by increased freight costs, as well as costs of being a public company. Our 2006 earnings per share, fully diluted, increased to $.16 from the prior year of $.14.
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

Liquidity and Capital Resources
In 2005, we generated net proceeds of $12.4 million through our initial public offering, which enhanced our other primary sources of liquidity which are cash flows generated from our operations and availability under our revolving credit facility. In addition to the $2.8 million of remaining cash at December 31, 2005 and the additional credit availability resulting from the application of proceeds from the offering to the outstanding balances under our revolving credit facility, we intend to use the primary sources of liquidity to fund new retail store locations, our working capital requirements, capital expenditure requirements and third-party debt service requirements. We may in the future need to obtain additional financing from banks, or through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements.
  Operating Activities
     The cash utilized in our operating activities in the nine months ended in 2006 was $1.8 million, with cash flow consisting primarily of net income and non-cash expenses totaling $1.3 million, increased by accounts payable of $1.3 million and offset by credit card receivables in transit of $0.6, increases in prepaid catalog expenses of $0.8 million, reductions of accrued expenses and gift certificates of $0.9 million, and inventory increases of $2.2 million attributable to retail growth. In the nine months ended in 2005, cash utilized by our seasonal operating activities was primarily due to net income and non-cash expenses of $1.4 million, which were offset by increases in prepaid expenses of $1.6 million, credit card receivables of $0.8 million, and inventory of $1.0 million, due to the opening of the new Plaistow, NH store.
  Investing Activities
     Cash used in our investing activities was $2.5 million in the nine months ended in 2006 and $0.5 million in the nine months ended in 2005. The Dominion acquisition was $1.5 million in 2006. Additional investment activities throughout these periods represent the purchase of capital equipment in support of our growth, including leasehold improvements, computer equipment, internal use software, furniture and fixtures, and the purchase of other assets and related deposits. Increases in investment activities can be expected in the balance of 2006 and in future years to fit out planned new retail stores with leasehold improvements, computer equipment, fixtures, furniture and other assets.
  Financing Activities
     Net cash provided by our financing activities was $1.5 million in the nine months ended in 2006, and $2.7 million was provided in the nine months ended in 2005. In the nine months ended in 2006, we funded our seasonal operating activities and investing activities with the remaining cash made available from the Company’s portion of our offering, as well as net borrowings under our revolving credit facility. The proceeds of our offering remain available through our ability to draw on our senior credit facility. In the nine months ended in 2005, net cash provided by our financing activities of $2.7 million consisted primarily of net borrowings under our revolving credit facility.
  Revolving Credit Facility
     In September 2005, we renewed and increased our revolving credit facility with Bank of America, N.A., under which we can borrow up to $16.0 million, including $2.0 million for letters of credit. We amended that facility on March 30, 2006 to adjust various covenants. Interest accrues at a variable rate based on both prime and published LIBOR rates. The credit facility expires on September 16, 2008 at which time all advances will be immediately due and payable. As of September 30, 2006, the revolving credit facility borrowing limit was $16.0 million and the amount outstanding under the credit facility was $6.6 million at a blended rate of 6.0% and the unused amount available was $9.4 million. We maintain a derivative financial instrument to hedge the risk of interest rate fluctuations on a portion of our outstanding bank debt. Borrowings are secured by substantially all of our assets. Under the terms of our credit facility, we are subject to certain covenants including, among others, maximum funded debt ratios and capital expenditures, minimum operating cash flows and profitability, and certain acquisition related activity. At September 30, 2006, we were in compliance with all covenants under the credit facility. If a default ever occurs, the bank may require that we repay all amounts then outstanding. Any amounts which we may be required to repay prior to a scheduled repayment date, however, would reduce funds that we could otherwise allocate to other opportunities that we consider desirable.
  Senior Subordinated Note and Warrant
     On September 16, 2005, we closed an Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc., which provided for our issuance of a senior subordinated note payable, which is due in full on September 16, 2009 for aggregate proceeds of $8.05 million. Of such proceeds, $3.5 million was used to pay off a previously existing subordinated note payable and $4.0 million was used to pay a portion of a $6.0 million purchase price of 795,865 shares of our common stock. The note is a general senior subordinated obligation, is subordinated in right of payment to our existing and future senior debt, ranks equal in right of payment with any of our future senior subordinated debt and is senior in right of payment to any of our future subordinated debt. Interest at an annual rate of 11.5% is payable monthly on the fifth business day of the month. Prepayment on the principal amount due under the note may voluntarily be made at any time in multiples of $100,000, plus accrued and unpaid interest and a prepayment fee equal to the principal amount prepaid multiplied by 4.0% if prepayment is made prior to September 16, 2007, 5.0% if prepayment is made prior to September 16, 2008 and 6.0% if prepayment is made prior to September 16, 2009. Mandatory prepayment is required upon a change in control. Simultaneously with the issuance of this note, we issued a warrant to Patriot Capital Funding, Inc. exercisable at any time after March 31, 2006 for up to 30,974 shares of our common stock at an exercise price of $0.00759 per share. In December 2005, we utilized proceeds from our public offering to prepay $5.1 million of the debt due under the note, leaving a balance of $3,000,000. As of September 30, 2006 the balance of the Subordinated Note was $3,000,000, and we were in compliance with all of its covenants.
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
Contractual Obligations
     We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our revolving credit facility and leases for our headquarters and distribution facility, as well as our retail stores and miscellaneous office space. The following table describes our commitments to settle contractual obligations in cash as of September 30, 2006, unless otherwise noted:

	Payments Due by September 30,
	2007	2008	2009	2010	2011	Total
	(in thousands)
Short-term bank borrowings	$211	$—	$—	$—	$—	$211
Capital leases	140	103	61	5	—	309
Operating leases	1,577	1,563	1,483	1,152	1,829	7,604
Revolving credit facility	—	6,600	—	—	—	6,600
Senior subordinated notes	—	—	3,000	—	—	3,000
Total	$1,928	$8,266	$4,544	$1,157	$1,829	$17,724
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
Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123R, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statement of operations. The accounting provisions of SFAS No. 123R are effective for fiscal years beginning after June 15, 2005, and we have adopted SFAS No. 123R for our fiscal quarter beginning January 1, 2006. The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. The adoption of SFAS 123R had no effect on the results of operations for the nine months ended September 30, 2006 as there were no outstanding unvested options for the nine months ending September 30, 2006. In addition, there have been no options awarded in the first nine months of 2006. On October 26, 2006, the Board of Directors approved the grant of 155,529 options, subject to certain restrictions. The options granted have an exercise price equal to the closing price of the common stock as reported on NASDAQ on the date of grant, vest over five years, and expire ten years after grant date subject to earlier termination in the event of employment termination and for incentive stock options granted to 10% holders, which expire five years after the grant date. The future stock-based compensation expense will be reflected in the consolidated financial statements beginning in the fourth quarter of 2006.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     At September 30, 2006, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended December 31, 2005. More detailed information concerning market risk can be found in Item 7A under the sub-caption “Quantitative and Qualitative Disclosures about Market Risks” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 40-41 of our Annual Report on Form 10-K for the year ended December 31, 2005 .
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
Interest Rate Sensitivity
     We had cash and cash equivalents totaling $0.1 million at September 30, 2006. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of September 30, 2006, all of our investments were held in money market and other short-term investment accounts.
     Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments, primarily certain borrowings under our revolving credit facility. The advances under this revolving credit facility bear a variable rate of interest determined as a function of the prime rate and the published LIBOR rate at the time of the borrowing. We maintain a derivative financial instrument to hedge the risk of interest rate fluctuations on a portion of our outstanding bank debt. If interest rates were to increase by one percent, the additional interest expense as of June 30, 2006 would be approximately $50,000 annually prior to any potential benefit from our interest rate protection. At September 30, 2006 there was $6.6 million outstanding under our revolving credit facility.
Item 4. Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006, to assure that information required to be disclosed by us in the reports we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
We maintain certain internal controls over financial reporting that are appropriate, in management’s judgment with similar cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     The future sale of shares of our common stock may negatively impact our stock price. If our shareholders sell substantial amounts of our common stock, the market price of our common stock could fall. A reduction in ownership by our controlling shareholders or any other large shareholders could cause the market price of our common stock to fall. Similarly, the market may disfavor the adoption of Rule 10b5-1 trading plans by one or more of the Company’s Officers or Directors, perceiving that such a plan represents a decline in management’s confidence about the Company’s prospects or that the parameters for and trading under a Rule 10b5-1 sales plan could cause downward pressure on the stock price. In addition, the average daily trading volume in our stock is relatively low. The lack of trading activity in our stock may lead to greater fluctuations in our stock price. Low trading volume may also make it difficult for shareholders to make transactions in a timely fashion.

Item 2. Use of Proceeds from Registered Securities
     The remaining proceeds from the initial public offering which were not utilized to pay down our subordinated debt and temporarily reduce our revolving loan balances totaled $2.8 million as of December 31, 2005. In the first nine months of 2006, our cash management function utilized the remaining cash available from the Company portion of the offering for normal seasonal working capital needs of the business. As of the end of the third quarter of 2006, the proceeds of our offering remain available through our improved ability to draw on our senior credit facility for other purposes, including new store growth.
Item 5. Other Information
     Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Mr. Jonathan A.R. Grylls, our Chief Operating Officer and member of our Board of Directors, has entered into a trading plan (a “Plan”) covering periods after the date of this Quarterly Report in accordance with Rule 10b5-1 and the restrictions in our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.
     We anticipate that, as permitted by Rule 10b5-1 and our policy governing transactions in our securities, some or all of our officers, directors and employees may establish trading plans in the future. We intend to disclose the names of executive officers and directors who establish a trading plan in compliance with Rule 10b5-1 and the requirements of our policy governing transactions in our securities in our future quarterly and annual reports on Form 10-Q and 10-K filed with the Securities and Exchange Commission. However, we undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan, other than in such quarterly and annual reports.
     As disclosed in Note C to the Financial Statements in Part 1, Item 1, on October 26, 2006 (following the date of this report), the Company awarded 155,529 options to purchase shares of the Company’s common stock to directors, officers, and key employees. Related future stock based compensation expense will be reflected in the consolidated financial statements beginning in the fourth quarter of 2006. This change will have the effect of decreasing our net income and earnings per share, which may negatively impact our stock price.
     The Company’s Board of Directors plans to increase the size of the Board to seven members, and the current independent directors plan, on or before November 16, 2006, to elect a seventh Director who, as a class II Director, meets the definition of independence as specified by NASDAQ and SEC rules and whom they have affirmatively determined has no relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In connection with such election, the Company plans to timely file a current report on Form 8-K with requisite information about such anticipated seventh Director.
     In order to expedite the efficient build-out of leasehold improvements in its new retail stores, the Company utilizes the services of a real estate development firm owned by a Company employee and minority stockholder to source construction services and retail fixtures. As confirmed by the Audit Committee, the Company negotiated this arrangement on commercially fair and reasonable terms on an arms-length basis with the development firm’s owner, who is not an officer or director of the Company. Total payments for the nine months ended September 30, 2006, consisting primarily of reimbursements for materials and outside labor, for the fit-up of five stores were $283,000. Reimbursements in the prior fiscal year were $91,000.

Item 6. Exhibits
EXHIBIT LIST

Number	Description
*1.1	Form of Underwriting Agreement

*3.1	Amended and Restated Certificate of Incorporation of the Company

*3.2	Certificate of Amendment to Certificate of Incorporation of the Company

*3.3	Second Amended and Restated Certificate of Incorporation of the Company to be filed upon completion of this offering

*3.4	By-laws of the Company

*3.5	Amended and Restated By-laws of the Company to be effective upon completion of this offering

*4.1	Shareholders Agreement, dated as of September 17, 1998, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Donald Motsenbocker, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers

*4.2	First Amendment to Shareholders Agreement, dated as of August 29, 2003, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers

*4 .3	Second Amendment to Shareholders Agreement, dated as of August 25, 2005, by and among a majority in interest of the Purchasers (as defined therein) and a majority in interest of the Sellers (as defined therein)

*4 .4	Instrument of accession, dated as of September 16, 2005, signed by Citizens Ventures, Inc. and accepted by the Company, to that certain Shareholders Agreement, dated as of September 17, 1998, by and among the Company and the Shareholders referenced therein, as amended

*4 .5	Form of Common Stock Certificate

*4 .6	Warrant to purchase common stock of the Company issued to Patriot Capital Funding, Inc.

*4 .7	Amended and Restated 11.50% Senior Secured Subordinated Note, dated September 16, 2005, issued jointly by the Company, Dover Massachusetts and Smith Brothers, Inc. to Patriot Capital Funding, LLC I

*5 .1	Opinion of Bingham McCutchen LLP

*5 .2	Opinion of Preti Flaherty Beliveau Pachios & Haley LLP

Number	Description
*†10 .1	1999 Stock Option Plan (the “1999 Plan”)

*†10 .2	Form of Stock Option Agreement under the 1999 Plan

*10 .3	2005 Equity Incentive Plan (the “2005 Plan”)

*10 .4	Form of Stock Option Agreement under the 2005 Plan

*10 .5	Form of Restricted Stock Award Agreement under the 2005 Plan

*10 .6	Lease, dated as of May 29, 1997, by and between Dover Massachusetts and CE Holman, LLP

*10 .7	Lease, dated as of October 12, 2001, by and between David F. Post and Dover Massachusetts

*10 .8	Lease, dated as of March 1, 2003, by and between Smith Brothers, Inc. and JDS Properties, LLC

*10 .9	Letter dated February 9, 2005 from the Company to JDS Properties, LLC regarding lease extension

*10 .10	Lease, dated as of June 22, 2002, by and between Hockessin Square, L.L.C. and Dover Massachusetts

*10 .11	Letter dated January 25, 2005 from the Company to Hockessin Square, L.L.C. regarding lease extension

*10 .12	Lease, dated as of November 24, 2003, by and between North Conway Holdings, Inc. and Dover Massachusetts

*10 .13	Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers

*10 .14	First Amendment to Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers

*10 .15	Amendment to Stock Purchase Agreement, dated as of September 17, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers

*10 .16	Amended and Restated Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank

*10 .17	Amendment to Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank

*10 .18	Amended and Restated Security Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank

*10 .19	Amended and Restated Pledge Agreement, dated as of December 11, 2003, by and between the Company and Fleet National Bank

*10 .20	Shareholder Pledge Agreement, dated as of September 17, 1998, by and among Stephen L. Day, Jonathan A.R. Grylls, David J. Powers, James F. Powers, Michele R. Powers and BankBoston, N.A.

*10 .21	Amended and Restated Revolving Credit Note, dated as of December 11, 2003, by Dover Massachusetts for the benefit of Fleet National Bank

*10 .22	Letter agreement, dated as of September 16, 2005, by and between Dover Massachusetts and Bank of America, N.A. (successor by merger to Fleet National Bank)

*10 .23	Security Agreement, dated as of December 11, 2003, by and between Smith Brothers, Inc. and Fleet National Bank

*10 .24	Guaranty, dated as of December 11, 2003, by Smith Brothers, Inc. to Fleet National Bank

*10 .25	Redemption Agreement, dated as of August 25, 2005, by and between the Company and Citizens Ventures, Inc.

*10 .26	Letter agreement, dated as of September 14, 2005, by and between the Company and Citizens Ventures, Inc., amending that certain Redemption Agreement, dated as of August 26, 2005, by and between the Company and Citizens Ventures, Inc.

*10 .27	License Agreement, dated as of February 10, 2003, by and between Weatherbeeta PTY LTD and the Company

Number	Description
*10 .28	Settlement Agreement, dated as of December 22, 2003, by and between Libertyville Saddle Shop, Inc. and the Company

†*10 .29	Employment Agreement, dated as of September 1, 2005, by and between Stephen L. Day and the Company

†*10 .30	Employment Agreement, dated as of September 1, 2005, by and between Jonathan A.R. Grylls and the Company

*10 .31	Amended and Restated Subordination Agreement, dated as of September 16, 2005, by and among Bank of America, N.A. (successor by merger to Fleet National Bank), Patriot Capital Funding, Inc. (successor in interest to Wilton Funding, LLC) and Dover Massachusetts, acknowledged by the Company and Smith Brothers, Inc.

*10 .32	Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc., Patriot Capital Funding, Inc. and the Purchasers referenced therein

*10 .33	Amended and Restated Security Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc. and Patriot Capital Funding, Inc.

#†10 .34(1)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Stephen L. Day

#†10 .35(2)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Jonathan A.R. Grylls

#10 .36(4)	Second Amendment dated as of March 28, 2006 to Amended and Restated Loan Agreement with Bank of America.

#10 .37(5)	Amendment No. 1 dated as of March 28, 2006 to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.

^^10 .38	Agreement of Lease dated March 29, 2006 by and between the Company and Sparks Lot Seven, LLC

++10 .39	Commercial Lease executed as of March 9, 2001 between Marvid Crabyl, LLC and Dover Saddlery, Inc., as amended and extended.

++10 .40	Stock Purchase Agreement dated as of May 19, 2006 among Dover Saddlery, Inc., Dover Saddlery Retail, Inc., Old Dominion Enterprises, Inc. and Reynolds Young, as amended

++10 .41	Lease made as of June, 2006 between Humphrey and Rodgers and Dover Saddlery Retail, Inc.

++10 .42	Agreement of Lease for Shopping Center Space between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc. Dated as of May 20, 1997, as amended.

++10 .43	LB’s of Virginia Building Lease Agreement dated November 1, 2000, as amended.

++10 .44	Lease agreement made July 10, 2006 between Hopkins Roads Associates and Dover Saddlery Retail, Inc.

++10 .45(6)	Consent and Amendment No. 2, dated June 29, 2006, to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.

++10 .46(7)	Waiver letter dated as of June 27, 2006 between Bank of America, N.A. and Dover Saddlery, Inc.

^10 .47(8)	First Amendment and Extension to Lease Agreement dated September 2006 between C.E. Holman Limited Partnership and Dover Saddlery, Inc.

#14 .1(3)	Code of Business Conduct and Ethics

++21 .1	Subsidiaries of the Company

*23 .1	Consent of Bingham McCutchen LLP (included in Exhibit 5.1)

**23 .2	Consent of Ernst & Young LLP

*23 .3	Consent of Preti Flaherty Beliveau Pachios & Haley PLLC (included in Exhibit 5.2)

*24 .1	Power of Attorney

^31 .1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

^31 .2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

^32 .1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

*99 .1	Consent of William F. Meagher, Jr.

^	Filed herewith

++	Filed with the Company’s Quarterly Report on Form 10Q for the Fiscal Quarter Ending June 30, 2006, on August 14, 2006.

*	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-127888)

**	Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-8 on April 3, 2006

#	Filed with the Company’s Annual Report on Form 10-K for the Fiscal Year Ending December 31, 2005, on March 30, 2006

^^	Filed with the Company’s Quarterly Report on Form 10Q for the Fiscal Quarter Ending March 31, 2006, on May 15, 2006.

†	Indicates a management contract or compensatory plan or arrangement

(1)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.30

(2)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.31

(3)	Amends and restates Code of Conduct and Ethics filed with the Company’s Registration Statement on Form S-1/ A on October 2, 2005 as Exhibit 14.1

(4)	Amends Amended and Restated Loan Agreement dated as of December 11, 2003, with Fleet National Bank, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.16

(5)	Amends Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement dated as of September 16, 2005, with Patriot Capital Funding, Inc., filed with the Company’s Registration Statement on Form S-1/A on October 5, 2005 as Exhibit 10.32.

(6)	Amends Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement dated as of September 16, 2005, with Patriot Capital Funding, Inc., filed with the Company’s Registration Statement on Form S-1/A on October 5, 2005 as Exhibit 10.32.

(7)	Pertains to Amended and Restated Loan Agreement dated as of December 11, 2003, with Fleet National Bank, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.16.

(8)	Amends Lease, dated as of May 29, 1997, by and between Dover Massachusetts and CE Holman LLP, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.6

Certifications

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOVER SADDLERY, INC.

Dated: November 13, 2006	By:	/s/ Michael W. Bruns

Michael W. Bruns, Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

DOVER SADDLERY, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006
EXHIBIT INDEX

*1.1	Form of Underwriting Agreement

*3.1	Amended and Restated Certificate of Incorporation of the Company

*3.2	Certificate of Amendment to Certificate of Incorporation of the Company

*3.3	Second Amended and Restated Certificate of Incorporation of the Company to be filed upon completion of this offering

*3.4	By-laws of the Company

*3.5	Amended and Restated By-laws of the Company to be effective upon completion of this offering

*4.1	Shareholders Agreement, dated as of September 17, 1998, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Donald Motsenbocker, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers

*4.2	First Amendment to Shareholders Agreement, dated as of August 29, 2003, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers

*4.3	Second Amendment to Shareholders Agreement, dated as of August 25, 2005, by and among a majority in interest of the Purchasers (as defined therein) and a majority in interest of the Sellers (as defined therein)

*4.4	Instrument of accession, dated as of September 16, 2005, signed by Citizens Ventures, Inc. and accepted by the Company, to that certain Shareholders Agreement, dated as of September 17, 1998, by and among the Company and the Shareholders referenced therein, as amended

*4.5	Form of Common Stock Certificate

*4.6	Warrant to purchase common stock of the Company issued to Patriot Capital Funding, Inc.

*4.7	Amended and Restated 11.50% Senior Secured Subordinated Note, dated September 16, 2005, issued jointly by the Company, Dover Massachusetts and Smith Brothers, Inc. to Patriot Capital Funding, LLC I

*5.1	Opinion of Bingham McCutchen LLP

*5.2	Opinion of Preti Flaherty Beliveau Pachios & Haley LLP

*†10.1	1999 Stock Option Plan (the “1999 Plan”)

*†10.2	Form of Stock Option Agreement under the 1999 Plan

*10.3	2005 Equity Incentive Plan (the “2005 Plan”)

*10.4	Form of Stock Option Agreement under the 2005 Plan

*10.5	Form of Restricted Stock Award Agreement under the 2005 Plan

*10.6	Lease, dated as of May 29, 1997, by and between Dover Massachusetts and CE Holman, LLP

*10.7	Lease, dated as of October 12, 2001, by and between David F. Post and Dover Massachusetts

*10.8	Lease, dated as of March 1, 2003, by and between Smith Brothers, Inc. and JDS Properties, LLC

*10.9	Letter dated February 9, 2005 from the Company to JDS Properties, LLC regarding lease extension

*10.10	Lease, dated as of June 22, 2002, by and between Hockessin Square, L.L.C. and Dover Massachusetts

*10.11	Letter dated January 25, 2005 from the Company to Hockessin Square, L.L.C. regarding lease extension

*10.12	Lease, dated as of November 24, 2003, by and between North Conway Holdings, Inc. and Dover Massachusetts

*10.13	Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers

*10.14	First Amendment to Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers

*10.15	Amendment to Stock Purchase Agreement, dated as of September 17, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers

*10.16	Amended and Restated Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank

*10.17	Amendment to Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank

*10.18	Amended and Restated Security Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank

*10.19	Amended and Restated Pledge Agreement, dated as of December 11, 2003, by and between the Company and Fleet National Bank

*10.20	Shareholder Pledge Agreement, dated as of September 17, 1998, by and among Stephen L. Day, Jonathan A.R. Grylls, David J. Powers, James F. Powers, Michele R. Powers and BankBoston, N.A.

*10.21	Amended and Restated Revolving Credit Note, dated as of December 11, 2003, by Dover Massachusetts for the benefit of Fleet National Bank

*10.22	Letter agreement, dated as of September 16, 2005, by and between Dover Massachusetts and Bank of America, N.A. (successor by merger to Fleet National Bank)

*10.23	Security Agreement, dated as of December 11, 2003, by and between Smith Brothers, Inc. and Fleet National Bank

*10.24	Guaranty, dated as of December 11, 2003, by Smith Brothers, Inc. to Fleet National Bank

*10.25	Redemption Agreement, dated as of August 25, 2005, by and between the Company and Citizens Ventures, Inc.

*10.26	Letter agreement, dated as of September 14, 2005, by and between the Company and Citizens Ventures, Inc., amending that certain Redemption Agreement, dated as of August 26, 2005, by and between the Company and Citizens Ventures, Inc.

*10.27	License Agreement, dated as of February 10, 2003, by and between Weatherbeeta PTY LTD and the Company

Number	Description
*10.28	Settlement Agreement, dated as of December 22, 2003, by and between Libertyville Saddle Shop, Inc. and the Company

†*10.29	Employment Agreement, dated as of September 1, 2005, by and between Stephen L. Day and the Company

†*10.30	Employment Agreement, dated as of September 1, 2005, by and between Jonathan A.R. Grylls and the Company

*10.31	Amended and Restated Subordination Agreement, dated as of September 16, 2005, by and among Bank of America, N.A. (successor by merger to Fleet National Bank), Patriot Capital Funding, Inc. (successor in interest to Wilton Funding, LLC) and Dover Massachusetts, acknowledged by the Company and Smith Brothers, Inc.

*10.32	Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc., Patriot Capital Funding, Inc. and the Purchasers referenced therein

*10.33	Amended and Restated Security Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc. and Patriot Capital Funding, Inc.

#†10.34(1)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Stephen L. Day

#†10.35(2)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Jonathan A.R. Grylls

#10.36(4)	Second Amendment dated as of March 28, 2006 to Amended and Restated Loan Agreement with Bank of America.

#10.37(5)	Amendment No. 1 dated as of March 28, 2006 to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.

^^10.38	Agreement of Lease dated March 29, 2006 by and between the Company and Sparks Lot Seven, LLC

++10.39	Commercial Lease executed as of March 9, 2001 between Marvid Crabyl, LLC and Dover Saddlery, Inc., as amended and extended.

++10.40	Stock Purchase Agreement dated as of May 19, 2006 among Dover Saddlery, Inc., Dover Saddlery Retail, Inc., Old Dominion Enterprises, Inc. and Reynolds Young, as amended

++10.41	Lease made as of June, 2006 between Humphrey and Rodgers and Dover Saddlery Retail, Inc.

++10.42	Agreement of Lease for Shopping Center Space between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc. Dated as of May 20, 1997, as amended.

++10.43	LB’s of Virginia Building Lease Agreement dated November 1, 2000, as amended.

++10.44	Lease agreement made July 10, 2006 between Hopkins Roads Associates and Dover Saddlery Retail, Inc.

++10.45(6)	Consent and Amendment No. 2, dated June 29, 2006, to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.

++10.46(7)	Waiver letter dated as of June 27, 2006 between Bank of America, N.A. and Dover Saddlery, Inc.

^10.47(8)	First Amendment and Extension to Lease Agreement dated September 2006 between C.E. Holman Limited Partnership and Dover Saddlery, Inc.

#14.1(3)	Code of Business Conduct and Ethics

++21.1	Subsidiaries of the Company

*23.1	Consent of Bingham McCutchen LLP (included in Exhibit 5.1)

**23.2	Consent of Ernst & Young LLP

*23.3	Consent of Preti Flaherty Beliveau Pachios & Haley PLLC (included in Exhibit 5.2)

*24.1	Power of Attorney

^31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

^31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

^32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

*99.1	Consent of William F. Meagher, Jr.

^	Filed herewith

++	Filed with the Company’s Quarterly Report on Form 10Q for the Fiscal Quarter Ending June 30, 2006, on August 14, 2006.

^^	Filed with the Company’s Quarterly Report on Form 10Q for the Fiscal Quarter Ending March 31, 2006, on May 15, 2006.

*	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-127888)

**	Incorporated by reference to the exhibit to the Company’s Registration Statement on Form S-8 on April 3, 2006

#	Filed with the Company’s Annual Report on Form 10-K for the Fiscal Year Ending December 31, 2005, on March 30, 2006

†	Indicates a management contract or compensatory plan or arrangement

(1)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as

Exhibit 10.30

(2)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.31

(3)	Amends and restates Code of Conduct and Ethics filed with the Company’s Registration Statement on Form S-1/ A on October 2, 2005 as Exhibit 14.1

(4)	Amends Amended and Restated Loan Agreement dated as of December 11, 2003, with Fleet National Bank, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.16

(5)	Amends Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement dated as of September 16, 2005, with Patriot Capital Funding, Inc., filed with the Company’s Registration Statement on Form S-1/A on October 5, 2005 as Exhibit 10.32.

(6)	Amends Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement dated as of September 16, 2005, with Patriot Capital Funding, Inc., filed with the Company’s Registration Statement on Form S-1/A on October 5, 2005 as Exhibit 10.32.

(7)	Pertains to Amended and Restated Loan Agreement dated as of December 11, 2003, with Fleet National Bank, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.16.

(8)	Amends Lease, dated as of May 29, 1997, by and between Dover Massachusetts and CE Holman LLP, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.6
Certifications:
31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350