Form 10-K
period 2006-12-31
DOVER SADDLERY INC
filed 2007-04-02
CIK 1071625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51624
Dover Saddlery, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3438294
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
525 Great Road, Littleton, MA	01460
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:
(978) 952-8062

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

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

The aggregate market value of common stock held by non-affiliates of the registrant as of the close of the last business day of the registrant’s most recently completed second fiscal quarter was $43,284,154

Shares outstanding of the Registrant’s common stock at March 27, 2007:  5,074,344

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement for the Annual Meeting of Stockholders of Dover Saddlery, Inc. to be held on May 2, 2007, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006, are incorporated by reference in Part III of this Form 10-K.

DOVER SADDLERY, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
For The Year Ended December 31, 2006

PART I

Item 1.	Business.

This Annual Report on Form 10-K, including the following discussion, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words “projected,” “anticipated,” “planned,” “expected” and similar expressions are intended to identify forward-looking statements. In particular, statements regarding retail store expansion and business growth are forward-looking statements. Forward-looking statements are not guarantees of our future financial performance, and undue reliance should not be placed on them. Our actual results, performance or achievements may differ significantly from the results, performance and achievements discussed in or implied by the forward-looking statements. Factors that could cause such a difference include material changes to Dover Saddlery, Inc.’s business or prospects, in consumer spending, fashion trends or consumer preferences, or in general political, economic, business or capital market conditions and other risks and uncertainties, including but not limited to the other factors that are detailed in “Item 1A. Risk Factors.” See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.” We disclaim any intent or obligation to update any forward-looking statements.

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

We offer a comprehensive selection of products required to own, train and compete with a horse, selling from under $1 to over $4,000. Our products fall into the following three main categories:

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

Our management team is highly experienced in both the direct marketing and retail channels with an average of more than 20 years of equestrian experience. Since Stephen Day acquired an ownership interest in Dover and joined as our President and Chief Executive Officer, he and the rest of the management team have grown annual revenues from $15.6 million to $73.0 million from 1998 through 2006. Prior to joining Dover, Mr. Day was responsible for building the only other national English-style equestrian products direct marketing and retail company, State Line Tack.

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

Through our subsidiaries, we currently operate eight retail stores under the Dover Saddlery name and one retail store under the Smith Brothers name. We have identified additional market locations throughout the U.S., which we believe are attractive for our planned retail store expansion and can allow us to capitalize on the highly fragmented nature of the retail equestrian products market and to take advantage of our strong brand name recognition. These additional locations have been identified using our proprietary mathematical store-optimization model, which selects the locations nationwide with the strongest potential and optimizes distances between stores to enhance revenue potential. Our initial targets are based on an optimization model of 50 locations, each utilizing one of three different store formats, depending on the location and revenue potential of the area. We believe that our proprietary mathematical store-optimization model assists us in locating potential retail sites and gives us a competitive advantage in finding optimal new store locations.

Based on our experience to date with opening new retail stores in areas where we have a high level of existing direct customers, as well as the experience of other multi-channel retailers, we believe that expanding the number of retail store locations and focusing on our multi-channel business strategy are keys to our continued success.

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

In June 2006, we acquired Dominion Saddlery and over the next nine months, have remodeled, expanded, and converted the four stores into Dover Saddlery stores. In September 2006, we opened our new Hunt Valley, Maryland store.

Competitive Strengths

We believe that we are uniquely positioned in the equestrian tack, specialized apparel and horse care and stable products industry to grow through our multi-channel strategy. We believe that we have numerous competitive strengths, including:

Experienced Management with a Track Record of Growth and Profitability:  We were founded in 1975 and have a 30-year operating history. Stephen Day joined Dover after successfully building and growing another equestrian products catalog and retailer, State Line Tack. Our management team has extensive experience in direct marketing and retail as well as an average of more than 20 years of equestrian experience. Since Stephen Day became President and Chief Executive Officer in 1998, we have been profitable and have grown annual revenues from $15.6 million to $73.0 million.

Established Brand in English-Style Riding Equipment and Apparel:  We are known for offering the highest quality products, the most comprehensive selection and excellent customer service. Since our founding over 30 years ago, we have built a reputation with a large and growing following in the equestrian products marketplace. Dover Saddlery is one of only two large nationally recognized retail brands in the English-style equestrian products industry, and we believe our Dover Saddlery brand is a significant asset as we continue our retail store expansion and multi-channel growth strategy.

Leading English-Style Equestrian Products Direct Marketer:  With $60.2 million in 2006 revenues from our direct sales channel, we believe we hold the largest market share among equestrian products catalogers for equestrian tack, specialized apparel, horse care and stable products. The Dover Saddlery catalog is known by many customers as a leading source for English-style equestrian products and the Smith Brothers catalog is becoming a strong force in the Western-style riding market. As the largest direct marketer in the U.S. in the equestrian products industry, our leading position sets us apart from other retailers.

Large, Detailed Customer Database:  We believe that our proprietary database is one of the largest and most detailed in the industry. The database contains customers who have purchased from us over the last 20 years, including detailed purchasing history over the last 5 years and demographic information of such customers, and the names and addresses of individuals who have requested our catalogs, as well as other individuals with equestrian interests. This is a key competitive advantage and business-planning tool. It is also a barrier to entry since it could take years and could be very costly to duplicate.

Successful Multi-Channel Strategy:  Our multi-channel strategy of using catalog, Internet and retail store sales channels has enabled us to capture customer data, achieve operational synergies, provide a seamless and convenient shopping experience for our customers, cross-market our products and reinforce our brand across channels. Through our sophisticated customer database, we have observed that multi-channel customers have bought, on average, nearly three times more products per year than single-channel customers. Our success in our Hockessin, DE store and our initial results from our more recently opened Plaistow, NH store support our belief that an expanded retail presence is an attractive growth opportunity for us.

Excellent Customer Service:  Our Company-wide focus on exceptional customer service is integral to our success. We promote a culture of prompt, knowledgeable and courteous service and strive for a consistent customer experience across all channels of purchase. Over 90% of our customer service and sales representatives are horse enthusiasts. Additionally, our representatives receive ongoing product training from merchandise suppliers and internal product specialists. We also have a policy of offering customers a 100% satisfaction guarantee. We believe that our well-trained, knowledgeable staff and our historical ability to fill approximately 95% of the items ordered within an average of 1.5 business days from our in-stock inventory are some of the reasons why we have had historically low return rates and high repeat customer rates.

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

Highly Fragmented Equestrian Products Market:  The current marketplace for equestrian products is highly fragmented and mostly consists of small, one-location tack shops. There are approximately 10,000 different retailers in the U.S. selling equestrian products. Although there are a number of places to find equestrian products, there are no large companies focused on the English-style equestrian products market with any significant number of retail store locations with the exception of State Line Tack, which has recently announced the closing of its retail operations. We bring a level of merchandising, marketing, on-hand inventory and operational discipline that is unique in the industry.

Broad and Distinctive Selection of High Quality, Need-based Products at Competitive Prices with Rapid Order Fulfillment Capability:  We have feature-rich, need-based, functional offerings encompassing virtually every product necessary to own, train and compete with a horse. We differentiate ourselves from our competition by our vast breadth and depth of inventory. We offer products ranging from entry-level price points to the premium high-end. We carry premium brands, private label and non-branded products to meet the broad range of customer expectations and needs. Because a percentage of our products are characterized as “need-based” for the continued care of a horse, we believe that this contributes to a high degree of predictable buying patterns by our customers. In addition to this, approximately 85% of our products are non-obsolescent items.

Our large inventory has allowed us to ship approximately 95% of the items ordered within an average of 1.5 business days. We are also able to ship any product we offer to our retail stores within an average of 1.5 business days, effectively increasing our retail store inventory to match that of our Littleton, MA warehouse. This provides our customers with the ability to walk into any of our retail stores and access our entire product offering. Competitors who maintain only one or even a few stores are unable to match the breadth, depth and ready availability of our $14.8 million in total inventory.

Growth Strategies

Having established ourselves as the largest direct marketer in the equestrian products market, we are continuing our strategy to capitalize on our strong brand equity, take advantage of our comprehensive customer database, achieve operational synergies, cross market products and provide a seamless and convenient shopping experience across channels. We have observed that our multi-channel customers have bought, on average, nearly three times more product per year than single-channel customers, and therefore a multi-channel model is a key part of our strategy to grow our revenues, profits and market share. Our growth strategy includes several key components.

Open Dover Saddlery Retail Stores in targeted locations:  We currently operate nine retail stores, with eight targeted at the English-style riding segment, and one under the Smith Brothers name targeted at the Western-style riding segment. The equestrian products market is estimated at $5.7 billion, yet no national, equestrian products specialty retail chains exist and there are only a limited number of small, regional, multi-unit English equestrian products retailers. State Line Tack, which operates as a store within a store in selected PetSmart locations, and has been the only retailer of size, has recently announced the closing of its retail operations. We have identified 50 initial locations throughout the U.S., which we believe are attractive for our initial retail store expansion and will allow us to capitalize on the highly fragmented nature of the retail equestrian products market and our strong brand name recognition. These locations have been identified using our proprietary mathematical store-optimization model, which selects the locations nationwide with the strongest potential and optimizes distances between stores to enhance revenue potential. The model optimizes distances between stores with concentrations of current customers and recalibrates when actual stores are targeted and added. Our direct marketing operations have provided detailed customer data regarding location and sales performance that has given us the ability to plan and perform extensive site analysis. Our initial targets are based on an optimization model of 50 locations, each utilizing one of three different store formats, depending on the location and revenue potential of the area. We believe that our proprietary mathematical store-optimization model, which assists us in locating retail sites, should give us a competitive advantage in finding attractive locations.

Expand our direct sales channel:  Our catalog business drives traffic to our Internet and retail store channels. We typically mail over 6 million catalogs a year and had nearly 3.7 million unique visitors (based on unique daily visits) on our websites. We plan to expand our direct sales business through initiatives to existing and new customers. We seek to increase the number of customers and prospects that receive a catalog, increase the numbers of customers buying through our catalog or other channels, and increase the amount each customer spends for our merchandise through the continued introduction of new products. We plan to continue to utilize web-based opportunities with promotional, targeted e-mails programs, refer-a-friend programs and on-line search engines. We intend to continue our practices of using banner advertising on qualified equestrian web sites, of having links to and from qualified equestrian web sites, and of sending prospect e-mails to qualified equestrian e-mail lists.

Enhance our product mix:  We carry premium branded, private label and non-branded equipment and accessories. We believe we have the largest collection of exclusive and semi-exclusive brands in the industry. We continually seek to expand our product offering to meet the needs of our customers and will seek to expand and enhance our product mix to increase revenues and the profitability of the business. Currently we offer a broad selection of products under the Dover and other trademarks. We believe that these products offer a great value to our customers who have come to trust our quality.

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

2006 Accomplishments

In pursuit of our goal to be the largest direct equestrian retailer, we accomplished the following in 2006:

•	We acquired Dominion Saddlery with 4 retail store locations in the vital Maryland/Virginia equestrian market

•	We opened a new location in Hunt Valley, Maryland just north of Baltimore in September

•	We remodeled and expanded Dominion’s Crofton, Maryland location and reopened it as a Dover Saddlery location in December

•	We were selected as one of the Top 50 Retail Internet websites by Internet Retailer Magazine

•	We opened a new Miller’s harness website to support the Miller’s Harness Sales Flyer

•	We introduced the new Elite version of the Dover catalog which presents an expanded product selection of the finest English riding tack and apparel

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

According to American Sports Data, over 5.6% of the U.S. population, or 16.8 million people, ride horses with an average of 21.7 participating days per year, which exceeds participation in other popular outdoor sports, such as downhill skiing at 4.6% and 6.3 days and mountain biking at 2.0% and 18.1 days. There are many indicators that point to the continued growth of the equestrian products industry. A study by NFO Research indicated that 10% of U.S. households are involved in riding, an additional 5% were involved at one time and 18% would like to become involved. There has also been a recent increase in the number of nationally televised programs dedicated exclusively to the equestrian viewer, such as NBC’s presentation of the Rolex International 3 Day Event held in Lexington, Kentucky and Horsecity.com TV. The Equestrian Media Network has also been gaining traction with national television stations, which is expected to help increase the popularity of the equestrian products industry even further.

There are very few dominant manufacturers and distributors, and no dominant retailers in the equestrian products industry, creating a highly fragmented market. Of the approximately 10,000 U.S. equestrian products retailers, we believe that a majority of them are too small to develop multiple sales channels, deep inventories, automated inventory-control systems, extensive customer databases and brand equity, and are therefore unable to effectively control a significant portion of market share.

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

The Internet is a key driver of growing direct marketing sales. Industry research estimates that online sales in the U.S. reached $108.7 billion in 2006. This was an increase of 23.5% from 2005. As the price of personal computing declines and Americans become more technologically savvy, many are choosing to browse and buy over the Internet. Moreover, an increasing number of Internet users are turning to broadband service that allows faster, more convenient access to online shopping. Online retail sales are projected to grow 16% from 2004 to 2008, accounting for 5% of total U.S. retail sales by 2008.

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

Our Multi-Channel Strategy

Having established ourselves as the largest direct marketer of equestrian tack, specialized apparel, horse care and stable products in the U.S., we plan to continue our multi-channel retail strategy to capitalize on our strong brand equity and utilize our customer database. This multi-channel strategy enables us to capture customer data, achieve operational synergies, provide a seamless and convenient shopping experience for our customers, cross-market our products and reinforce our brand across channels. We believe that our strategy is working. Through the data captured by our sophisticated customer database, we have determined that multi-channel customers buy, on average, nearly three times more product per year than customers who only purchase through a single channel. This is supported by the experiences of other successful multi-channel retailers such as Eddie Bauer and JC Penney. Eddie Bauer’s multi-channel customers spend, on average, approximately six times more than its single-channel customers and JC Penney’s multi-channel customers spend, on average, approximately five times more than its single-channel customers.

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

Based on research of other similar multi-channel concepts, we believe that, when mature, the natural channel balance of a multi-channel retailer tends to stabilize with 60% to 80% of the sales coming from the retail store channel. This retail purchasing preference on the part of consumers is even more pronounced in the equestrian industry. Research by Frank N. Magid Associates, Inc. indicates that 80% of tack customers shop at retail stores. Since we currently have just under 17.5% of our total revenues coming from retail stores, we believe that there is significant opportunity to continue to develop our multi-channel strategy and pursue our targeted retail store expansion. See “Retail Store Operations and Expansion”.

Our experience from the Hockessin, DE store has shown that within two years of opening, direct sales from customers within a 30-mile radius of this store exceeded levels prior to its opening and led to sales of approximately 150% compounded annual growth over the first two years of operation.

Although our Wellesley, MA store has been in operation for over 30 years, we have maintained an impressive mix of both direct and retail store sales in the area. The direct sales in the area surrounding the store demonstrate that even though we have a retail location, the convenience of multi-channel shopping over the Internet or by catalog has been appealing to our customers located within 30 miles of the store. We believe that this provides further support to the potential value created by opening up retail stores in areas that already have a strong customer base.

We seek to continually improve our operating efficiencies across our multiple channels through our integrated planning, order management, fulfillment systems and economies of scale in cross-channel inventory processing and advertising. We continuously strive to enhance our efficiencies to provide a seamless cross-channel experience to our customers, and achieve greater profitability.

Direct Sales Channel

Since we mailed our first catalog in 1982, we have grown our direct sales channel to include three separate catalogs and three e-commerce websites. As we implement our plan to expand our retail stores, we expect the revenues generated from the retail stores to comprise a greater percentage and eventually a majority of our revenues. However, the direct sales channel will continue to be the core component of our brand identity and the driving force behind the customer data utilized to promote each of our sales channels.

Our direct sales channel generated approximately $60.2 million in revenues in 2006 or 82.5% of our total revenues. Of this amount, we generated approximately $21 million in revenues from Internet orders, or 29% of our total. Our proprietary database contains nearly two million names. We expect this database to continue to grow as we open additional retail locations.

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

Within the Dover Saddlery Annual Catalog, we produce three riding discipline editions, including one each targeting the Dressage, Hunter/Jumper and Eventing segments and one general edition of the Dover Saddlery catalog. Each of these catalogs share core pages, but are modified to target each of the specific customer segments.

Dover Saddlery

We expanded the annual Dover Saddlery catalog from 260 pages in 2005 to 284 pages in 2006. It is the most comprehensive source for the English-style equestrian products market. In addition to the general catalog, the three-targeted editions of the Dover Saddlery annual catalog specialize in the dressage, eventing and hunter/jumper segments.

•	Dressage. This edition introduces the latest in new products for the dressage rider as well as promoting dressage as a form of riding. Dressage is a form of exhibition riding in which the horse performs a pre-programmed ride demonstrating highly schooled training.

•	Eventing. This edition focuses on the cross-country phase of three day Eventing, a triathlon of equestrian sports including dressage, cross-country and show jumping. The specialized saddles and equipment necessary for conditioning and competing the event horse for this endurance test are emphasized in this edition.

•	Hunter/Jumper. This edition showcases the best saddles and tack used by world-class riders in the hunter/jumper ranks, whose participants jump fences in a stadium-jumping arena. At the highest level, these riders compete in Grand Prix jumping events, for prize money of up to $1,000,000 per event.

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

Internet

In July of 2000, we launched our website, www.doversaddlery.com. In February 2002, we acquired the Smith Brothers website, www.smithbrothers.com. Our Internet revenues have grown at a compounded annual growth rate of 42.1% from 2001, our first full year of Internet operations, to 2006 and were approximately $21 million or 29% of total revenues in 2006.

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

Retail Store Operations and Expansion

We currently operate eight stores under the Dover Saddlery name and one store under the Smith Brothers brand. We intend to expand our retail store operations going forward, primarily under the Dover Saddlery brand.

Retail Store Locations:

Dover Saddlery and Dominion Stores

Wellesley, MA
Hockessin, DE
Plaistow, NH
Hunt Valley, MD
Chantilly, VA
Crofton, MD
Charlottesville, VA
Lexington, VA

Smith Brothers
Denton, TX

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

Dover Store Prototype

We are developing three primary prototype store models for nationwide rollout — ‘A’, ‘B’, and ‘C’. Our ‘A Store’ model contains approximately 9,000 to 12,000 square feet and assumes an average initial net investment of approximately $1.5 million, including approximately $110,000 of pre-opening costs and $900,000 of inventory.

A 4,000 to 6,000 square foot ‘B Store’ model assumes an initial investment of approximately $0.9 million, including approximately $80,000 in pre-opening expenses and $550,000 in inventory, and is projected to generate approximately the same level of sales per square foot as the A Store model.

A ‘C Store’ model is currently in development and will be targeted to be a smaller footprint of approximately 3,000 square feet, filling in key markets as appropriate.

New stores may be established in existing leased space or newly constructed facilities. Our new-construction stores have been designed in conjunction with Morton Buildings, a nationwide builder of upscale barns. The economical design incorporates a clear span wood truss that allows the interior space to be completely open. Once inside the store, a post and beam loft structure around the edges will create a hayloft environment for the saddle shop and other destination products. The hayloft in our ’A Stores’ will add up to 4,000 square feet of selling space.

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

Inventory

An additional way that we differentiate ourselves from our competition is through our breadth and depth of inventory. We believe our inventory is deeper than our competitors with $14.8 million in on-hand inventory as of December 31, 2006. With our extensive inventory position and rapid fulfillment capability, we have historically been able to fill approximately 95% of the items ordered within an average of 1.5 business days. Based on our inventory management systems, continuous monitoring of the products we carry and the fact that we carry very few fashion products, we have historically had very little obsolete inventory. Despite the high level of inventory we have historically maintained, we have turned inventory approximately four times per year and we historically have had no material inventory write-downs.

All of the products that are presented in our catalogs are available online and customers can use our websites to enter orders, shop online and check order status and inventory availability. On average, our retail stores stock-inventory items represent over 70% of the merchandise sales we make available through our direct sales channel. All items are available to customers entering our stores by either direct shipment to a customer’s home or for in-store pickup.

Product Mix and Merchandising

We offer feature-rich, need-based, functional products encompassing virtually every product necessary to own, train and compete with a horse. We differentiate ourselves from our competition by our vast breadth and depth of product offerings. We offer products ranging from entry-level price points to the premium high-end, and carry leading brands, niche brands and private label brands to meet the broad range of customer expectations and needs. Our product mix has been relatively consistent over the last five years. We carry the premier names and the most comprehensive offering of the highest quality, broadest range and most technically advanced tack and related gear for serious equestrians. The sales pattern for equestrian products is fairly consistent from year to year. Introductions of new fashions are generally limited, making sales per item more relatively predictable. The low SKU turnover reduces inventory obsolescence and overstock risks.

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

The retail market for equestrian products is highly fragmented. There are no national retail chains. State Line Tack, which has recently announced the closing of its retail operations, operates as a store within a store at selected PetSmart locations, with limited inventory and a direct sales business, and is the only competitor of size. Moreover, only a few regional multi-outlet stores compete in the market for equestrian products.

Seasonality

We experience seasonal fluctuations in our revenues and operating results. Due to buying patterns around the holiday season and a general slowdown during the later part of the summer months, our revenues are traditionally higher in the fourth quarter. In fiscal 2006, we generated 28.8% of our annual revenues during the fourth quarter.

Employees

At December 31, 2006 we had 472 employees; approximately 187 were employed full time. None of our employees are represented by a labor union or are parties to a collective bargaining agreement. We have not experienced any work stoppages and consider our relationship with our employees to be good.

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

Available Information

We electronically file with the United States Securities and Exchange Commission (“SEC”) our annual, quarterly and current reports, amendments to those reports, our Proxy Statement and Annual Report to Stockholders, as well as other documents. Our corporate Internet address is www.doversaddlery.com. Our website provides a hyperlink to a third party website, http://investor.shareholder.com/dovr/, through which our SEC Filings that we file electronically are available free of charge. We believe these reports are made available as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. We do not provide any information directly to the third party website, and we do not check its accuracy. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC, 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Copies of these reports can also be obtained from the SEC’s website at www.sec.gov.

Item 1A.	Risk Factors.

If we cannot successfully execute our planned retail store expansion, our growth and profitability would be adversely impacted.

We currently have nine retail stores and have identified additional locations throughout the U.S. where we plan to open new stores over the next several years. A significant percentage of our projected future growth is expected to be generated from these new locations. If we experience delays in opening new stores, fail to select appropriate sites, encounter problems in opening new locations, or have trouble achieving anticipated sales volume in new locations, our growth and profitability will be adversely impacted. We have only opened two new stores in areas previously served by direct sales and so our experience observing the effects of new stores on our overall sales revenues is limited. Any one or more of the new stores we intend to open may not be profitable, in which event our operating results may suffer.

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

In addition, each retail store is expected to require approximately $0.9 to $1.5 million of capital, including start up costs, leasehold improvements and inventory, and excluding the cost of the real estate. If actual costs are higher than expected or if sales in such stores are lower than expected, we may not be able to open as many retail stores as anticipated or we will need to raise additional capital in order to continue our growth.

If we cannot continue to successfully manage our direct sales channel, it would negatively impact our growth and profitability.

Our direct sales generated 82.5% of our revenues in 2006 and we expect such operations to continue to represent a majority of our sales for at least the next several years. Our success depends on our ability to market, advertise and sell our products effectively through our various catalogs and Internet sites. We believe that the success of our direct sales depends on:

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

Technology failures and privacy and security breaches could adversely affect the company’s business.

Sales through our websites generated 29% of our revenues in 2006. The success of our online business depends in part on factors over which we have limited control. These factors include changing customer preferences, changing buying trends related to Internet usage, changes in technology interfaces, technology failures or human errors, security breaches and consumer privacy concerns. Any failure to respond successfully to these risks and uncertainties might adversely affect sales through our websites, impair our reputation and increase our operating costs.

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

We plan to increase the rate at which we open new stores. As we open new stores, (i) revenues may fluctuate, and (ii) pre-opening expenses are incurred which may not be offset by a corresponding increase in revenues during the same financial reporting period. These factors may contribute to variable operating results.

Some of the expenses associated with openings of our new retail stores, such as headcount and lease occupancy, will increase. Additionally, as we increase inventory levels to provide stores with merchandise, we may not be able to manage this inventory without incurring additional costs. If retail store sales are inadequate to support these new costs, our earnings will decrease.

The terms of our revolving credit facility impose operating and financial restrictions on us, which may impair our ability to grow our business or respond to changing business and economic conditions and could have an adverse impact on our business.

Our current revolving credit facility contains provisions which impose minimum cash flow requirements and which restrict our ability to, among other things, incur or repay additional indebtedness, make particular types of investments, incur liens, pay dividends, consummate mergers and consolidations, enter into transactions with affiliates or make substantial asset sales. In particular, the Company received waivers at December 31, 2006 for the EBITDA bank covenants. In addition, our obligations under the revolving credit facility are secured by interests in substantially all of our personal property excluding store and distribution center equipment and fixtures. In the event of our insolvency, liquidation, dissolution or reorganization, the lenders under our revolving credit facility would be entitled to payment in full from our assets before distributions, if any, were made to our stockholders.

We rely on service providers to operate our business and any disruption of their supply of services could have an adverse impact on our revenues and profitability.

We rely on a number of service providers to operate our business such as:

•	a printer and a database processor to produce and mail our catalogs;

•	a website hosting service provider to host and manage our websites;

•	telephone companies to provide telephone and fax service to our customer service centers and to communicate between locations; and

•	shipping companies such as DHL/Airborne, UPS, FedEx, the U.S. Postal Service and common carriers for timely delivery of our catalogs, shipment of merchandise to our customers and delivery of merchandise from our suppliers, including foreign suppliers, to us and from our warehouse to our retail stores.

Any disruption in these services may have a negative impact on our ability to market and sell our products and serve our customers and could result in increased costs to us.

We rely on merchandise suppliers to operate our business and any disruption of their supply of products could have an adverse impact on our revenues and profitability.

We rely on merchandise suppliers to supply our products in saleable condition, in sufficient quantities, at competitive prices and in a timely manner. In 2006, our single largest merchandise supplier accounted for less than 15% of our sales. Our current merchandise suppliers may not be able to accommodate our anticipated needs in a timely matter or at all. If we are unable to acquire suitable merchandise in a timely manner or lose one or more key merchandise suppliers, we may not be able to offer products that are important to our merchandise assortment, which would have a material adverse effect on our business. While we believe our merchandise supplier relationships are satisfactory, we have no contractual arrangements providing for continued supply from our key merchandise suppliers and our merchandise suppliers may discontinue selling to us at any time or may raise the cost of merchandise and we may be unable to pass such price increases along to our customers.

If we do not properly manage our inventory levels, our operating results and available funds for future growth will be adversely affected.

We currently maintain a high level of inventory and have a broad depth of products for our customers. The investment associated with this high level of inventory is substantial. If we fail to adequately predict the amount or mix of our inventory, we will incur costs associated with stocking inventory that is not being sold or fails to meet the demands of our customers or we may be required to write off or write down inventory which would hurt our operating results. If we do not meet the needs of our customers, they may decide to purchase products from our competitors. Although we have some ability to return merchandise to our suppliers, we incur additional costs in doing so and we may not be able to return merchandise in the future.

If our information technology systems fail to perform as designed or if we need to make system changes in order to support our growing direct and retail store businesses, there may be disruptions in operations.

The efficient operation of our business is dependent on our information technology systems and our point of sale, or POS, systems. Our information technology systems are located in Littleton, MA, and our POS systems are located in each retail store. These systems, which operate our website, process transactions, respond to customer inquiries, manage inventory, purchase, sell and ship goods on a timely basis, and maintain cost-effective operations, are subject to damage from natural disasters, power failures, hardware and software failures, security breaches, network failures, computer viruses and operator negligence. The failure of our information technology systems and our POS systems to perform as designed, even if temporary, could adversely affect inventory levels, shipments to customers and customer service. Any such event would have a material adverse effect on our operating results.

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

A decline in discretionary consumer spending and related externalities could reduce our revenues.

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

We experience seasonal fluctuation in our revenues and operating results. We typically realize a higher portion of our revenues and operating results during the fourth quarter. As a result of this seasonality, we believe that quarter to quarter comparisons of our operating results are not necessarily meaningful and that these comparisons should not be relied upon as indicators of future performance.

Competition in the equestrian products market could reduce our revenue and profitability.

The equestrian products market is highly fragmented with approximately 10,000 retail store locations nationwide. Many of these are small businesses that have a loyal customer base. We may therefore not be able to generate sufficient sales to support our new retail store locations. We also compete directly with State Line Tack, which has recently announced plans to close its retail operations. It is owned by PetSmart and has greater financial resources than we have. There are also a significant number of sporting goods stores, mass merchandisers and other better funded companies that could decide to enter into or expand their equestrian products offerings. In addition, if our competitors reduce their prices, we may have to reduce our prices in order to compete. We may also be forced to increase our advertising or mail a greater number of catalogs in order to generate the same or even lower level of sales. Any one of these competitive factors could adversely affect our revenues and profitability.

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

Our future success depends to a significant degree on the skills, experience and efforts of Stephen Day, our President and Chief Executive Officer, Jonathan Grylls, our Chief Operating Officer, and other key personnel including our senior executive management. We currently maintain four million dollars of key-man life insurance on Mr. Day, the proceeds of which are required to pay down outstanding debt. Effective as of September 1, 2005, we have entered into employment agreements with Mr. Day and Mr. Grylls, which contain provisions for non-competition, non-solicitation and severance. In addition, our future success depends upon our ability to attract and retain highly-skilled and motivated, full-time and temporary sales personnel with appropriate equestrian products industry knowledge and retail experience to work in management and in our retail stores. The loss of the services of any one of these individuals or the inability to attract and retain qualified individuals for our key management and retail sales positions may have a material adverse effect on our operating results.

We may need additional financing to execute our growth strategy, which may not be available on favorable terms or at all, which could increase our costs, limit our ability to grow and dilute the ownership interests of existing shareholders.

Our current revolving credit facility is due in full on September 16, 2008, which may limit our ability to finance the opening of all of our planned additional stores over the next several years. In order to satisfy our revolving credit facility when due and to execute our retail store expansion strategy, we may need to borrow additional funds, raise additional equity financing or finance our planned expansion from profits. We may also need to raise additional capital in the future to respond to competitive pressures or unanticipated financial requirements. We may not be able to obtain additional financing, including the extension or refinancing of our revolving credit facility, on commercially reasonable terms or at all. A failure to obtain additional financing or an inability to obtain financing on acceptable terms could require us to incur indebtedness at high rates of interest or with substantial restrictive covenants, including prohibitions on payment of dividends.

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

Our retail store expansion strategy may result in our direct sales business establishing a nexus with additional states, which may cause our direct sales business to pay additional income and sales tax and have an adverse effect on the revenues and cash flows of our direct sales business.

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

We have, or have rights to, four trademarks that we consider to be material to the successful operation of our business: Dover Saddlery, Smith Brothers, Miller’s Harness and The Source. We currently use all of these marks in our direct sales business. We also have several additional pending trademark applications. We also regard our copyrights, service marks, trade dress, trade secrets and similar intellectual property as critical to our success. In addition to our registered marks and pending applications, our principal intellectual property rights include copyrights in our catalogs, rights to our domain names and our databases and information management systems. As such, we rely on trademark and copyright law, trade secret protection and confidentiality agreements to protect our proprietary rights. Nevertheless, the steps we take to protect our proprietary rights may be inadequate. Our trademark applications may not be granted, and we may not be able to secure significant protection for our marks. Our competitors or others may adopt trademarks or service marks similar to our marks or try to prevent us from using our marks, thereby impeding our ability to build brand identity and possibly leading to customer confusion. In addition, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. If we are unable to protect or preserve the value of our trademarks, copyrights, trade secrets or other proprietary rights for any reason, our brand and reputation could be impaired or diluted and we may lose customers.

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

We are subject to numerous regulations governing the Internet and e-commerce, retailers generally, the importation, promotion and sale of merchandise, and the operation of retail stores and warehouse facilities. These regulations include customs, privacy, truth-in-advertising, consumer protection, shipping and zoning and occupancy laws and ordinances. Many of these laws and regulations may specifically impede the growth of the Internet or other online services. If these laws were to change, or are violated by our management, employees, suppliers, buying agents or trading companies, we could experience delays in shipments of our goods or be subject to fines or other penalties which could hurt our business, financial condition and results of operations.

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

Item 1B.	Unresolved Staff Comments.

The Company is not an accelerated filer, a large accelerated filer, or a well-known seasonal issuer, and we have not received written comments from the SEC Staff regarding our periodic or current reports.

Item 2.	Properties.

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

Currently, we lease approximately 65,000 square feet of space for our nine retail stores located in Massachusetts (1), Virginia (3), New Hampshire (1), Maryland (2), Delaware (1) and Texas (1).

Item 3.	Legal Proceedings.

From time to time, we may be exposed to litigation relating to our products and operations. Except as described below, we are not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our financial conditions or results of operations.

In February 2006, following the close of the 2005 fiscal year, the Company received an invoice for $2.1 million from Goldsmith, Agio, Helms & Linner LLC (GAH) seeking a success fee for financial advisory services purportedly due in connection with the Company’s initial public offering (IPO). In a cover letter accompanying its invoice, GAH asserted that if its invoice was not paid, GAH would pursue its claim in arbitration (herein, the “GAH Claim”).

We communicated emphatically to GAH that GAH did not have a valid claim for a success fee or other compensation in connection with the Company’s IPO. Nonetheless, on March 24, 2006, GAH filed a demand for arbitration with the American Arbitration Association for $2.1 million, plus interest and fees.

We deny any and all liability for the GAH Claim and we have vigorously defended against such claim.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our common stock trades on The NASDAQ Stock Market LLC under the symbol “DOVR”. As of March 6, 2007, the number of holders of record of our common stock was 27 and the approximate number of beneficial owners was 883.

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock for each full quarterly period as reported on The NASDAQ Stock Market LLC since our common stock commenced trading on NASDAQ Stock Market LLC on November 18, 2005:

	High	Low

Fiscal Year Ended December 31, 2006
First Quarter	$9.72	$6.80
Second Quarter	8.59	7.00
Third Quarter	8.60	6.44
Fourth Quarter	9.26	7.15
Fiscal Year Ended December 31, 2005
Fourth Quarter	$12.89	$8.50

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any earnings for use in the operation and expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Moreover, our current revolving credit facility contains provisions which restrict our ability to pay dividends.

The information required to be disclosed by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans,” and by Item 201(e) of Regulation S-K, “Performance Graph”, is included under Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities.

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

The issuances of securities described above were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4 (2) of the Securities Act of 1933 as transactions by an issuer not involving any public offering and, in the case of bank debt, in reliance on the straight debt definitional exemption. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising.

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

Issuer Purchases of Equity Securities

Except as set forth above, during the quarter ended December 31, 2006, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers”, of shares of our common stock.

Item 6.	Selected Financial Data.

The selected historical financial data shown below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our Consolidated Financial Statements and related notes included elsewhere in this Form 10-K. We have derived our Consolidated Statements of Operations Data and certain of our Other Consolidated Financial Data for the years ended December 31, 2002, 2003, 2004, 2005 and 2006 and Consolidated Balance Sheet Data as of December 31, 2002 through December 31, 2006 from our audited Consolidated Financial Statements. Historical results do not necessarily indicate the results you should expect for future periods. The historical financial information gives retroactive effect to a 1.3179 for 1 stock split, which was effected on November 22, 2005 concurrent with the completion of our public offering.

	Year Ended December 31
	2006	2005	2004	2003	2002
	(dollars in thousands)

Consolidated Statement of Income:
Revenues, net	$73,046	$62,650	$58,698	$52,455	$42,670
Cost of revenues	45,771	39,271	36,857	32,712	26,632

Gross profit	27,275	23,379	21,841	19,744	16,038
Selling, general and administrative expenses (including non-cash stock-based compensation expense of $17 in 2006, $141 in 2005 and $530 in 2004)	24,021	19,797	17,670	15,544	12,301

Operating income	3,254	3,583	4,171	4,200	3,738
Interest expense	768	1,865	1,202	1,770	1,347
Deferred financing and other related costs	180	408	122	55	142

Income before provision for income taxes	2,306	1,310	2,847	2,375	2,248
Provision for income taxes	914	484	1,481	1,111	999

Net income	$1,392	$826	$1,366	$1,264	$1,249

Preferred stock dividend	—	113	160	160	160
Net income attributed to common stockholders	$1,392	$713	$1,206	$1,104	$1,089

Net income per common share, basic	$0.27	$0.21	$0.42	$0.40	$0.39

Net income per common share, diluted	$0.26	$0.18	$0.31	$0.30	$0.30

Number of shares used in per share calculations:
Basic	5,074	3,374	2,848	2,761	2,761
Diluted	5,320	4,514	4,355	4,194	4,158
Other Operating Data:
Number of retail stores(1)	6	4	3	2	2
Capital expenditures	$1,674	$510	$661	$209	$338
Cash flows (used in) provided by operating activities	$(52)	$864	$1,867	$1,078	$1,314
Cash flows (used in) investing activities	$(3,420)	$(532)	$(714)	$(573)	$(769)
Cash flows provided by (used in) financing activities	$686	$2,490	$(1,147)	$(519)	$(508)
Gross profit margin	37.3%	37.3%	37.2%	37.6%	37.6%

	Year Ended December 31
	2006	2005	2004	2003	2002
	(dollars in thousands)

EBITDA(2)	$3,963	$4,372	$5,254	$4,829	$4,212
EBITDA margin(2)	5.4%	7.0%	9.0%	9.2%	9.9%
Consolidated Balance Sheet Data:
Cash and cash equivalents	$101	$2,887	$64	$58	$72
Total assets	$36,866	$31,677	$26,763	$25,503	$23,534
Total long-term liabilities	$9,017	$8,272	$11,778	$12,460	$12,080
Total liabilities	$18,136	$14,295	$17,352	$17,955	$17,368
Total equity	$18,730	$17,382	$9,411	$7,548	$6,166

(1)	Does not include the two Dominion stores remaining open during renovations in Q4 2006, or the fourth store closed for renovation during Q4 2006. Includes the new Dover store in Hunt Valley, MD, opened September 29, 2006 and the Crofton, MD store opened on December 1, 2006.

(2)	When we use the term “EBITDA”, we are referring to net income minus interest income plus interest expense, income taxes and depreciation and amortization. We present EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

EBITDA has some limitations as an analytical tool and you should not consider it in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities or any other measure calculated in accordance with generally accepted accounting principles. Some of the limitations are:

•	EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or capital commitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the interest expense or cash requirements necessary to service interest or principal payments on our debt;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; and

•	other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table reconciles EBITDA to net income.

	Year Ended December 31
	2006	2005	2004	2003	2002
	(dollars in thousands) (1)

Net income	$1,392	$826	$1,366	$1,264	$1,249
Depreciation	557	484	414	395	345
Amortization of other intangible assets	137	164	139	235	129
Amortization of deferred stock-based compensation	17	141	530	—	—
Interest expense and other related financing costs; net	948	2,273	1,324	1,824	1,489
Income taxes	914	484	1,481	1,111	999

EBITDA	$3,963	$4,372	$5,254	$4,829	$4,212

(1)	Certain of these amounts may not properly sum due to rounding.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Historical Development

Our business was started in 1975 by top-ranked English-style riding champions, Jim and David Powers. Our Wellesley, MA retail store opened in 1975 and our catalog operations began in 1982. In September 1998, Stephen Day, our current President and Chief Executive Officer and a veteran of the equestrian products direct marketing industry, and certain other investors acquired a controlling interest in Dover. In 2000, we launched our main website, www.doversaddlery.com. In 2002, we opened our second Dover Saddlery store in Hockessin, DE and we expanded into the Western-style market by acquiring the Smith Brothers catalog and website, www.smithbrothers.com. In 2003, we acquired rights to the Miller’s Harness brand for use in catalog and Internet sales to target entry-level and lower-cost equestrian products customers. We opened a Smith Brothers store in Denton, TX in 2004 and our third Dover Saddlery store in Plaistow, NH in 2005. In September 2006, we opened our new Hunt Valley, MD store. In addition, we acquired Dominion Saddlery and over the next nine months, have remodeled, expanded and converted the four stores into Dover Saddlery stores.

We offer a comprehensive selection of products required to own, train and compete with a horse, selling from under $1 to over $4,000. Our products fall into the following three main categories:

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

Consolidated Performance and Trends

In 2006 net income was $1.4 million or $0.26 per diluted share compared to $0.8 million or $0.18 per diluted share in 2005 and $1.4 million or $0.31 per diluted share in 2004. Net income increased 69% in 2006 and decreased 40% in 2005. The increase in net income in 2006 was attributable to our growth in both our direct and retail revenue channels, as well as reduced interest costs. The decrease in net income in 2005 was primarily due to slower growth in 2005 and increased deferred financing costs.

We achieved the results in 2006 by continuing to execute our growth strategies of expanding revenues in both our direct and retail channels. Our direct revenues increased 13% in 2006 through catalog and internet initiatives to both existing and new customers. This trend of increased direct revenue is dependent upon the continued response of our customers to these initiatives. We respond to fluctuations in response by adjusting the quantities of catalogs mailed and other marketing strategies in order to maximize revenue opportunity and manage costs. Our retail revenues increased 38% in 2006 due primarily to our strategic expansion of retail stores as well as same store sales growth. This trend of increased revenue and profitability is dependent upon our ability to continue to execute our expansion strategy by opening new store locations and our customers continued support of new retail stores. We respond to fluctuations in retail revenues by adjusting marketing efforts and operations to support our retail stores and manage costs, as well as continuing to focus on our proprietary store optimization modeling to determine the rate and location of new store openings.

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

In 2006, approximately 82.5% of our revenues resulted from sales through our direct channel, and 17.5% resulted from sales at our nine retail stores which increased significantly from the 14.9% of retail sales in 2005, due primarily to the beginning of our retail rollout plan. All revenues are recorded net of product returns.

Revenues from our product sales are seasonal. In addition, our revenues can be affected by the timing of our catalog mailings. In 2006, 28.8% of our revenues were generated in the fourth quarter.

Cost of Revenues

The most significant components of our cost of revenues are product costs, purchasing, handling and transportation costs to obtain the products and ship them to our customers. We manage our integrated merchandising efforts by forming positive relationships with over 600 suppliers to ensure competitive costs and the most up-to-date and complete product offering for our customers. We have implemented procedures to promote labor efficiencies in the handling of our products. In addition, we work closely with transportation companies in negotiating competitive rate structures to manage our freight costs.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of:

•	advertising, marketing and other brand-building costs, primarily associated with developing, printing and distributing our catalogs and internet advertising;

•	labor and related costs for order processing, and salaries and related costs for marketing, creative and executive personnel;

•	infrastructure costs and information system costs;

•	credit card processing fees;

•	occupancy and other overhead costs;

•	store pre-opening costs;

•	public company, professional fees and other legal, accounting and related costs; and

•	amortization of non-cash, stock-based compensation.

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

Results of Operations

The following table sets forth our results of operations for the periods shown (dollars in thousands)(1):

	Year Ended December 31
	2006	2005	2004

Revenues, net — direct	$60,249	$53,346	$52,160
Revenues, net — retail stores	12,797	9,304	6,538

Revenues, net — total	73,046	62,650	58,698
Cost of revenues	45,771	39,271	36,857

Gross profit	27,275	23,379	21,841
Selling, general and administrative expenses (including non-cash stock-based compensation expense of $17 in 2006, $141 in 2005 and $530 in 2004)	24,021	19,797	17,670

Operating income	3,254	3,582	4,171
Interest expense and other related financing costs, net	948	2,273	1,324

Income before provision for income taxes	2,306	1,310	2,847
Provision for income taxes	914	484	1,481

Net income	$1,392	$826	$1,366

Other Operating Data:
Number of retail stores(2)	6	4	3
Capital expenditures	$1,674	$510	$661
Cash flows (used in) provided by operating activities	$(52)	$864	$1,867
Cash flows (used in) investing activities	$(3,420)	$(532)	$(714)
Cash flows provided by (used in) financing activities	$686	$2,490	$(1,147)
Gross profit margin	37.3%	37.3%	37.2%
EBITDA(3)	$3,963	$4,372	$5,254
EBITDA margin(3)	5.4%	7.0%	9.0%

(1)	Applies to dollar references both in line item description and in tabular columns.

(2)	Does not include the two Dominion stores remaining open during renovations in Q4 2006, or the fourth store closed for renovation during Q4 2006. Includes the new Dover store in Hunt Valley, MD, opened September 29, 2006 and the Crofton, MD store opened on December 1, 2006.

(3)	When we use the term “EBITDA”, we are referring to net income minus interest income plus interest expense, income taxes and depreciation and amortization. We present EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

The following table sets forth our results of operations as a percentage of revenues for the periods shown:

	Year Ended December 31(1)
	2006	2005	2004

Revenues, net — direct	82.5%	85.1%	88.9%
Revenues, net — retail stores	17.5	14.9	11.1
Revenues, net — total	100.0	100.0	100.0
Cost of revenues	62.7	62.7	62.8
Gross profit	37.3	37.3	37.2
Selling, general and administrative expenses (including non-cash stock-based compensation in 2004, 2005 and 2006)	32.9	31.6	30.1
Operating income	4.4	5.7	7.1
Interest expense and other related financing costs	1.3	3.6	2.3
Income before provision for income taxes	3.2	2.1	4.9
Provision for income taxes	1.3	0.8	2.5

Net income	1.9	1.3	2.3

(1)	Certain of these amounts may not sum properly due to rounding

Comparison of Years Ended December 31, 2006 and 2005

Revenues

Our total revenues increased 17% to $73.0 million in the year 2006, from $62.7 million in 2005, a total increase of $10.3 million. Revenues in our direct sales channel increased $6.9 million, or 13% to $60.2 million, and revenues in our retail store channel increased $3.5 million, or 38% to $12.8 million. The increase in revenues from our direct sales channel was due to higher unit volumes through both catalog and the Internet, and from both the Dover Saddlery and the Smith Brothers brands. The increase in our retail revenues was attributable to two new Dover stores, the Dominion acquisition and growth in same store sales.

Gross Profit

Gross profit increased 17% to $27.3 million for the year, from $23.4 million in 2005. Gross profit as a percentage of revenues was held constant at 37.3% for the year. The increase of $3.9 million in gross profit was due to increased revenues in both our retail and direct sales channels. The consistency in gross profit as a percentage of revenues was attributable to positive variations in both overall product mix and the sales mix of our catalogs, partially offset by increased freight costs.

Selling, General and Administrative

Selling, general and administrative expenses increased to $24.0 million (33% of revenues) for the year ended in 2006, from $19.8 million (32% of revenues) in 2005. The $4.2 million increase includes $1.4 million in marketing costs, primarily catalog expense, internet advertising and new store support to drive increased revenues. Labor and related costs increased approximately $0.5 million to support the new retail stores, increased direct channel sales and increased merchandising support functions. Facility costs for new retail store space increased $0.1 million in the fourth quarter of 2006. New public company costs, consisting of legal, audit, investor relations, and insurance fees increased by $1.0 million over the prior year.

Interest Expense

Interest expense, including amortization of deferred financing costs attributed to our subordinated debt and revolving credit facility, decreased 58% to $0.9 million for the year ended in 2006, compared to $2.3 million in 2005. Our debt levels were reduced substantially as the result of the interim application of the company proceeds from the IPO, resulting in decreased interest expense for both senior and remaining subordinated debt.

Income Tax Provision

The provision for income taxes was $0.9 million for the year ended in 2006, reflecting an effective tax rate of 39%, as compared to $0.5 million in 2005, reflecting an effective tax rate of 37%.

Net Income

Net income for the year ended in 2006 was $1.4 million, an increase of 69%, or $0.6 million over the $0.8 million net income achieved in 2005. This substantial increase is due to the growth in our direct and retail revenues and gross profits, as well as reduced interest costs, all partially offset by our investment in marketing, increased freight costs, and the costs of being a public company. Our 2006 earnings per share, fully diluted, increased to $0.26 per share from the prior year of $0.18 per share.

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

Selling, General and Administrative

Selling, general and administrative expenses increased to $19.8 million (31.6% of revenues) in 2005 from $17.7 million (30.1% of revenues) in 2004. The $2.1 million increase includes $0.9 million in marketing costs, primarily catalog circulation, internet advertising and new store support. Labor and related costs increased approximately $0.8 million to support the new Dover store, increased direct channel sales and increased merchandising support functions. Occupancy costs increased $0.4 million for both retail and direct facilities, and new public company costs added $0.1 million. Amortization of non-cash stock-based compensation was approximately $0.1 million and $0.5 million in 2005 and 2004, respectively.

Interest Expense

Interest expense of $2.3 million in 2005, including amortization of deferred financing costs attributed to our subordinated debt and revolving credit facility, was approximately $1.0 million more than 2004 interest expense of $1.3 million. This increase was due primarily to financing-related costs, certain of which are non-recurring, including accelerated write-off of deferred financing fees in connection with the payment of debt, incurrence of prepayment fees on debt reduction, other financing fees, and the increased debt levels required to finance the redemption of stock from a stockholder.

Income Tax Provision

The provision for income taxes was $0.5 million in 2005, reflecting an effective tax rate of 37.0%, as compared to $1.5 million in 2004, reflecting an effective tax rate of 52.0%. The lower effective rate in 2005 versus 2004 is attributable to the deductibility of certain non-cash stock-based compensation charges.

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

The following table presents our un-audited quarterly results of operations for the eight fiscal quarters ended December 31, 2006. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of our financial position and operating results for the quarters presented.

Fiscal Quarter Ended

	Dec 31,	Sept 30,	June 30,	March 31,	Dec 31,	Sept 30,	June 30,	March 31,
	2006	2006	2006	2006	2005	2005	2005	2005
	(In thousands except per share data)

Revenues, net — direct	$16,960	$13,433	$14,893	$14,963	$15,449	$11,579	$13,443	$12,875
Revenues, net — retail stores	4,080	3,759	2,888	2,070	2,663	2,380	2,891	1,370

Revenues, net — total	21,040	17,192	17,781	17,033	18,112	13,959	16,334	14,245
Cost of revenues	12,519	10,896	11,297	11,059	11,087	8,689	10,323	9,172

Gross profit	8,521	6,296	6,484	5,974	7,025	5,270	6,011	5,073
Selling, general and administrative expenses	7,336	5,751	5,501	5,433	5,930	4,640	4,682	4,546

Operating income	1,185	545	983	541	1,095	631	1,329	528
Interest expense, financing and other related costs	268	248	223	209	1,001	470	409	392

Income before provision/(benefit) for income taxes	917	297	760	332	94	161	920	136
Provision/(benefit) for income taxes	366	99	312	137	(97)	77	405	99

Net income	$551	$198	$448	$195	$191	$84	$515	$37

Net income per share — basic	$0.11	$0.04	$0.09	$0.04	$0.04	$0.06	$0.16	$0.00

Net income per share — diluted	$0.10	$0.04	$0.09	$0.04	$0.04	$0.02	$0.11	$0.01

Liquidity and Capital Resources

In 2006, we utilized $2.8 million of cash in pursuing our growth strategy of opening new retail locations, providing inventory for those new stores, and acquiring Dominion Saddlery. Cash was also utilized for general working capital requirements, capital expenditure requirements and third-party debt service requirements. The sources for the cash utilized were cash flows generated from our operations and availability under our revolving credit facility. We may in the future need to obtain additional financing from banks, or through public offerings or private placements of debt or equity securities, strategic relationships, or other arrangements.

Operating Activities

The cash utilized by our operating activities in 2006 was $0.1 million, comprised of $2.2 million of net income and non-cash expenses, increased by additional payables and accrued expenses of $2.9 million. Cash was reduced by additional inventory of $4.1 million, primarily for new retail stores and support of increased revenues, higher seasonal prepaid catalog costs, and receivables generated by higher year-end sales levels. Cash provided by our operating activities in 2005 was $0.9 million, consisting primarily of net income and non-cash expenses totaling $2.3 million, reduced by inventory increases of $0.8 million, mostly for the new Plaistow, NH store, as well as seasonal reductions in prepaid catalogs of $0.9 million. In 2004, cash provided by our operating activities was primarily due to net income of $1.9 million and non-cash expenses of $0.8 million, which were partially offset by an increase in inventory of $0.9 million, due to the opening of a new retail store, in addition to our normal revenues-related increases.

Investing Activities

Cash used in our investing activities was $3.4 million in 2006, with $1.5 million attributable to the Dominion acquisition, $1.7 million of retail store build-out and equipment costs, and $0.2 million in other assets and deposits. Cash used in our investing activities in 2005 was $0.5 million, and in 2004 was $0.7 million. Investment activities throughout these periods represent the purchase of capital equipment in support of our growth, including leasehold improvements, computer equipment, internal use software, furniture and fixtures and the purchase of other assets. Continued high levels of investment activities can be expected in 2007 and future years to fit out planned new retail stores with leasehold improvements, computer equipment, fixtures, furniture and other assets.

Financing Activities

Net cash provided by our financing activities was $0.7 million in 2006, consisting primarily of $0.9 million in additional utilization of our revolving debt facility. In 2005, net cash provided by our financing activities was $2.5 million. The net proceeds of the company portion of our offering were $12.4 million, which were utilized to pay down subordinated debt by $5.1 million, reduce our revolving credit line, and provide cash for the business. In September 2005, those facilities were utilized to consummate the $6.0 million repurchase of treasury stock more fully described below. In 2004, net cash used in our financing activities consisted primarily of $0.9 million for repayment of net borrowings under our revolving credit facility and $0.2 million in capital lease payments.

Revolving Credit Facility

In September 2005, we renewed and increased our revolving credit facility with Bank of America, N.A., under which we can borrow up to $16.0 million, including $2.0 million for letters of credit. Interest accrues at a variable rate based on both prime and published LIBOR rates. The credit facility expires on September 16, 2008 at which time all advances will be immediately due and payable. As of December 31, 2006, the revolving credit facility borrowing limit was $16.0 million and the amount outstanding under the credit facility was $5.9 million at a rate of 8.25% and the unused amount available was $10.1 million. Borrowings are secured by substantially all of our assets. Under the terms of our credit facility, we are subject to certain covenants including, among others, maximum funded debt ratios and capital expenditures, and minimum operating cash flows and profitability. At December 31, 2006, we were in compliance with all covenants under the credit facility with the exception of our minimum EBITDA and maximum capital expenditure limitations, for which waivers were obtained. We also obtained covenant amendments on a prospective basis. If a default occurs, the bank may require that we repay all amounts then outstanding. Any amounts which we may be required to repay prior to a scheduled repayment date, however, would reduce funds that we could otherwise allocate to other opportunities that we consider desirable.

Senior Subordinated Note and Warrant

On September 16, 2005, we closed an Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc., which provided for our issuance of a senior subordinated note payable, which is due in full on September 16, 2009 for aggregate proceeds of $8.05 million. Of such proceeds, $3.5 million was used to pay off a previously existing subordinated note payable and $4.0 million was used to pay a portion of a $6.0 million purchase price of 795,865 shares of our common stock. The note is a general senior subordinated obligation, is subordinated in right of payment to our existing and future senior debt, ranks equal in right of payment with any of our future senior subordinated debt and is senior in right of payment to any of our future subordinated debt. Interest at an annual rate of 11.5% is payable monthly on the fifth business day of the month. Prepayment on the principal amount due under the note may voluntarily be made at any time in multiples of $100,000, plus accrued and unpaid interest and a prepayment fee equal to the principal amount prepaid multiplied by 3.0% if prepayment is made prior to September 16, 2006, by

4.0% if prepayment is made prior to September 16, 2007, 5.0% if prepayment is made prior to September 16, 2008 and 6.0% if prepayment is made prior to September 16, 2009. Mandatory prepayment is required upon a change in control. Simultaneously with the issuance of this note, we issued a warrant to Patriot Capital Funding, Inc. exercisable at any time after March 31, 2006 for up to 30,974 shares of our common stock at an exercise price of $0.00759 per share. The warrant was exercised in March 2007. In December 2005, we utilized proceeds from our public offering to prepay $5.1 million of the debt due under the note, leaving a balance of $3,000,000 at December 31, 2006 and 2005.

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

Working Capital and Capital Expenditure Needs

We believe our existing cash, cash equivalents, expected cash to be provided by our operating activities, and funds available through our revolving credit facility will be sufficient to meet our currently planned working capital and capital expenditure needs over at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the expansion of our retail stores, the acquisition of new capabilities or technologies and the continuing market acceptance of our products. To the extent that existing cash, cash equivalents, cash from operations and cash from our revolving credit facility under the conditions and covenants of our credit facilities are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our revolving credit facility and leases for our headquarters and distribution facility, as well as our retail stores and miscellaneous office space. The following table describes our commitments to settle contractual obligations in cash as of December 31, 2006, unless otherwise noted:

	Payments Due by Period
	2007	2008	2009	2010	2011	Total
	(in thousands)

Short-term bank borrowings	$1,636	$—	$—	$—	$—	$1,636
Capital leases	132	100	38	—	—	270
Operating leases	1,609	1,539	1,439	1,098	1,554	7,239
Revolving credit facility	—	5,900	—	—	—	5,900
Senior subordinated notes	—	—	3,000	—	—	3,000

Total	$3,377	$7,539	$4,477	$1,098	$1,554	$18,045

Off-Balance Sheet Arrangement

As of December 31, 2006, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

Revenue Recognition

Revenues from product sales are recognized at the time of shipment to catalog and Internet customers and at the point of sale to retail store customers. At the time of recognition, we provide a reserve for projected product returns based on prior return experience. For the periods presented, merchandise returns have been consistent; resulting in period-end reserves of $713,000 and $656,000 for the years ended December 31, 2006 and 2005, respectively. We do not anticipate changes to the future trends of our merchandise returns.

Shipping and handling fees charged to the customer are recognized at the time the products are shipped to the customer and are included in net revenues. Shipping costs are included in cost of goods sold.

Inventory Valuation

Inventory consists of finished goods in our warehouse and retail stores. Our inventory is stated at the lower of cost, with cost determined by the first-in, first-out (FIFO) method, or net realizable market value. We continuously monitor the costs allocated to ensure adequate valuation of the related products. Our reserve for inventory obsolescence was $70,000 for the years ended December 31, 2006 and 2005, respectively. Inventory valuation charges have remained consistent throughout each period presented. We do not foresee any change to this trend which currently recognizes annual valuation charges below that of the period end reserve balances.

Advertising Costs and Catalog Expenses

The costs of direct-response advertising materials, primarily catalog production and distribution, are deferred in accordance with Statement of Position (SOP) 93-7, Reporting on Advertising Costs.  These costs are recognized over the period of expected future revenues, which is less than one year. Advertising costs not related to our direct response catalogs and marketing activities are expensed as incurred.

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

Stock-based Compensation

The Company adopted SFAS No. 123(R), which is a revision of SFAS No. 123, as of January 1, 2006, using the modified prospective method. Therefore, the results for the years ended December 31, 2005 and 2004 have not been restated. Consistent with the adoption of SFAS No. 123(R), the Company recognized $17,000 of stock-based compensation for the year ended December 31, 2006. Please refer to Note 2 to the consolidated financial statements for further discussion.

Impairment of Long-lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to discounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We do not believe that any of our long-lived assets were impaired as of December 31, 2006 and 2005.

We account for goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill be reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying amount of a reporting unit exceeds its estimated fair value, goodwill is evaluated for potential impairment. Management has determined, based on the guidance of SFAS No. 142, there is one reporting unit, the Company as a whole. We performed our annual test of impairment of goodwill as of December 31, 2006. Based on the results of the first step of the goodwill impairment test, we have determined that no impairment had occurred, as the fair value of the reporting unit exceeded the respective carrying value. Therefore, the second step of the goodwill impairment test was not necessary.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

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

Interest Rate Sensitivity

We had cash and cash equivalents totaling $0.1 million at December 31, 2006. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of December 31, 2006, all of our investments were held in money market and other short-term investment accounts.

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments, primarily certain borrowings under our revolving credit facility. The advances under this revolving credit facility bear a variable rate of interest determined as a function of the prime rate and the published LIBOR rate at the time of the borrowing. If interest rates were to increase by one percent, the additional interest expense as of December 31, 2006 would be approximately $59,000 annually. At December 31, 2006, there was $5.9 million outstanding under our revolving credit facility.

Item 8.	Financial Statements and Supplementary Data.

DOVER SADDLERY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Dover Saddlery, Inc.:

We have audited the accompanying consolidated balance sheets of Dover Saddlery, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005 and the related consolidated statements of income, redeemable convertible preferred stock, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dover Saddlery, Inc. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 21, 2007

DOVER SADDLERY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$101,282	$2,886,685
Accounts receivable	794,909	159,832
Inventory	14,810,572	10,072,584
Prepaid catalog costs	2,133,558	1,600,526
Prepaid expenses and other current assets	987,531	968,134
Income tax receivable	—	167,505

Total current assets	18,827,852	15,855,266
Furniture and fixtures	674,616	1,418,776
Office and other equipment	1,425,611	254,221
Leasehold improvements	3,184,015	1,960,236

Total capital assets	5,284,242	3,633,233
Less accumulated depreciation and amortization	(2,452,608)	(1,903,905)

Net capital assets	2,831,634	1,729,328
Other assets:
Deferred income tax assets	297,400	253,500
Other assets, net	642,483	703,232
Goodwill	14,266,525	13,135,221

Total other assets	15,206,408	14,091,953

Total assets	$36,865,894	$31,676,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations and short term bank borrowings	$1,767,946	$171,237
Accounts payable	3,507,953	2,628,420
Accrued expenses and other current liabilities	3,354,843	2,949,336
Income tax payable	281,701	—
Deferred income tax liability	206,200	273,600

Total current liabilities	9,118,643	6,022,593
Commitments and contingencies (Notes 5 & 11)	—	—
Long-term liabilities:
Revolving line of credit	5,900,000	5,000,000
Subordinated notes payable	3,000,000	3,000,000
Capital lease obligation, net of current portion	117,043	272,302

Total long-term liabilities	9,017,043	8,272,302
Stockholders’ equity Common Stock, par value $0.0001 per share; 15,000,000 shares authorized; issued 5,074,344 as of December 31, 2006 and December 31, 2005	507	507
Additional paid in capital	43,887,875	43,883,692
Deferred compensation	—	—
Accumulated other comprehensive income	—	47,600
Treasury stock, 795,865 shares at cost	(6,081,986)	(6,081,986)
Accumulated deficit	(19,076,188)	(20,468,161)

Total equity	18,730,208	17,381,652

Total liabilities and stockholders’ equity	$36,865,894	$31,676,547

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2006	2005	2004

Revenues, net	$73,046,123	$62,650,380	$58,697,937
Cost of revenues	45,771,416	39,270,848	36,856,972

Gross profit	27,274,707	23,379,532	21,840,965
Selling, general, and administrative expenses (including non-cash stock-based compensation charges of $17,000 in 2006, $141,100 in 2005 and $530,335 in 2004)	24,020,467	19,796,321	17,669,703

Income from operations	3,254,240	3,583,211	4,171,262
Interest expense, financing and other related costs	948,467	2,273,091	1,324,327

Income before provision for income taxes	2,305,773	1,310,120	2,846,935
Provision for income taxes	913,800	484,400	1,481,300

Net income	$1,391,973	$825,720	$1,365,635

Net income per share (Note 2) Basic	$0.27	$0.21	$0.42

Diluted	$0.26	$0.18	$0.31

Number of shares used in per share calculation (Note 2) Basic	5,074,000	3,374,000	2,848,000
Diluted	5,320,000	4,514,000	4,355,000

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK,
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Redeemable Convertible
	Preferred Stock		Common Stock						Other	Treasury Stock		Retained
	Number of	Redemption	Number of	Put Right	Par	Employees	Additional	Deferred	Comprehensive	Number of	Redemption	Earnings
	Shares	Value	Shares	Value	Value	Notes Receivable	Paid in Capital	Compensation	Income	Shares	Value	(Deficit)	Total

Balance at December 31, 2003	1,337,661	$2,846,640	2,761,000	$4,294,750	$—	$—	$—	$—	$—	—	$—	$406,738	$7,548,128
Net income												1,365,635	1,365,635
Effective cash flow hedge									(33,338)				(33,338)
Stock based compensation							671,435	(671,435)					—
Amortization of stock based compensation								530,335					530,335
Accretion of redeemable convertible													—
preferred stock dividends		159,994										(159,994)	—
Accretion of preferred stock put rights		5,691,916										(5,691,916)	—
Accretion of common stock put rights				15,083,230								(15,083,230)	—
Employee stock option exercises			262,263	281,600		(281,600)							—

Balance at December 31, 2004	1,337,661	$8,698,550	3,023,263	$19,659,580	$—	$(281,600)	$671,435	$(141,100)	$(33,338)	—	$—	$(19,162,767)	$9,410,760
Net income												825,720	825,720
Effective cash flow hedge									80,938				80,938
Amortization of stock based compensation								141,100					141,100
Collection of employee notes						281,600
receivable													281,600
Issuance of warrants to purchase common stock							233,620						233,620
Accretion of redeemable convertible preferred stock dividends		113,329										(113,329)	—
Accretion of preferred stock put rights		2,017,785										(2,017,785)	—
Conversion of preferred stock into common stock	(1,337,661)	(10,829,664)	1,337,661		134		10,829,530						—
Redemption of treasury stock at cost			(795,865)		(80)		80			795,865	(6,081,986)		(6,081,986)
Elimination of put rights				(19,659,580)	302		19,659,278						—
Issuance of new shares, net of offering costs					147		12,432,745
			1,470,723										12,432,892
Employee stock option exercises			38,562		4		57,004						57,008

Balance at December 31, 2005	—	$—	5,074,344	$—	$507	$—	$43,883,692	$—	$47,600	795,865	$(6,081,986)	$(20,468,161)	$17,381,652
Stock based compensation							17,000						17,000
Net income												1,391,973	1,391,973
Effective cash flow hedge									(47,600)				(47,600)
Offering Costs							(12,817)						(12,817)

Balance at December 31, 2006	—	$—	5,074,344	$—	$507	$—	$43,887,875	$—	$—	795,865	$(6,081,986)	$(19,076,188)	$18,730,208

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2006	2005	2004

Operating activities:
Net income	$1,391,973	$825,720	$1,365,635
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	693,576	646,997	553,092
Deferred income taxes	(92,300)	(136,000)	57,700
Stock-based compensation	17,000	141,100	530,335
Non-cash interest expense and amortization of deferred finance fees	179,518	848,768	295,073
Changes in current assets and liabilities:
Accounts receivable	(631,935)	(12,572)	(89,665)
Inventory	(4,093,896)	(795,244)	(944,557)
Prepaid catalog costs and other expenses	(451,524)	(918,231)	(31,998)
Accounts payable & short term borrowings	2,310,958	(231,697)	(210,489)
Accrued expenses and other current liabilities	625,093	494,964	342,224

Net cash (used in) provided by operating activities	(51,537)	863,805	1,867,350
Investing activities:
Acquisition (Note 3)	(1,521,578)	—	—
Purchases of property and equipment	(1,673,514)	(509,555)	(660,512)
Change in other assets	(224,645)	(22,250)	(53,612)

Cash used in investing activities	(3,419,737)	(531,805)	(714,124)
Financing activities:
Borrowings under revolving line of credit	10,050,000	10,900,000	6,450,000
Payments under revolving line of credit	(9,150,000)	(13,700,000)	(7,350,000)
Proceeds from issuance of senior subordinated notes	—	8,050,000	—
Payments to redeem senior subordinated notes	—	(8,857,875)	—
Payments of commitment and financing fees	(23,500)	(421,239)	(60,207)
Payments on capital leases	(177,812)	(169,991)	(186,983)
Purchase of treasury stock	—	(6,081,986)	—
Proceeds from initial public offering	—	13,971,868	—
IPO transaction costs	(12,817)	(1,538,976)	—
Repayments of employee notes receivable	—	281,600	—
Proceeds from employee stock exercises	—	57,008	—

Net cash provided by (used in) financing activities	685,871	2,490,409	(1,147,190)

Net (decrease) increase in cash and cash equivalents	(2,785,403)	2,822,409	6,036

Cash and cash equivalents at beginning of period	2,886,685	64,276	58,240

Cash and cash equivalents at end of period	$101,282	$2,886,685	$64,276

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$778,103	$1,892,176	$1,029,252
Income taxes, net	$531,094	$1,096,649	$1,327,524
Supplemental disclosure of non-cash financing activities
Equipment acquired under capital leases	$—	$176,488	$203,934
Accretion of dividends on redeemable convertible preferred stock	$—	$113,330	$159,994
Conversion of preferred stock into common stock	$—	$10,829,664	$—

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Operations and Organization

Dover Saddlery, Inc., a Delaware corporation (the “Company”), is a leading specialty retailer and the largest direct marketer of equestrian products in the United States. We sell our products through a multi-channel strategy, including catalogs, the Internet, and retail stores located in Massachusetts, New Hampshire, Delaware, Texas, Virginia and Maryland. The Company provides a complete line of products, as well as specially developed private label offerings from its direct marketing headquarters, warehouse, and call center facility in Littleton, Massachusetts.

The accompanying consolidated financial statements comprise those of the Company and its wholly owned subsidiaries, Dover Saddlery, Inc., a Massachusetts corporation, Smith Brothers, Inc., a Texas corporation, Dover Saddlery Retail, Inc., a Massachusetts corporation, Old Dominion Enterprises, Inc., a Virginia corporation, and Dover Saddlery Direct, Inc., a Massachusetts corporation. All inter-company accounts and transactions have been eliminated in consolidation.

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

Segment Information

Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment utilizing a multi channel distribution strategy.

Revenue Recognition

Revenues from merchandise sales, including shipping and handling, are recognized at the time of shipment to catalog and Internet customers and at the point of sale to retail store customers. Revenues are recorded net of local sales tax collected. At the time of recognition, the Company provides a reserve for projected merchandise returns. The reserve, which is based on prior return experience, is recorded in accrued expenses and other liabilities (see Note 8).

Shipping and Handling Costs

The Company has classified amounts billed to customers for shipping and handling as revenue, and shipping and handling costs as cost of revenue in the accompanying statement of operations.

Cost of Revenues and Selling, General and Administrative Expenses

The Company’s consolidated cost of revenues primarily consists of merchandise costs, purchasing, handling and transportation costs to obtain the merchandise and ship it to customers. The

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s consolidated selling, general and administrative expenses primarily consist of selling and marketing expenses, including amortization of deferred catalog costs, retail occupancy cost, credit card transaction fees, depreciation, amortization and general and administrative expenses.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Un-presented checks net of bank balances in a single bank account are classified as short term bank borrowings.

Capital Assets, Depreciation and Amortization

Property and equipment are recorded at cost. Expenditures for additions, renewals and betterments of property are capitalized and depreciated over the estimated useful life. Expenditures for repairs and maintenance are charged to expense as incurred.

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

Depreciation and amortization of leasehold improvements and assets recorded under capital leases were approximately $557,000, $484,000 and $345,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Inventory

Inventory consists of finished goods in the Company’s mail-order warehouse and retail stores. The Company’s inventories are stated at the lower of cost, with cost determined by the first-in, first-out method, or net realizable value. The Company maintains a reserve for excess and obsolete inventory. This reserve was $70,000 as of December 31, 2006 and 2005. The Company continuously monitors the salability to ensure adequate valuation of the related merchandise.

Advertising

The costs of direct-response advertising materials, primarily catalog production and distribution, are deferred in accordance with Statement of Position (SOP) 93-7, Reporting on Advertising Costs. These costs are recognized over the period of expected future revenue, which is less than one year. Deferred costs as of December 31, 2006 and 2005 were $2,133,558 and $1,600,526, respectively. The combined marketing and advertising costs charged to selling, general, and administrative expenses for the years ended December 31, 2006, 2005 and 2004 were approximately $9,783,000, $8,415,000 and $7,489,000, respectively.

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Assets and Intangibles

Other assets consist of the following:

	December 31
	2006	2005

Deferred financing fees	$1,117,166	$1,093,666
Purchased catalog and related assets	808,880	783,380
Lease acquisition and other misc. prepaid costs	337,498	130,953

Total cost	2,263,544	2,007,999
Accumulated amortization:
Deferred financing fees	(932,944)	(753,426)
Purchased catalog and related assets	(688,117)	(551,341)

Total accumulated amortization	(1,621,061)	(1,304,767)

Total	$642,483	$703,232

Deferred financing costs are amortized over the shorter of the contractual or estimated life of the related debt. Purchased catalog and related assets are amortized on a straight-line basis over the estimated useful lives of the underlying assets, generally between two and five years. Amortization expense for the Company’s intangible assets for the years ended December 31, 2006, 2005 and 2004 was approximately $137,000, $788,000 and $261,000, respectively.

The estimated aggregate amortization expense for each of the next five years is as follows:

Intangibles
Amortization
Expense

Years Ending:
December 31, 2007	$181,000
December 31, 2008	106,000
December 31, 2009	6,000
December 31, 2010	6,000
December 31, 2011 and thereafter	6,000

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

Management has determined, based on the guidance of SFAS No. 142, that there is one reporting unit, the Company as a whole. The Company performed its annual test of impairment of goodwill as of December 31, 2006. Based on the results of the first step of the goodwill impairment test, the Company has determined that no impairment had occurred, as the fair value of the reporting unit exceeded the respective carrying value. Therefore, the second step of the goodwill impairment test was not necessary.

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Pre-opening Store Expenses

All non-capital costs associated with the opening of new retail stores are expensed as incurred.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash equivalents and accounts receivable. The Company places its cash and cash equivalents in highly rated financial institutions. In addition, accounts receivable consists primarily of customer credit card transactions that are fully authorized with payment in transit as of period end and therefore no allowance for doubtful accounts is deemed necessary. For the periods presented there were no customers that comprised more than 10% of revenues.

Derivative Instruments and Hedging Activities

The Company uses derivative financial instruments to manage the risk of interest rate fluctuations on a portion of its outstanding debt. The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Changes in the fair value of derivatives are recorded each period in current operations or in stockholders’ equity as other comprehensive income depending upon whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

Hedges of underlying exposure are designated as part of a hedge transaction and documented at the inception of the hedge. Whenever it qualifies, the Company uses the shortcut method to satisfy hedge effectiveness requirements. Under this approach, the Company exactly matches the terms of the interest rate swap to the terms of the underlying debt and therefore may assume 100% hedge effectiveness with no formal quarterly assessment of effectiveness or measurement of ineffectiveness. The entire fair value change is recorded in the stockholders’ equity, net of tax, as other comprehensive income.

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2003, the Company entered into an interest rate swap agreement to hedge a portion of the variable cash flows resulting from fluctuations in the benchmark interest rate on its outstanding revolving credit facility. This agreement involves the exchange of variable interest rates for fixed interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be received or paid as interest rates change is recorded in interest expense or income in the accompanying consolidated income statements or as a change to stockholders’ equity, depending on whether the transaction qualifies as a hedge. The related receivable or payable is included as an asset or liability in the Company’s consolidated balance sheets (See Note 4). The instrument expired in December 2006.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than reported net income, the only other item of comprehensive income is the effectively hedged interest rate swap adjustment, which is disclosed in the accompanying consolidated statements of redeemable preferred stock, stockholders’ equity and comprehensive income. Comprehensive income for the years ended December 31, 2006, 2005 and 2004 was $1,344,373, $906,658 and $1,332,297, respectively.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more likely than not that some portion of the deferred tax assets will not be realized.

Net Income Per Share

Basic and diluted net income per share is presented in conformity with SFAS No. 128, Earnings per Share. In accordance with SFAS No. 128, basic net income per share is determined by dividing net income available to common stockholders by the weighted average common shares outstanding during the period. Diluted net income per share is determined by dividing net income by the dilutive weighted average common shares outstanding. The dilutive weighted average common shares outstanding assumes a full conversion of preferred shares and include the potential incremental common shares from the exercise of stock options using the treasury stock method, if dilutive.

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the number of shares used in the calculation of basic and diluted net income per share is as follows:

	Year Ended December 31
	2006	2005	2004

Basic weighted average common shares outstanding	5,074,000	3,374,000	2,848,000
Add: Dilutive effect of converted preferred shares	—	948,000	1,338,000
Dilutive effect of assumed stock option exercises less potential incremental shares purchased under the treasury method	246,000	192,000	169,000

Diluted weighted average commons shares outstanding	5,320,000	4,514,000	4,355,000

Approximately 170,000 options to acquire common stock have been excluded from the 2006 diluted weighted average shares calculation as the effect of such options are antidilutive.

A reconciliation of the net income available to common stockholders used in the calculation of basic net income per share is as follows:

	Year Ended December 31
	2006	2005	2004

Net income	$1,391,973	$825,720	$1,365,635
Preferred stock dividends	—	113,329	159,994

Net income available to common stockholders	$1,391,973	$712,391	$1,205,641

Stock-based Compensation

Through December 31, 2005, the Company accounted for its stock-based awards to employees using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under the intrinsic value method, compensation expense was measured on the date of grant as the difference between the deemed fair value of the Company’s common stock and the stock option exercise price. Generally, the Company grants stock-based awards with exercise prices equal to the estimated fair value of its common stock; however, to the extent that the deemed fair value of the common stock exceeds the exercise price of stock-based awards granted to employees on the date of grant, the Company recognizes the expense over the vesting schedule of the awards, which is generally five years. The Company recorded deferred compensation of $671,335 for the difference between the exercise price of stock options granted in 2004 and the deemed fair value of the common stock underlying such options. The Company amortized the deferred compensation using an accelerated method, pursuant to FASB Interpretation (FIN) No. 28, over the vesting schedule of the options, ranging from one to five years. The Company recorded $141,000 and $530,335 of non-cash compensation expense in the years ended December 31, 2005 and 2004, respectively.

The Company’s Board authorized the accelerated vesting of 183,658 outstanding stock options on December 30, 2005. The options had a range of exercise prices of $1.56 to $10.00 and a

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

weighted average exercise price of $8.55. The acceleration affects prior grants to (i) the Company’s officers of 64,719 options having a weighted average exercise price of $8.63, (ii) the Company’s non-employee directors of 14,000 options having a weighted average exercise price of $10.00 and (iii) the Company’s employees of 104,939 options having a weighted average exercise price of $8.30. The closing price of the Company’s common stock on December 29, 2005, the last trading day before approval of acceleration, was $9.19. The purpose of the accelerated vesting was to enable the Company to avoid recognizing future compensation expense associated with these options upon adoption of FASB Statement No. 123(R). The aggregate pre-tax expense that, absent the vesting acceleration, would have been reflected in the Company’s consolidated financial statements beginning in fiscal 2006 is estimated to be approximately $360,000. Of the 183,658 accelerated options, 152,029 were valued below the exercise price, and therefore no compensation expense was recorded. The remaining 31,632 were held by executives with considerable service to the Company. Accordingly, the Company assumed a zero forfeiture rate and therefore no compensation expense was recorded in 2005 for those options.

On January 1, 2006 the Company adopted SFAS No. 123(R), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25. Generally, the approach under SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The adoption of SFAS No. 123(R) generated $17,000 of additional expense for the year ended December 31, 2006 and had no impact on earnings per share or the Company’s 2006 cash flow activity.

Under SFAS No. 123(R), the Company will continue to use the Black-Scholes option pricing model to determine the fair value of stock-based compensation. The Black-Scholes model requires the Company to make subjective assumptions regarding the estimated length of time employees will retain their vested stock options before exercising them and the volatility of the underlying stock. Because the Company does not have sufficient history to estimate the expected term, the Company uses SAB No. 107’s simplified method for estimating expected term. The simplified method is based on vesting-tranches and the contractual life of each grant. The estimated volatility of the Company’s common stock price over the expected term is based on historical volatility of the Company’s common stock over a time period equal to the expected term. The Black-Scholes model also requires a risk-free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of the grant, and the dividend yield on the Company’s common stock, which is assumed to be zero since the Company does not pay dividends and has no current plans to do so in the future. Changes in these assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related expense recognized on the consolidated statement of operations.

Under the modified prospective method, stock-based compensation expense is recognized for new grants beginning in January 1, 2006. In October and November 2006, the Company granted 166,029 options to acquire common stock to Company employees and directors. Using a Black-Scholes option pricing model (with assumptions disclosed below), the awards had a fair value of $3.05 per option. The fair value of awarded options recognized was $17,000 for the year ended December 31, 2006 and was recorded as stock-based compensation expense included in general and administrative expense. The remaining unrecognized stock-based compensation expense related to unvested awards at December 31, 2006, was approximately $490,000, to be recognized on a straight-line basis over the employee’s vesting period of five years.

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the intrinsic value at December 31, 2006, for outstanding options:

At December 31, 2006:

	Number of	Aggregate Intrinsic
	Options	Value(1)

Outstanding	538,203	$1,374,446
Exercisable	372,174	1,210,235
Vested or expected to be vested	372,174	$1,210,235

(1)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock on December 31, 2006 and the weighted average exercise price of the underlying options.

In accordance with SFAS No. 123(R), the results for the years ended December 31, 2005 and 2004 have not been restated. If the stock-based compensation expenses for the Company’s stock option plan had been determined based upon the fair value at the grant date for awards made prior to fiscal 2006 under the plan consistent with the methodology prescribed under SFAS No. 123, the Company’s net income would have been as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

Net income, as reported:	$825,720	$1,365,635
Add: Employee stock-based compensation expense included in reported net income	141,100	530,335
Deduct: Stock-based compensation expense determined under fair value- based method for all employee awards	(360,000)	(539,221)

Pro forma net income	$606,820	$1,356,749

Pro forma earnings per share:
Basic	$$0.15	$$0.42

Diluted	$$0.14	$$0.31

The following tables illustrate the assumptions used in the Black-Scholes calculation used to value to the option awards recognized in the 2006 income statement and 2005 and 2004 pro forma charges above.

	Year Ended December 31
	2006	2005	2004

Weighted-average risk-free interest rate	3.8%	4.5%	3.8%
Expected life	6.5 Years	4 Years	5 Years
Volatility	20%	20%	40%
Expected dividend yield	0%	0%	0%
Weighted-average fair value of options granted	$3.05	$8.55	$7.44

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of Statement 109, to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. The Company does not believe the adoption of FIN 48 will have a material impact on the consolidated financial statements.

3.	Acquisition

On June 29, 2006 the Company executed a stock purchase agreement with the sole shareholder of Old Dominion Enterprises, Inc., doing business as Dominion Saddlery, to acquire all of the outstanding share capital of Old Dominion Enterprises, Inc. for a net price of $1.5 million. Dominion Saddlery (Dominion) has been an equestrian retailer serving the Virginia and Maryland market for 30 years through several retail locations. Included in the purchase price was $0.3 million, which was deposited into an escrow account for the sole former shareholder. The escrow is held for any potential indemnification obligations discovered after closing, as well as to secure the seller’s representation on the quality of the inventory. At closing, Dominion became an indirect wholly owned subsidiary of the Company.

The Dominion acquisition has been accounted for in accordance with FASB Statement No. 141 Business Combinations. The closing date of the Dominion acquisition was June 29, 2006, and as such, the Company’s consolidated financial statements reflect Dominion’s results of operations only from that date forward.

The values of the acquired assets and assumed liabilities from the acquisition of Dominion, as presented below, are based upon management’s estimates of fair value. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill as the Company did not identify any specifically identifiable intangible assets. None of the goodwill is deductible for income tax purposes.

The purchase price allocation is as follows (in thousands):

Total purchase price, including closing costs of approximately $56	$1,522

Inventories	644
Other Assets	11

Total assets acquired	655

Current liabilities	264
Total liabilities assumed	264

Net assets acquired	391

Excess purchase price over the fair value of net assets acquired	$1,131

The following table sets forth the un-audited pro forma results of operations of the Company for the twelve months ended December 31, 2006 and 2005 as if the Company had acquired Dominion as of January 1, 2005. These pro forma amounts do not purport to be indicative of the results that

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

would have actually been obtained if the acquisition had occurred as of January 1, 2005 or that may be obtained in the future.

(Pro forma, un-audited,	Twelve Months Ended	Twelve Months Ended
in thousands, except	December 31,	December 31,
per share data)	2006	2005

Net sales	$74,446	$65,350
Income before extraordinary items cumulative effect of accounting changes	1,482	950

Net income	1,482	950

Dilutive income per share	$0.28	$0.21

A rollforward of goodwill from December 31, 2005 to December 31, 2006 is presented below (in thousands):

Goodwill Balance — December 31, 2005	$13,136
Acquisition of Dominion Goodwill	1,131

Goodwill Balance — December 31, 2006	$14,267

4.	Financing Agreement

In September 2005, the Company completed a debt refinancing, increasing the revolving credit facility and senior subordinated note to $16,000,000 and $8,050,000, respectively.

Revolving Credit Facility

The $16,000,000 revolving credit facility, of which up to $2,000,000 can be in the form of letters of credit, shall bear interest at the base rate, announced from time to time by the bank plus an applicable margin determined by the Company’s funded debt ratio. As of December 31, 2006 and 2005, the bank rates were 8.25% and 7.25%, respectively. The applicable margins were 0% and 1.0%, respectively. Interest shall be payable quarterly on the last business day of each fiscal quarter.

At its option, the Company may have all or a portion of the unpaid principal under the credit facility bear interest at a one, two, three, or six month LIBOR rate options. The LIBOR rates were 7.57% and 4.38% at December 31, 2006 and 2005, respectively, plus an applicable margin determined by the Company’s funded debt ratio. The ratio of 3.25%, at December 31, 2006 and 2005, was fixed for the LIBOR rate option period. Interest related to LIBOR rate options are payable at the maturity of the LIBOR agreement.

As of December 31, 2006, $5,900,000 bore interest at the revolver rate of 8.25%. As of December 31, 2005, $5,000,000 bore interest at the one month LIBOR rate option.

The Company is obligated to pay commitment fees of 0.25% per annum on the average daily, unused amount of the line of credit during the preceding quarter on the revolving credit facility. All assets of the Company collateralize the revolving credit facility. Under the terms of the credit facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios, operating cash flows, profitability, and capital expenditures. At December 31, 2006 the Company was in compliance with the required funded debt ratios, equity cash flow covenants and has obtained waivers for non-compliance with the EBITDA and total capital expenditure covenants. We also

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obtained covenant amendments on a prospective basis. For the year ended December 31, 2005, we were in compliance with all covenants under the credit facility with the exception of our minimum EBITDA and operating cash flow covenants, for which waivers were obtained. The revolving line of credit is due in full in September 2008.

At December 31, 2006, the Company had the ability to borrow $16,000,000 on the revolving line of credit, of which $5,900,000 was outstanding. At December 31, 2005 the Company had the ability to borrow $16,000,000, of which $5,000,000 was outstanding.

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

In connection with the note, the Company issued a warrant to the lender to purchase 30,974 common shares at $0.00759 per share. The related fair value cost has been recorded as deferred financing cost in other assets with an offset to Additional Paid in Capital. The total value of $234,000 was computed using the Black-Scholes option-pricing model. The necessary assumptions were consistent with those described in Note 2 to the financial statements. The warrant remained outstanding through December 31, 2006 and was subsequently exercised in March 2007.

Under the terms of the subordinated note agreement, the Company is subject to certain covenants, including, among others, maximum funded debt ratios, operating cash flows, profitability and capital expenditures. At December 31, 2006, the Company was in compliance with all covenants except the capital expenditures limit, for which a waiver was obtained. We also obtained covenant amendments on a prospective basis. At December 31, 2005, the Company was in compliance with the required funded debt ratios and capital expenditure limits, and had obtained waivers for non-compliance with the EBITDA and operating cash flow covenants.

Debt Re-Payments

The estimated aggregate principal payments under our combined financing agreements as of December 31, 2006 for each of the next five fiscal years are as follows:

Principal Debt Payments

2007	$—
2008	5,900,000
2009	3,000,000
2010	—
2011	—

Interest Rate Swap Agreement

In conjunction with the revolving credit facility, in 2003 the Company entered into a three-year interest rate swap agreement with an aggregate notional amount of $5,000,000. The purpose of this interest rate swap is to reduce the impact of fluctuating interest rates changes. The swap agreement capped the Company’s interest rate exposure at 3.05% for the outstanding balance under the notional amount through December 10, 2006. Such transaction qualified for the shortcut method to satisfy the hedge effectiveness requirements. The favorable fair market value of the hedge instrument as of

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2005 was $79,400 and is recorded in prepaid expenses and other current assets, which, net of tax of $31,800, has been shown as an increase of Other Comprehensive Income (OCI) for the year ended December 31, 2005. The agreement expired in December 2006 and the unrecognized gain was recognized through OCI for the year ended December 31, 2006.

5.	Commitments

The Company leases its facilities and certain fixed assets that may be purchased for a nominal amount on the expiration of the leases under non-cancelable operating and capital leases that extend through 2011. These leases, which may be renewed for periods ranging from one to five years, include fixed rental agreements as well as agreements with rent escalation clauses.

Capital assets includes the following amounts related to capitalized capital leases and the related accumulated depreciation:

	Year Ended December 31
	2006	2005

Furniture and fixtures	$61,530	$74,066
Office and equipment	343,922	551,179
Leasehold improvements	206,152	388,259

Total cost of leased equipment	611,604	1,013,504
Less allowances for depreciation	(423,568)	(572,501)

Net book value of assets under capital lease	$188,036	$441,003

The amortization expense for the assets recorded under capital leases is included in the depreciation expense.

Future minimum commitments as of December 31, 2006 are as follows:

	Capital	Operating
	Leases	Leases

2007	$132,000	$1,609,000
2008	100,000	1,539,000
2009	38,000	1,439,000
2010	—	1,098,000
2011 and thereafter	—	1,544,000

		$7,229,000

Total minimum lease payments	$270,000
Amount representing interest	$(20,460)
Present value of net minimum lease payments	$249,540
Less current portion	$132,497

Long-term capital lease obligation	$117,043

Total rental expense under the operating agreements included in the accompanying consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004 was $1,292,364, $1,107,952, and $876,860, respectively.

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with retail locations, the Company enters into various operating lease agreements, with escalating rental payments. The effects of variable rent disbursements have been expensed on a straight-line basis over the life of the lease in accordance with SFAS No. 13 “Accounting for Leases”. As of December 31, 2006 and 2005 there was approximately $97,057 and $40,000 of deferred rent recorded in other current liabilities, respectively.

6.	Income Taxes

Income taxes are provided for in accordance with SFAS No. 109, Accounting for Income Taxes. Accordingly, a deferred tax asset or liability is recorded based on the differences between the financial reporting and tax bases of assets and liabilities and is measured by the enacted tax rates expected to be in effect when these differences reverse. The deferred income tax provision results from the net change during the year of deferred income tax assets and liabilities. The income tax provision is as follows:

	Year Ended December 31
	2006	2005	2004

Current:
Federal	$746,000	$491,700	$976,000
State	260,100	128,700	447,600

Total current	1,006,100	620,400	1,423,600
Deferred:
Federal	(65,500)	(98,500)	43,500
State	(26,800)	(37,500)	14,200

Total deferred	(92,300)	(136,000)	57,700

Total provision for income tax	$913,800	$484,400	$1,481,300

Deferred income taxes relate to the following temporary differences as of:

	Year Ended December 31
	2006	2005

Current deferred tax (liability) asset:
Prepaid expenses currently deductible	$(524,090)	$(536,556)
Unrealized gains/losses	(8)	(31,800)
Reserves not currently deductible	317,898	294,756

Total current deferred tax liability	(206,200)	(273,600)
Non-current deferred tax asset:
Depreciation and amortization	271,049	234,940
Net operating losses (state)	115,488	113,883
Other	26,351	18,560

Total non-current deferred tax asset	412,888	367,383
Valuation allowance	(115,488)	(113,883)

Net non-current deferred tax asset	297,400	253,500

Net deferred tax asset (liability)	$91,200	$(20,100)

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The valuation allowance is due to certain state tax losses that are not currently realizable, which expire in one to five years. The valuation allowance increased $1,605 from December 31, 2005 to December 31, 2006 due to the increase in state net operating losses. Valuation allowances are established when it is more likely than not that some portion of the deferred tax asset will not be realized.

The effective income tax rate varies from the amount computed using the statutory U.S. income tax rate as follows:

	Year Ended December 31
	2006	2005	2004

Federal statutory rate	34%	34%	34%
Increase in taxes resulting from state income taxes, net of federal income tax benefit	7	5	10
Effect of nondeductible stock-based compensation	—	1	6
Adjustment of deferred income tax liability	(2)	(4)	—
Other	—	1	2
Effective income tax rate	39%	37%	52%

7.	Stockholders’ Equity

Common Stock

The Company has authorized 15,000,000 shares of $0.0001 par value common stock. Prior to the IPO, and commencing December 31, 2006, the common stockholders had a right to sell their stock back to the Company at the then fair value. As a result of this put right, the Company had recorded the redemption value of these instruments outside of stockholders’ equity. The accretion to fair value was facilitated by a reduction of additional paid-in capital and retained earnings to the extent required. Effective with the IPO, all such rights were terminated.

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

Preferred Stock

The Company currently has authorized 1,000,000 shares of Preferred Stock, none of which were issued or outstanding at December 31, 2006 or 2005.

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In August 2005, our Board of Directors approved our 2005 Equity Incentive Plan, which became effective on November 17, 2005, concurrent with our public offering. At such time, no further options were issuable under the 1999 Plan. The 2005 Equity Incentive Plan provides for the grant of incentive stock options to employees and non-qualified stock options, awards of common stock and opportunities to make direct purchases of common and other stock to our employees and directors.

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

The 2005 Equity Incentive Plan is administered by the compensation committee of our Board of Directors, which has been granted the discretion to determine when awards are made, which directors or employees receive awards, whether an award will be in the form of an incentive stock option, a nonqualified stock option or restricted stock, the number of shares subject to each award, vesting, and acceleration of vesting. Generally, options granted to employees under the 2005 Equity Incentive Plan are expected to vest over a five year period from the date of grant.

Stock options issued under the 2005 Equity Incentive Plan generally expire within ten years or, in the case of incentive stock options issued to 10% or greater shareholders, within five years. The following table summarizes all stock option activities.

	Year Ended December 31
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Beginning balance	372,174	$5.32	251,712	$1.78	368,066	$1.11
Granted	166,029	7.58	159,024	10.00	150,528	2.06
Forfeited	—	—	—	—	(4,620)	1.13
Exercised	—	—	(38,562)	1.49	(262,262)	1.08

Ending balance	538,203	$6.02	372,174	$5.32	251,712	$1.78

Exercisable	372,174	$5.32	372,174	$5.32	157,891	$1.69

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Options Outstanding
		Weighted	Options
	Options	Average	Vested/
Range of Exercise Prices	Outstanding	Remaining Life	Exercisable

$ 1.13	26,070	2.76	26,070
$ 1.56	49,115	5.33	49,115
$ 1.94 — $ 2.14	137,963	5.10	137,963
$ 7.50 — $ 8.78	166,029	9.88	—
$10.00	159,026	8.88	159,026

The Company had reserved a total of 513,981 shares of common stock for issuance under the 1999 Plan. There were no available shares as of December 31, 2006 and 2005. Under the new 2005 Plan, the Company has reserved a total of 623,574 shares of common stock for issuance under the Plan. As of December 31, 2006, 298,521 shares were available for future grants, and as of December 31, 2005, 464,550 shares were available for future grants.

8.	Employee Savings Plan

The Company maintains the Dover Saddlery, Inc. 401k Profit Sharing Plan (the 401k Plan). Employees of the Company may participate in the 401k Plan after three months of service, which allows employees to defer a percentage of their salary under Section 401k of the Internal Revenue Code. The 401k Plan also allows for the Company to make discretionary contributions determined annually based on a percentage of the employee’s compensation. No employer contributions were made during the periods presented.

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2006	2005

Wages payable	$767,707	$691,070
Advanced payments received	—	275,000
Sales return reserves	713,000	656,000
Gift certificate and prepaid sales liabilities	495,458	356,462
Accrued professional fees	265,392	486,758
Miscellaneous accruals and other liabilities	1,113,286	484,046

Total Accrued Expenses and Other Current Liabilities	$3,354,843	$2,979,336

A roll-forward of the Company’s sales return reserve is as follows:
Beginning balance	$656,000	$616,000
Provision	11,665,619	9,438,764
Returns	(11,608,619)	(9,398,764)

Ending balance	$713,000	$656,000

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Related Party Transactions

In October of 2004, the Company entered into a lease agreement with a minority stockholder. The agreement, which relates to the Plaistow, NH retail store, is a five year lease with options to extend for an additional fifteen years. For the years ended December 31, 2006 and 2005, the Company paid and expensed $170,000 and $160,000 in connection with the lease, respectively. In addition, a related deposit of $18,750 is recorded as prepaid expenses and other current assets.

In order to expedite the efficient build-out of leasehold improvements in its new retail stores, the Company utilizes the services of a real estate development company owned by a non-executive Company employee and minority stockholder to source construction services and retail fixtures. Total payments for the twelve months ended December 31, 2006, consisting primarily of reimbursements for materials and outside labor, for the fit-up of five stores were $525,000. Reimbursements for the year ended December 31, 2005 were $91,000. There were no such payments in 2004.

11.	Contingencies

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

We deny any and all liability for the GAH claim; and we have vigorously defended against such claim. Based on analysis of pertinent evidence by the Company’s legal advisors, no amounts have been accrued with respect to the GAH claim as of December 31, 2006.

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Quarterly Financial Data (un-audited)

The following tables contain selected quarterly consolidated financial data for fiscal 2006 and fiscal 2005 that were prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary to present fairly, in all material respects, the information set forth therein on a consistent basis.

	Fiscal 2006 Quarter Ended
	Un-audited (in thousands)
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006

Net sales	$21,040	$17,192	$17,781	$17,033
Gross profit	8,521	6,296	6,484	5,974
Net income	$551	$198	$448	$195

Earnings (loss) per share:
Basic	$0.11	$0.04	$0.09	$0.04

Diluted	$0.10	$0.04	$0.09	$0.04

	Fiscal 2005 Quarter Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005

Net sales	$18,112	$13,959	$16,334	$14,245
Gross profit	7,025	5,270	6,011	5,073
Net income	$191	$84	$515	$36

Earnings (loss) per share:
Basic	$0.04	$0.02	$0.16	$0.00

Diluted	$0.04	$0.02	$0.11	$0.01

The sum of the quarterly EPS amounts may not equal the full year amount since the computations of the weighted average shares outstanding for each quarter and the full year are made independently.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

We maintain certain internal controls over financial reporting that are appropriate, in management’s judgment with similar cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9A(T).  Controls and Procedures.

Not applicable.

Item 9B.	Other Information.

In March 2007, following the close of the 2006 fiscal year, Patriot Capital Funding, Inc. exercised its warrant to purchase from the Company 30,974 shares of the Company’s common stock at $0.00759 per share.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information set forth under the captions “Directors, Executive Officers” and “Corporate Governance”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 2, 2007, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006, is incorporated herein by reference.

Item 11.	Executive Compensation.

The information set forth under the caption “Remuneration of Executive Officers and Directors” appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 2, 2007, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2006, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 2, 2007, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions “Certain Relationships and Related Transactions” and “Director Independence”, appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 2, 2007, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006, is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information set forth under the captions “Principal Accounting Fees and Services” appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 2, 2007, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006, is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The index to the consolidated financial statements follows:

(a)(2) Financial Statement Schedule

The information required by this Item has been included in the Financial Statements and related notes in Item 8 above.

(b) Exhibits

Number		Description

*1	.1	Form of Underwriting Agreement
*3	.1	Amended and Restated Certificate of Incorporation of the Company
*3	.2	Certificate of Amendment to Certificate of Incorporation of the Company
*3	.3	Second Amended and Restated Certificate of Incorporation of the Company to be filed upon completion of this offering
*3	.4	By-laws of the Company
*3	.5	Amended and Restated By-laws of the Company to be effective upon completion of this offering
*4	.1	Shareholders Agreement, dated as of September 17, 1998, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Donald Motsenbocker, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers
*4	.2	First Amendment to Shareholders Agreement, dated as of August 29, 2003, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers
*4	.3	Second Amendment to Shareholders Agreement, dated as of August 25, 2005, by and among a majority in interest of the Purchasers (as defined therein) and a majority in interest of the Sellers (as defined therein)
*4	.4	Instrument of accession, dated as of September 16, 2005, signed by Citizens Ventures, Inc. and accepted by the Company, to that certain Shareholders Agreement, dated as of September 17, 1998, by and among the Company and the Shareholders referenced therein, as amended
*4	.5	Form of Common Stock Certificate
*4	.6	Warrant to purchase common stock of the Company issued to Patriot Capital Funding, Inc.
*4	.7	Amended and Restated 11.50% Senior Secured Subordinated Note, dated September 16, 2005, issued jointly by the Company, Dover Massachusetts and Smith Brothers, Inc. to Patriot Capital Funding, LLC I

Number		Description

*5	.1	Opinion of Bingham McCutchen LLP
*5	.2	Opinion of Preti Flaherty Beliveau Pachios & Haley LLP
*†10	.1	1999 Stock Option Plan (the “1999 Plan”)
*†10	.2	Form of Stock Option Agreement under the 1999 Plan
*10	.3	2005 Equity Incentive Plan (the “2005 Plan”)
*10	.4	Form of Stock Option Agreement under the 2005 Plan
*10	.5	Form of Restricted Stock Award Agreement under the 2005 Plan
*10	.6	Lease, dated as of May 29, 1997, by and between Dover Massachusetts and CE Holman, LLP
*10	.7	Lease, dated as of October 12, 2001, by and between David F. Post and Dover Massachusetts
*10	.8	Lease, dated as of March 1, 2003, by and between Smith Brothers, Inc. and JDS Properties, LLC
*10	.9	Letter dated February 9, 2005 from the Company to JDS Properties, LLC regarding lease extension
*10	.10	Lease, dated as of June 22, 2002, by and between Hockessin Square, L.L.C. and Dover Massachusetts
*10	.11	Letter dated January 25, 2005 from the Company to Hockessin Square, L.L.C. regarding lease extension
*10	.12	Lease, dated as of November 24, 2003, by and between North Conway Holdings, Inc. and Dover Massachusetts
*10	.13	Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers
*10	.14	First Amendment to Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers
*10	.15	Amendment to Stock Purchase Agreement, dated as of September 17, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers
*10	.16	Amended and Restated Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank
*10	.17	Amendment to Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank
*10	.18	Amended and Restated Security Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank
*10	.19	Amended and Restated Pledge Agreement, dated as of December 11, 2003, by and between the Company and Fleet National Bank
*10	.20	Shareholder Pledge Agreement, dated as of September 17, 1998, by and among Stephen L. Day, Jonathan A.R. Grylls, David J. Powers, James F. Powers, Michele R. Powers and BankBoston, N.A.
*10	.21	Amended and Restated Revolving Credit Note, dated as of December 11, 2003, by Dover Massachusetts for the benefit of Fleet National Bank
*10	.22	Letter agreement, dated as of September 16, 2005, by and between Dover Massachusetts and Bank of America, N.A. (successor by merger to Fleet National Bank)
*10	.23	Security Agreement, dated as of December 11, 2003, by and between Smith Brothers, Inc. and Fleet National Bank
*10	.24	Guaranty, dated as of December 11, 2003, by Smith Brothers, Inc. to Fleet National Bank

Number		Description

*10	.25	Redemption Agreement, dated as of August 25, 2005, by and between the Company and Citizens Ventures, Inc.
*10	.26	Letter agreement, dated as of September 14, 2005, by and between the Company and Citizens Ventures, Inc., amending that certain Redemption Agreement, dated as of August 26, 2005, by and between the Company and Citizens Ventures, Inc.
*10	.27	License Agreement, dated as of February 10, 2003, by and between Weatherbeeta PTY LTD and the Company
*10	.28	Settlement Agreement, dated as of December 22, 2003, by and between Libertyville Saddle Shop, Inc. and the Company
†*10	.29	Employment Agreement, dated as of September 1, 2005, by and between Stephen L. Day and the Company
†*10	.30	Employment Agreement, dated as of September 1, 2005, by and between Jonathan A.R. Grylls and the Company
*10	.31	Amended and Restated Subordination Agreement, dated as of September 16, 2005, by and among Bank of America, N.A. (successor by merger to Fleet National Bank), Patriot Capital Funding, Inc. (successor in interest to Wilton Funding, LLC) and Dover Massachusetts, acknowledged by the Company and Smith Brothers, Inc.
*10	.32	Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc., Patriot Capital Funding, Inc. and the Purchasers referenced therein
*10	.33	Amended and Restated Security Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc. and Patriot Capital Funding, Inc.
##10	.34(1)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Stephen L. Day
##10	.35(2)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Jonathan A.R. Grylls
##10	.36(4)	Second Amendment dated as of March 28, 2006 to Amended and Restated Loan Agreement with Bank of America.
##10	.37(5)	Amendment No. 1 dated as of March 28, 2006 to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.
^10	.38	Agreement of Lease dated March 29, 2006 by and between the Company and Sparks Lot Seven, LLC
^^10	.39	Commercial Lease executed as of March 9, 2001 between Marvid Crabyl, LLC and Dover Saddlery, Inc., as amended and extended.
^^10	.40	Stock Purchase Agreement dated as of May 19, 2006 among Dover Saddlery, Inc., Dover Saddlery Retain, Inc., Old Dominion Enterprises, Inc. and Reynolds Young, as amended.
^^10	.41	Lease made as of June 2006 between Humphrey and Rodgers and Dover Saddlery Retail, Inc.
^^10	.42	Agreement of Lease for Shopping Center Space between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc. Dated as May 20, 1997
^^10	.43	LB’s of Virginia Building Lease Agreement dated November 1, 2000, as amended.
^^10	.44	Lease agreement made July 10, 2006 between Hopkins Roads Associates and Dover Saddlery Retail, Inc.
^^10	.45(5)	Consent and Amendment No. 2, dated June 29, 2006, to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.

Number		Description

^^10	.46(6)	Waiver letter dated as of June 27, 2006 between Bank of America, N.A. and Dover Saddlery, Inc.
+10	.47(7)	First Amendment and Extension to Lease Agreement dated September 2006 between C.E. Holman Limited Partnership and Dover Saddlery, Inc.
#10	.48(4)	Third Amendment dated as of March 29, 2007 to Amended and Restated Loan Agreement dated as of December 11, 2003, with Bank of America
#10	.49(5)	Waiver and Amendment No. 3 dated March 30, 2007 to the Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.
##14	.1(3)	Code of Business Conduct and Ethics
#21	.1	Subsidiaries of the Company
*23	.1	Consent of Bingham McCutchen LLP (included in Exhibit 5.1)
#23	.2	Consent of Ernst & Young LLP
*23	.3	Consent of Preti Flaherty Beliveau Pachios & Haley PLLC (included in Exhibit 5.2)
*24	.1	Power of Attorney
#31	.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
#31	.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
#32	.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
*99	.1	Consent of William F. Meagher, Jr.

*	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-127888)
#	Filed herewith
##	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, on March 30, 2006
^	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, on May 15, 2006
^^	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 , on August 14, 2006
+	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, on November 13, 2006
†	Indicates a management contract or compensatory plan or arrangement
(1)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.30
(2)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.31
(3)	Amends and restates Code of Conduct and Ethics filed with the Company’s Registration Statement on Form S-1/A on October 2, 2005 as Exhibit 14.1
(4)	Amends Amended and Restated Loan Agreement dated as of December 11, 2003, with Fleet National Bank, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.18
(5)	Amends Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement dated as of September 16, 2005, with Patriot Capital Funding, Inc., filed with the Company’s Registration Statement on Form S-1/A on October 5, 2005 as Exhibit 10.32
(6)	Pertains to Amended and Restated Loan Agreement dated as of December 11, 2003, with Fleet National Bank, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.16
(7)	Amends Lease dated as of May 29, 1997, by and between Dover Massachusetts and CE Holman LLP, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.6

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dover Saddlery, Inc.
Dated: March 30, 2007

By:	/s/ Stephen L. Day
President, Chief Executive Officer,
and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Stephen L. Day Stephen L. Day	President, Chief Executive Officer and Director (principal executive officer)	March 30, 2007

/s/ Jonathan A. R. Grylls Jonathan A. R. Grylls	Chief Operating Officer and Director	March 30, 2007

/s/ Michael W. Bruns Michael W. Bruns	Chief Financial Officer (principal accounting and financial officer)	March 30, 2007

/s/ David J. Powers David J. Powers	Director	March 30, 2007

/s/ James F. Powers James F. Powers	Director	March 30, 2007

/s/ Gregory F. Mulligan Gregory F. Mulligan	Director	March 30, 2007

/s/ William F. Meagher, Jr. William F. Meagher, Jr.	Director	March 30, 2007

/s/ John W. Mitchell John W. Mitchell	Director	March 30, 2007

DOVER SADDLERY, INC.

Form 10-K
For the Year Ended December 31, 2006

EXHIBIT INDEX

Number		Description
*1	.1	Form of Underwriting Agreement
*3	.1	Amended and Restated Certificate of Incorporation of the Company
*3	.2	Certificate of Amendment to Certificate of Incorporation of the Company
*3	.3	Second Amended and Restated Certificate of Incorporation of the Company to be filed upon completion of this offering
*3	.4	By-laws of the Company
*3	.5	Amended and Restated By-laws of the Company to be effective upon completion of this offering
*4	.1	Shareholders Agreement, dated as of September 17, 1998, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Donald Motsenbocker, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers
*4	.2	First Amendment to Shareholders Agreement, dated as of August 29, 2003, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers
*4	.3	Second Amendment to Shareholders Agreement, dated as of August 25, 2005, by and among a majority in interest of the Purchasers (as defined therein) and a majority in interest of the Sellers (as defined therein)
*4	.4	Instrument of accession, dated as of September 16, 2005, signed by Citizens Ventures, Inc. and accepted by the Company, to that certain Shareholders Agreement, dated as of September 17, 1998, by and among the Company and the Shareholders referenced therein, as amended
*4	.5	Form of Common Stock Certificate
*4	.6	Warrant to purchase common stock of the Company issued to Patriot Capital Funding, Inc.
*4	.7	Amended and Restated 11.50% Senior Secured Subordinated Note, dated September 16, 2005, issued jointly by the Company, Dover Massachusetts and Smith Brothers, Inc. to Patriot Capital Funding, LLC I
*5	.1	Opinion of Bingham McCutchen LLP
*5	.2	Opinion of Preti Flaherty Beliveau Pachios & Haley LLP
*†10	.1	1999 Stock Option Plan (the “1999 Plan”)
*†10	.2	Form of Stock Option Agreement under the 1999 Plan
*10	.3	2005 Equity Incentive Plan (the “2005 Plan”)
*10	.4	Form of Stock Option Agreement under the 2005 Plan
*10	.5	Form of Restricted Stock Award Agreement under the 2005 Plan
*10	.6	Lease, dated as of May 29, 1997, by and between Dover Massachusetts and CE Holman, LLP
*10	.7	Lease, dated as of October 12, 2001, by and between David F. Post and Dover Massachusetts
*10	.8	Lease, dated as of March 1, 2003, by and between Smith Brothers, Inc. and JDS Properties, LLC
*10	.9	Letter dated February 9, 2005 from the Company to JDS Properties, LLC regarding lease extension
*10	.10	Lease, dated as of June 22, 2002, by and between Hockessin Square, L.L.C. and Dover Massachusetts
*10	.11	Letter dated January 25, 2005 from the Company to Hockessin Square, L.L.C. regarding lease extension
*10	.12	Lease, dated as of November 24, 2003, by and between North Conway Holdings, Inc. and Dover Massachusetts

Number		Description
*10	.13	Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers
*10	.14	First Amendment to Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers
*10	.15	Amendment to Stock Purchase Agreement, dated as of September 17, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers
*10	.16	Amended and Restated Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank
*10	.17	Amendment to Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank
*10	.18	Amended and Restated Security Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank
*10	.19	Amended and Restated Pledge Agreement, dated as of December 11, 2003, by and between the Company and Fleet National Bank
*10	.20	Shareholder Pledge Agreement, dated as of September 17, 1998, by and among Stephen L. Day, Jonathan A.R. Grylls, David J. Powers, James F. Powers, Michele R. Powers and BankBoston, N.A
*10	.21	Amended and Restated Revolving Credit Note, dated as of December 11, 2003, by Dover Massachusetts for the benefit of Fleet National Bank
*10	.22	Letter agreement, dated as of September 16, 2005, by and between Dover Massachusetts and Bank of America, N.A. (successor by merger to Fleet National Bank)
*10	.23	Security Agreement, dated as of December 11, 2003, by and between Smith Brothers, Inc. and Fleet National Bank
*10	.24	Guaranty, dated as of December 11, 2003, by Smith Brothers, Inc. to Fleet National Bank
*10	.25	Redemption Agreement, dated as of August 25, 2005, by and between the Company and Citizens Ventures, Inc.
*10	.26	Letter agreement, dated as of September 14, 2005, by and between the Company and Citizens Ventures, Inc., amending that certain Redemption Agreement, dated as of August 26, 2005, by and between the Company and Citizens Ventures, Inc.
*10	.27	License Agreement, dated as of February 10, 2003, by and between Weatherbeeta PTY LTD and the Company
*10	.28	Settlement Agreement, dated as of December 22, 2003, by and between Libertyville Saddle Shop, Inc. and the Company
†*10	.29	Employment Agreement, dated as of September 1, 2005, by and between Stephen L. Day and the Company
†*10	.30	Employment Agreement, dated as of September 1, 2005, by and between Jonathan A.R. Grylls and the Company
*10	.31	Amended and Restated Subordination Agreement, dated as of September 16, 2005, by and among Bank of America, N.A. (successor by merger to Fleet National Bank), Patriot Capital Funding, Inc. (successor in interest to Wilton Funding, LLC) and Dover Massachusetts, acknowledged by the Company and Smith Brothers, Inc.
*10	.32	Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc., Patriot Capital Funding, Inc. and the Purchasers referenced therein
*10	.33	Amended and Restated Security Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc. and Patriot Capital Funding, Inc.
##10	.34(1)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Stephen L. Day
##10	.35(2)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Jonathan A.R. Grylls

Number		Description
##10	.36(4)	Second Amendment dated as of March 28, 2006 to Amended and Restated Loan Agreement with Bank of America
##10	.37(5)	Amendment No. 1 dated as of March 28, 2006 to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.
^10	.38	Agreement of Lease dated March 29, 2006 by and between the Company and Sparks Lot Seven, LLC
^^10	.39	Commercial Lease executed as of March 9, 2001 between Marvid Crabyl, LLC and Dover Saddlery, Inc., as amended and extended.
^^10	.40	Stock Purchase Agreement dated as of May 19, 2006 among Dover Saddlery, Inc., Dover Saddlery Retain, Inc., Old Dominion Enterprises, Inc. and Reynolds Young, as amended.
^^10	.41	Lease made as of June 2006 between Humphrey and Rodgers and Dover Saddlery Retail, Inc.
^^10	.42	Agreement of Lease for Shopping Center Space between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc. Dated as of May 20, 1997
^^10	.43	LB’s of Virginia Building Lease Agreement dated November 1, 2000, as amended.
^^10	.44	Lease agreement made July 10, 2006 between Hopkins Roads Associates and Dover Saddlery Retail, Inc.
^^10	.45(5)	Consent and Amendment No. 2, dated June 29, 2006, to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.
^^10	.46(6)	Waiver letter dated as of June 27, 2006 between Bank of America, N.A. and Dover Saddlery, Inc.
+10	.47(7)	First Amendment and Extension to Lease Agreement dated September 2006 between C.E. Holman Limited Partnership and Dover Saddlery, Inc.
#10	.48(4)	Third Amendment dated as of March 29, 2007 to Amended and Restated Loan Agreement dated as of December 11, 2003, with Bank of America
#10	.49(5)	Waiver and Amendment No. 3 dated March 30, 2007 to the Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.
##14	.1(3)	Code of Business Conduct and Ethics
#21	.1	Subsidiaries of the Company
*23	.1	Consent of Bingham McCutchen LLP (included in Exhibit 5.1)
#23	.2	Consent of Ernst & Young LLP
*23	.3	Consent of Preti Flaherty Beliveau Pachios & Haley PLLC (included in Exhibit 5.2)
*24	.1	Power of Attorney
#31	.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
#31	.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
#32	.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
*99	.1	Consent of William F. Meagher, Jr.

*	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-127888)
#	Filed herewith
##	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, on March 30, 2006

^	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, on May 15, 2006

^^	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006, on August 14, 2006

+	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, on November 13, 2006

†	Indicates a management contract or compensatory plan or arrangement

(1)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.30

(2)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.31

(3)	Amends and restates Code of Conduct and Ethics filed with the Company’s Registration Statement on Form S-1/A on October 2, 2005 as Exhibit 14.1

(4)	Amends Amended and Restated Loan Agreement dated as of December 11, 2003, with Fleet National Bank, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.18

(5)	Amends Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement dated as of September 16, 2005, with Patriot Capital Funding, Inc., filed with the Company’s Registration Statement on Form S-1/A on October 5, 2005 as Exhibit 10.32.

(6)	Pertains to Amended and Restated Loan Agreement dated as of December 11, 2003, with Fleet National Bank, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.16.

(7)	Amends Lease dated as of May 29, 1997, by and between Dover Massachusetts and CE Holman LLP, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.6