Form 10-Q
period 2007-03-31
DOVER SADDLERY INC
filed 2007-05-15
CIK 1071625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-51624
Dover Saddlery, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE (State of other jurisdiction of	04-3438294 (I.R.S. Employer Identification No.)
incorporation or organization)
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
YES ☐      NO ☑
     Shares outstanding of the registrant’s common stock (par value $0.0001) at May 4, 2007: 5,074,344

DOVER SADDLERY, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
DOVER SADDLERY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2007	2006
	(Un-audited)
ASSETS
Current assets:
Cash and cash equivalents	$182	$101
Accounts receivable	703	795
Inventory	17,563	14,811
Prepaid catalog costs	2,760	2,133
Prepaid expenses and other current assets	1,397	988

Total current assets	22,605	18,828
Net capital assets	3,089	2,832
Other assets:
Deferred income tax assets	485	297
Other assets, net	617	642
Goodwill	14,267	14,267

Total other assets	15,369	15,206

Total assets	$41,063	$36,866

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations and short-term bank borrowings	$1,399	$1,768
Accounts payable	4,357	3,508
Accrued expenses and other current liabilities	3,374	3,355
Income tax payable	—	282
Deferred income tax liability	—	206

Total current liabilities	9,130	9,119

Long-term liabilities:
Revolving line of credit	11,000	5,900
Subordinated notes payable	3,000	3,000
Capital lease obligation, net of current portion	92	117

Total long-term liabilities	14,092	9,017
Stockholders’ equity
Common Stock, par value $0.0001 per share; 15,000,000 shares authorized; issued 5,074,344 as of March 31, 2007 and December 31, 2006	1	1
Additional paid in capital	43,913	43,887
Treasury stock, 795,865 shares at cost	(6,082)	(6,082)
Accumulated deficit	(19,991)	(19,076)

Total stockholders’ equity	17,841	18,730

Total liabilities and stockholders’ equity	$41,063	$36,866

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share data)
(Un-audited)

	Three Months Ended
	March 31, 2007	March 31, 2006
Revenues, net	$18,559	$17,033
Cost of revenues	11,872	11,059

Gross profit	6,687	5,974
Selling, general and administrative expenses	7,124	5,432
Other non-recurring expense	700	—

Income (loss) from operations	(1,137)	542
Interest expense, financing and other related costs	315	209

Income (loss) before provision for income taxes	(1,452)	333
Provision (benefit) for income taxes	(537)	137

Net income (loss)	$(915)	$196

Net income (loss) per share
Basic	$(0.18)	$0.04

Diluted	$(0.18)	$0.04

Number of shares used in per share calculation
Basic	5,074,000	5,074,000
Diluted	5,074,000	5,276,000
See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Un-audited)

	Three Months Ended
	March 31,	March 31,
	2007	2006
Operating activities:
Net income (loss)	$(915)	$196
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	177	150
Deferred income taxes	(403)	(1)
Stock-based compensation	26	—
Non-cash interest expense and amortization of deferred finance fees	36	42
Other non-recurring expense	700	—
Changes in current assets and liabilities:
Accounts receivable	92	(753)
Inventory	(2,752)	(551)
Prepaid catalog costs and other expenses	(1,027)	(664)
Accounts payable & short-term borrowings	480	(84)
Accrued expenses and other current liabilities	(963)	(944)

Net cash used in operating activities	(4,549)	(2,609)
Investing activities:
Purchases of property and equipment	(418)	(69)
Change in other assets	9	(40)

Net cash used in investing activities	(409)	(109)
Financing activities:
Borrowings under revolving line of credit	5,100	—
Payments of commitment and financing fees	(35)	(24)
Payments on capital leases	(26)	(43)

Net cash provided by (used in) financing activities	5,039	(67)

Net increase (decrease) in cash and cash equivalents	81	(2,785)

Cash and cash equivalents at beginning of period	101	2,887

Cash and cash equivalents at end of period	$182	$102

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$279	$192

Income taxes	$310	$4

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A. Nature of Business and Basis of Preparation
     Dover Saddlery, Inc., a Delaware corporation (the “Company”), is a leading specialty retailer and the largest direct marketer of equestrian products in the United States. The Company sells its products through a multi-channel strategy, including catalogs, the Internet, and retail stores located in Massachusetts, New Hampshire, Delaware, Texas, Maryland and Virginia. The Company provides a complete line of products, as well as specially developed private label offerings from its direct marketing headquarters, warehouse, and call center facility in Littleton, Massachusetts.
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
     The accompanying condensed consolidated financial statements comprise those of the Company and its wholly owned subsidiaries, Dover Saddlery, Inc., a Massachusetts corporation, Dover Saddlery Retail, Inc., a Massachusetts corporation, Smith Brothers, Inc., a Texas corporation, and Old Dominion Enterprises, Inc., a Virginia corporation. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 are un-audited. In management’s opinion, these un-audited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2006 and include all adjustments, consisting of only usual recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results expected for the full year ending December 31, 2007.
     Certain footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to pertinent rules and regulations, although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading. The accompanying un-audited condensed consolidated financial statements should be read in conjunction with the audited December 31, 2006 financial statements.
B. Accounting for Stock-Based Compensation
     On January 1, 2006 the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123(R), Share-Based Payment. Accordingly, the Company recognizes the fair value of compensation cost of stock-based awards on a straight-line basis over the vesting period of the award. Stock-based compensation for the three months ended March 31, 2007 was $26,000. There was no stock-based compensation recognized for the three months ended March 31, 2006 as all outstanding options were fully vested as of December 31, 2005. The subsequent stock option grants were issued in October and November 2006.
     There was no activity related to stock option grants, exercises or forfeitures for the three months ended March 31, 2007.
     The amount of stock-based compensation expense that may be recognized for outstanding, unvested options as of March 31, 2007 was $431,000 to be recognized on a straight-line basis over the employee’s vesting term of five years. As of March 31, 2007, the intrinsic value of all outstanding options was $1.6 million. The intrinsic value of outstanding vested options was $1.3 million as of March 31, 2007.
C. Inventory
     Inventory consists of finished goods in the Company’s mail-order warehouse and retail stores. The Company’s inventories are stated at the lower of cost, with cost determined by the first-in, first-out method, or net realizable value. The Company maintains a reserve for excess and obsolete inventory. This reserve was $70,000 as of March 31, 2007 and December 31, 2006. The Company continuously monitors the salability to ensure adequate valuation of the related merchandise.

D. Advertising
     The costs of direct-response advertising materials, primarily catalog production and distribution costs are deferred in accordance with Statement of Position (SOP) 93-7, Reporting on Advertising Costs. These costs are recognized over the period of expected future revenue, which is less than one year. Deferred costs as of March 31, 2007 and December 31, 2006 were $2,760,007 and $2,133,558, respectively. The combined marketing and advertising costs charged to selling, general, and administrative expenses as of March 31, 2007 and March 31, 2006 were $2,710,234 and $2,297,015.
E. Comprehensive Income
     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the three months ended March 31, 2006, comprehensive income was limited to net income of $196,000 and the effectively hedged interest rate swap adjustment of ($2,000). Accordingly, the comprehensive income for the three months ended March 31, 2006 was $194,000. The interest rate swap matured in December 2006. The comprehensive loss for the three months ended March 31, 2007 was comprised entirely of the current period net loss of ($915,000).
F. Net Income (Loss) Per Share
     A reconciliation of the number of shares used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2007	2006
Basic weighted average common shares outstanding	5,074	5,074
Add: Dilutive effect of assumed stock option exercises less potential incremental shares purchased under the treasury method	—	202
Diluted weighted average common shares outstanding	5,074	5,276
G. Financing Agreements
Revolving Credit Facility
     The $16,000,000 revolving credit facility, of which up to $2,000,000 can be in the form of letters of credit, shall bear interest at the base rate, announced from time to time by the bank plus an applicable margin determined by the Company’s funded debt ratio. As of March 31, 2007 and December 31, 2006, the bank rate was 8.25% and the applicable margin was 0% for both of these periods. Interest shall be payable quarterly on the last business day of each fiscal quarter.
     At its option, the Company may have all or a portion of the unpaid principal under the credit facility bear interest at a one, two, three, or six month LIBOR rate options. The LIBOR rates were 6.32% and 5.32% at March 31, 2007 and December 31, 2006, respectively, plus an applicable margin determined by the Company’s funded debt ratio, of 2.25% at March 31, 2007 and December 31, 2006, was fixed for the LIBOR rate option period. Interest related to LIBOR rate options are payable at the maturity of the LIBOR agreement.
     As of March 31, 2007, $11,000,000 bore interest at the revolver rate of 8.25%. As of December 31, 2006, $5,900,000 bore interest at the revolver rate of 8.25%.
     The Company is obligated to pay commitment fees of 0.25% per annum on the average daily, unused amount of the line of credit during the preceding quarter on the revolving credit facility. All assets of the Company collateralize the revolving credit facility. Under the terms of the credit facility, the Company is subject to various covenants. At March 31, 2007, the Company obtained waivers for non-compliance with certain covenants. The revolving line of credit is due in full in September 2008. No principal amounts are expected to be paid within the next 12 months.

     For the three months ended March 31, 2007, the Company had the ability to borrow $16,000,000 on the revolving line of credit, of which $11,000,000 was outstanding. At December 31, 2006 the Company had the ability to borrow $16,000,000, of which $5,900,000 was outstanding.
Subordinated Notes Payable
     In September 2005, the Company issued $8.05 million of senior subordinated debt, of which $3.0 million was outstanding as of March 31, 2007 and December 31, 2006. The note may be prepaid at the Company’s option at 104% or 105% of its principal amount until September 16, 2007 or 2008, respectively. The note is payable at 106% of its principal amount by September 16, 2009.
     In connection with the note, the Company issued a warrant to the lender to purchase 30,974 common shares at $0.00759 per share. The related fair value cost has been recorded as deferred financing cost in other assets with an offset to Additional Paid in Capital. The warrant remained outstanding through March 31, 2007.
     Under the terms of the subordinated note agreement, the Company is subject to various covenants. At March 31, 2007, the Company obtained waivers of non-compliance for certain covenants.
H. Income Taxes
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company did not record a cumulative effect adjustment related to the adoption of FIN 48.
     The Company has identified its federal tax return and its state tax return in Massachusetts as “major” tax jurisdictions, as defined. Examinations of the Company’s federal tax return through 2003 have been completed. The periods subject to examination for the Company’s federal return are the 2004 through 2006 tax years. The periods subject to examination for the Company’s state returns in Massachusetts are years 2003 through 2006.
     As of the adoption of FIN 48, the Company had $25,000 of unrecognized tax benefits, all of which would decrease the effective tax rate if recognized. There have been no changes to the unrecognized tax benefits throughout the three months ended March 31, 2007. The Company does not expect the unrecognized tax benefit to materially change within the next twelve months.
     We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have or will receive assessments for interest and/or penalties, it has and will be classified in the financial statements as a provision for income taxes. As of March 31, 2007, no penalties or interest have been accrued.
I. Related Party Transactions
     In October of 2004, the Company entered into a lease agreement with a minority stockholder. The agreement, which relates to the Plaistow, NH retail store, is a five year lease with options to extend for an additional fifteen years. The Company paid and expensed in connection with this lease $50,000 and $40,000 during the three months ended March 31, 2007 and March 31, 2006, respectively. In addition, a related deposit of $18,750 was recorded as prepaid expenses and other current assets.
     In order to expedite the efficient build-out of leasehold improvements in its new retail stores, the Company utilizes the services of a real estate development company owned by a non-executive Company employee and minority stockholder to source construction services and retail fixtures. Total payments, consisting primarily of reimbursements for materials and outside labor, for the fit-up of five stores, were $151,041 and $4,109 for the three months ended March 31, 2007 and March 31, 2006, respectively.

J. Commitments and Contingencies
Lease Commitments
     The Company leases its facilities, as well as certain fixed assets that may be purchased for a nominal amount on the expiration of the leases, under non-cancelable operating and capital leases that extend through 2011. These leases, which may be renewed for periods ranging from one to five years, include fixed rental agreements as well as agreements with rent escalation clauses.
     In connection with retail locations, the Company enters into various operating lease agreements, which will further escalate rental payments in the future. The effects of variable rent disbursements have been expensed on a straight-line basis over the life of the lease in accordance with SFAS No. 13 “Accounting for Leases”. As of March 31, 2007 and December 31, 2006 there was approximately $97,038 and $97,057 of deferred rent recorded in other current liabilities, respectively.
Contingencies
     In February 2006, the Company received an invoice for $2.1 million from Goldsmith, Agio, Helms & Linner LLC (GAH) seeking a success fee for financial advisory services purportedly due in connection with the Company’s initial public offering (IPO) (herein, the “GAH Claim”). Despite our emphatic denial of the validity of any such claim, on March 24, 2006, GAH filed a demand for arbitration with the American Arbitration Association for $2.1 million, plus interest and fees. We have continually denied all liability for the GAH Claim and we have vigorously defended against such claim.
     Since the filing of our 2006 Annual Report, we have pursued settlement discussions with the assistance of a mediator, and the arbitration panel has denied cross-motions by us and by GAH for summary judgment. A hearing on the merits is scheduled before the arbitration panel in late May 2007. Although we still believe we will be successful in our defense of the claim, we will continue to pursue settlement discussions to mitigate, if not avoid, the burden on management, the costs of preparation and trial, and risks of a potential adverse outcome. For these same reasons, the Company has recorded a charge of $700,000 for potential settlement costs under SFAS No. 5 Accounting for Contingencies.
K. Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. This statement allows an entity to choose to measure many financial instruments and certain other items at fair value. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company has not yet completed its evaluation of the impact that the adoption of SFAS No. 159 would have on its financial position or results of operations.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for, among other things, the definition of fair value and the methods used to measure fair value. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company has not yet completed its evaluation of the impact that the adoption of SFAS No. 157 would have on its financial position or results of operations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words “projected,” “anticipated,” “planned,” “expected” and similar expressions are intended to identify forward-looking statements. In particular, statements regarding future financial targets or trends are forward-looking statements. Forward-looking statements are not guarantees of our future financial performance, and undue reliance should not be placed on them. Our actual results, performance or achievements may differ significantly from the results, performance or achievements discussed in or implied by the forward-looking statements. Factors that could cause such a difference detailed in

“Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (“fiscal 2006”). We disclaim any intent or obligation to update any forward-looking statements
Overview
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
     We have carefully built a multi-channel platform for growth by developing an extensive consumer database of equestrian enthusiasts and Dover customers. We have positioned ourselves to capitalize on the synergies of combining catalog and Internet operations with a retail store channel. By marketing our products across integrated, multiple sales channels, we have strengthened our brand visibility and brand equity, expanded our customer database and generally increased revenues, profits and market share. While our catalog acts as the primary marketing vehicle to increase Internet and store traffic, each of our channels reinforces the other and generates additional customers. Because we sell equestrian products through multiple channels to the same customer base, we operate in one reportable business segment.
Consolidated Performance and Trends
     The first quarter net loss was $0.9 million or $(0.18) per diluted share compared to net income of $0.2 million or $0.04 per diluted share in the first quarter of 2006. Net income for the first quarter decreased $1.1 million compared to the prior year first quarter. The decrease is attributable to the non-recurring potential settlement of previously disclosed litigation, as well as a significant reduction in revenues in our direct channel.
     The first quarter results reflect our continuing efforts to execute our growth strategy in the retail channel, where revenues increased 78%, or $1.7 million in the quarter, as we increased our number of stores to eight by March 31, 2007. This trend of increased revenue and profitability is dependent upon our ability to continue to execute our expansion strategy by opening new store locations and our customers’ continued support of new retail stores. We respond to fluctuations in retail revenues by adjusting marketing efforts and operations to support our retail stores and manage costs, as well as continuing to focus on our proprietary store optimization modeling to determine the rate and location of new store openings. Our direct channel revenues decreased 0.6%, to $14.9 million in the first quarter, due to a combination of factors: poor weather conditions which delayed the beginning of the spring outdoor riding season, increased competitive price discounting as Petsmart began to liquidate inventory as it closes the State Line Tack departments, and a low Consumer Sentiment Index as impacted by higher gasoline prices. The reversal of this one-quarter trend of decreased direct revenue is dependent upon the response of our customers to these market conditions. We respond to fluctuations in our direct customers’ response by adjusting the quantities of catalogs mailed and other marketing and customer-related strategies and tactics in order to maximize revenue opportunity and manage costs.
     The first quarter results also include the non-recurring expense of $0.7 million for the potential settlement of the Goldsmith Agio litigation. Although we still believe we will be successful in our defense of the claim, we have pursued settlement discussions to mitigate, if not avoid, the costs of preparation and trial, the burden on management, and risks of a potential adverse outcome, which the Company has disclosed in all financial reports filed since March 2006 with the SEC. The potential settlement agreement will close this litigation.

Results of Operations
     The following table sets forth our un-audited results of operations as a percentage of revenues for the periods shown:

	Three Months Ended
	March 31, 2007	March 31,	2006
Revenues, net	100.0%	100.0%
Cost of revenues	64.0	64.9
Gross profit	36.0	35.1
Selling, general and administrative expenses	38.4	31.9
Other non-recurring expense	3.8	—
Income (loss) from operations	(6.1)	3.2
Interest expense, financing and other related costs	1.7	1.2
Income (loss) before provision for income taxes	(7.8)	2.0
Provision (benefit) for income taxes	(2.9)	0.8
Net income (loss)	(4.9)%	1.2%
     The following table presents certain selected un-audited operating data (dollars in thousands) (1):

	Three Months Ended
	March 31	March 31
	2007	2006
Revenue, net — direct	$14,874	$14,963
Revenue, net — retail stores	3,685	2,070

Revenue, net — total	$18,559	$17,033

Other operating data:
Number of retail stores (2)	8	4
Capital expenditures	418	69
Gross profit margin	36.0%	35.1%
EBITDA (3)	(934)	691
EBITDA margin (3)	(5)%	4.1%

(1)	Applies to dollar references both in line item description and in tabular columns.

(2)	Does not include the fourth Dominion store closed for renovation during Q1 2007. Includes the new Dover stores in Chantilly, VA, and Lexington, VA opened in Q1 2007.

(3)	When we use the term “EBITDA”, we are referring to net income minus interest income plus interest expense, income taxes, non-cash stock-based compensation, depreciation and amortization. We present EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.
EBITDA has some limitations as an analytical tool and you should not consider it in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities or any other measure calculated in accordance with generally accepted accounting principles. Some of the limitations are:
•	EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or capital commitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the interest expense or cash requirements necessary to service interest or principal payments on our debt;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; and

•	other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.
The following table reconciles EBITDA to net income (loss) (in thousands).

	Three Months Ended
	March 31,	March 31,
	2007	2006
Net income (loss)	$(915)	$196
Depreciation	160	111
Amortization of other intangible assets	17	38
Amortization of deferred stock-based compensation	26	—
Interest expense and other related financing costs; net	315	209
Provision (benefit) for income taxes	(537)	137

EBITDA	$(934)	$691

Three Months Ended March 31, 2007 Compared To Three Months Ended March 31, 2006
Revenues
     Our total revenues increased to $18.6 million for the three months ended March 31, 2007, from $17.0 million for the corresponding period in 2006, an increase of $1.6 million or 9.0%. Revenues in our direct sales channel decreased $0.09 million, or 0.6% to $14.9 million. Revenues in our retail store were $3.7 million, an increase of $1.7 million, or 78%. The decrease in revenues from our direct sales channel was attributed to lower unit volumes through both the catalog and the internet channels, and from both the Dover Saddlery and the Smith Brothers brands. The increase in revenues from our retail sales channel was due primarily to the opening of new stores and the acquisition of the Dominion stores.
Gross Profit
     Gross profit for the three months ended March 31, 2007 increased 11.9% to $6.7 million, from $6.0 million for the corresponding period in 2006. Gross profit as a percentage of revenues increased for the three months ended March 31, 2007 to 36.0%, from 35.1% of revenues for the corresponding period in 2006. The increase of $0.7 million in gross profit was due to increased revenues in our retail sales channel. The increase in gross profit as a percentage of revenues was attributable to variations in overall product mix.

Selling, General and Administrative
     Selling, general and administrative expenses increased to $7.1 million (38.4% of revenues) in the three months ended March 31, 2007, from $5.4 million (31.9% of revenues) for the corresponding period in 2006. The $1.7 million increase included $0.6 million in labor and related costs primarily due to retail expansion, $0.4 million in marketing costs, attributable to both catalog expenses and new store support designed to drive increased revenues. Legal fees increased by $0.2 million, and facility costs for new retail store space increased by $0.2 million.
Other Non-Recurring Expense
     The non-recurring expense of $700,000 for the three months ended March 31, 2007, is a charge for the potential settlement of the GAH litigation, which we have incurred to avoid additional costs and the risk of a large adverse award.
Interest Expense
     Interest expense, including amortization of deferred financing costs attributed to our subordinated debt and revolving credit facility, increased to $0.3 million for the three months ended March 31, 2007, compared to $0.2 million for the corresponding period in 2006. Our debt levels increased due primarily to increased inventory levels in our new retail stores.
Income Tax Provision
     The benefit for income taxes was $0.5 million for the three months ended March 31, 2007, reflecting an effective tax rate of 37%, as compared to a provision of $0.1 million for the corresponding period in 2006, reflecting an effective tax rate of 41%. The effective tax rates for the year-to-date periods were recorded based upon management’s best estimates of the rates for the entire respective years, and are adjusted each quarter.
Net Income (Loss)
     The net loss for the three months ended March 31, 2007 was $0.9 million, down from the $0.2 million of net income achieved for the corresponding period in 2006. This loss was primarily attributable to a charge for a potential strategic settlement of the Goldsmith, Agio, Helms litigation, which had an after-tax impact of $0.5 million. The remaining shortfall was due to soft consumer demand in the direct revenue channel. Resulting net income (loss) per share, for the three months ended March 31, 2007 was ($0.18), versus earnings per share of $0.04 for the corresponding period in 2006.
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
Liquidity and Capital Resources
     In the first quarter 2007, we utilized $5.0 million of cash in pursuing our growth strategy of increasing revenues, opening new retail locations and providing inventory for those new stores. Cash was also utilized for general working capital requirements, capital expenditure requirements and third-party debt service requirements. The source for the cash utilized was availability under our revolving credit facility. We may in the future need to obtain additional financing from banks, or through public offerings or private placements of debt or equity securities, strategic relationships, or other arrangements.

Operating Activities
     The cash utilized in our operating activities for the three months ended March 31, 2007 was $4.5 million, with cash outflows consisting primarily of the net loss and increases in prepaid catalog expenses of $1.0 million, reductions of accrued expenses and gift certificates of $1.0 million, and inventory increases of $2.8 million attributable to retail growth and increased seasonal buying, partially offset by non-cash expenses and additional payables of $0.5 million. For the three months ended March 31, 2006, cash utilized by our seasonal operating activities was primarily due to reductions of accrued expenses and gift certificates of $0.9 million, credit card receivables of $0.7 million, and inventory of $0.5 million, due to seasonal buying, partially offset by net income and non-cash expenses of $0.4 million.
Investing Activities
     Cash used in our investing activities was $0.4 million for the three months ended March 31, 2007 and $0.1 million for the corresponding period in 2006. Additional investment activities throughout these periods represent the purchase of capital equipment in support of our growth, including leasehold improvements, computer equipment, internal use of software, furniture and fixtures, and the purchase of other assets and related deposits. Increases in investment activities can be expected in the balance of 2007 and in future years to outfit our new retail stores with leasehold improvements, computer equipment, fixtures, furniture and other assets.
Financing Activities
     Net cash provided by our financing activities was $5.0 million for the three months ended March 31, 2007, and $0.1 million was used in the corresponding period in 2006. In the three months ended March 31, 2007, we funded our seasonal operating activities and investing activities with net borrowings under our revolving credit facility.
Revolving Credit Facility
     In September 2005, we renewed and increased our revolving credit facility with Bank of America, N.A., under which we can borrow up to $16.0 million, including $2.0 million for letters of credit. Interest accrues at a variable rate based on both prime and published LIBOR rates. The credit facility expires on September 16, 2008, at which time all advances will be immediately due and payable. As of March 31, 2007, the revolving credit facility borrowing limit was $16.0 million and the amount outstanding under the credit facility was $11.0 million at a rate of 8.25% and the unused amount available was $5.0 million. Borrowings are secured by substantially all of our assets. Under the terms of our credit facility, we are subject to various covenants. At March 31, 2007, we obtained waivers for non-compliance with certain covenants under the credit facility. If future default occurs, the bank may require that we repay all amounts then outstanding. Any amounts which we may be required to repay prior to a scheduled repayment date, however, would reduce funds that we could otherwise allocate to other opportunities that we consider desirable.
Senior Subordinated Note and Warrant
     On September 16, 2005, we closed an Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc., which provided for our issuance of a senior subordinated note payable, which is due in full on September 16, 2009 for aggregate proceeds of $8.05 million. Of such proceeds, $3.5 million was used to pay off a previously existing subordinated note payable and $4.0 million was used to pay a portion of a $6.0 million purchase price of 795,865 shares of our common stock. The note is a general senior subordinated obligation, is subordinated in right of payment to our existing and future senior debt, ranks equal in right of payment with any of our future senior subordinated debt and is senior in right of payment to any of our future subordinated debt. Interest at an annual rate of 11.5% is payable monthly on the fifth business day of the month. Prepayment on the principal amount due under the note may voluntarily be made at any time in multiples of $100,000, plus accrued and unpaid interest and a prepayment fee equal to the principal amount prepaid multiplied by 4.0% if prepayment is made prior to September 16, 2007, 5.0% if prepayment is made prior to September 16, 2008 and 6.0% if prepayment is made prior to September 16, 2009. Mandatory prepayment is required upon a change in control. Simultaneously with the issuance of this note, we issued a warrant to Patriot Capital Funding, Inc. exercisable at any time after March 31, 2006 for up to 30,974 shares of our common stock at an exercise price of $0.00759 per share. In December 2005, we utilized proceeds from our public offering to prepay $5.1 million of the debt due under the note, leaving a balance of $3,000,000. As of March 31, 2007, the balance of the subordinated note was $3,000,000, and we have obtained waivers for non-compliance with certain covenants.

Working Capital and Capital Expenditure Needs
     We believe our existing cash, cash equivalents, expected cash to be provided by our operating activities, and funds available through our revolving credit facility will be sufficient to meet our currently planned working capital and capital expenditure needs over at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the expansion of our retail stores, the acquisition of new capabilities or technologies and the continuing market acceptance of our products. To the extent that existing cash, cash equivalents, cash from operations and cash from our revolving credit facility under the conditions and covenants of our credit facilities are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, businesses, services or technologies, we may enter into these types of arrangements in the future , which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Critical Accounting Policies and Estimates
     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2006 Annual Report on Form 10-K, filed on April 2, 2007, in Note 2 of the Notes to the Consolidated Financial Statements and the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     At March 31, 2007, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended December 31, 2006. More detailed information concerning market risk can be found in Item 7A under the sub-caption “Quantitative and Qualitative Disclosures about Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” on pages 40-41 of our Annual Report on Form 10-K for the year ended December 31, 2006.
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
Interest Rate Sensitivity
     We had cash and cash equivalents totaling $0.2 million at March 31, 2007. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of March 31, 2007, all of our investments were held in money market and other short-term investment accounts.
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
Item 4. Controls and Procedures.
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
     Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     We maintain certain internal controls over financial reporting that are appropriate, in management’s judgment with similar cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     From time to time, we may be exposed to litigation relating to our products and operations. Except as described below, we are not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our financial conditions or results of operation.
     As previously disclosed in Item 3 under the caption “Legal Proceedings” on pages 23-24 of our Annual Report on Form 10-K for the fiscal year ending December 31, 2006 (the “2006 Annual Report”), the Company received an invoice for $2.1 million from Goldsmith, Agio, Helms & Linner LLC (GAH) in February 2006 seeking a success fee for financial advisory services purportedly due in connection with the Company’s initial public offering (IPO) (herein, the “GAH Claim”). Despite our emphatic denial of the validity of any such claim, on March 24, 2006, GAH filed a demand for arbitration with the American Arbitration Association for $2.1 million, plus interest and fees. We have continually denied all liability for the GAH Claim and we have vigorously defended against such claim.
     Since the filing of our 2006 Annual Report, we have pursued settlement discussions with the assistance of a mediator, and the arbitration panel has denied cross-motions by us and by GAH for summary judgment. A hearing on the merits is scheduled before the arbitration panel in late May 2007. Although we still believe we will be successful in our defense of the claim, we will continue to pursue settlement discussions to mitigate, if not avoid, the burden on management, the costs of preparation and trial, and risks of a potential adverse outcome. For these same reasons, the Company has recorded a charge of $700,000 for potential settlement costs under SFAS No. 5 Accounting for Contingencies.
Item 1A. Risk Factors.
     An investment in our common stock involves a high degree of risk. You should carefully consider the specific risk factors listed under Part I, Item 1A of our Annual Report for the year ended December 31, 2006 on Form 10-K filed with the SEC on April 2, 2007, together with all other information included or incorporated in our reports filed with the Securities and Exchange Commission.

     Any such risks may materialize, and additional risks not known to us, or that we now deem immaterial, may arise. In such event, our business, financial condition, results of operations or prospects could be materially adversely affected. If that occurs, the market price of our common stock could fall, and you could lose all or part of your investment.
     This Quarterly Report on Form 10-Q includes or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the use of the words “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “estimates” and other similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made. We have included important factors in the cautionary statements below that we believe could cause actual results to differ materially from the forward-looking statements contained herein. The forward-looking statements do not reflect the potential impact of any future acquisitions, mergers or dispositions. We do not assume any obligation to update any forward-looking statements contained herein. In addition to the list of significant risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2006, the following supplemental information might also be considered material in evaluating the risks of our business and an investment in our common stock:
Technology failures and privacy and security breaches could adversely affect the company’s business.
     A significant part of our overall revenues derives from our website sales. The success of our online business depends in part on factors over which we have limited control. These factors include changing customer preferences, changing buying trends related to Internet usage, changes in technology interfaces, technology failures or human errors, security breaches and consumer privacy concerns. Any failure to respond successfully to these risks and uncertainties might adversely affect sales through our websites, impair our reputation and increase our operating costs.
Our market is highly competitive and we may not continue to compete successfully.
     We compete in a highly competitive marketplace with a variety of retailers, dealers and distributors. The equestrian products market is highly fragmented with approximately 10,000 retail store locations nationwide. Many of these are small businesses that have a loyal customer base. We may therefore not be able to generate sufficient sales to support our new retail store locations. We also compete directly with State Line Tack, which has recently announced plans to close its retail operations. There are also a significant number of sporting goods stores, mass merchandisers and other better funded companies that could decide to enter into or expand their equestrian products offerings. Liquidating inventory sales by our former competitors may cause us temporarily to lose business and perhaps even to lose customers. In addition, if our continuing competitors reduce their prices, we may have to reduce our prices in order to compete. We may also be forced to increase our advertising or mail a greater number of catalogs in order to generate the same or even lower level of sales. Any one of these competitive factors could adversely affect our revenues and profitability. It is possible that increased competition or improved performance by our competitors may reduce our market share, may reduce our profit margin, and may adversely affect our business and financial performance in other ways.
We may be unable to continue to open new stores and enter new markets successfully.
     An important part of our business plan is to increase our number of stores and enter new geographic markets. Since the IPO, we have opened one new store and remodeled, expanded and converted four stores from the Dominion Saddlery acquisition. We currently plan to open up to three more new stores in the last nine months of 2007. For our growth strategy to be successful, we must identify and lease or buy favorable store sites, hire and train associates and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully. If we are unable to open new stores as quickly as planned, our future sales and profits could be materially adversely affected. Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Also, our expansion strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas.
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
     Our customers’ purchases of discretionary items, including our products, may decline during periods when disposable income is lower, or periods of actual or perceived unfavorable economic conditions. If this occurs, our revenues would decline, which may have a material adverse effect on our business.
Our quarterly operating results are subject to significant fluctuation.
     We experience seasonal fluctuations in our revenues and operating results. We typically realize a higher portion of our revenues and operating results during the fourth quarter. As a result of this seasonality, we believe that quarter to quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Our operating results have fluctuated from quarter to quarter in the past, and we expect that they will continue to do so in the future. Our earnings may not continue to grow at rates similar to the growth rates achieved in recent years and may fall short of either a prior fiscal period or investors’ expectations. Factors that could cause these quarterly fluctuations include the following: the extent to which sales in new stores result in the loss of sales in existing stores; accrual or pre-opening store expenses in one or more new store locations, resulting in higher operating expenses without a corresponding increase in revenues; the transaction costs and goodwill associated with acquisitions; the mix of products sold; pricing actions of competitors; the level of advertising and promotional expenses; and seasonality, primarily because the sales and profitability of our stores are typically slightly lower in the first and second quarters of the fiscal year than in other quarters. Most of our operating expenses, such as rent expense, advertising expense and employee salaries, do not vary directly with the amount of sales and are difficult to adjust in the short term. As a result, if sales in a particular quarter are below expectations for that quarter, we may not proportionately reduce operating expenses for that quarter, and therefore this sales shortfall would have a disproportionately negative effect on our net income for the quarter.
If businesses we acquire do not perform as well as we expect or have liabilities that we are not aware of, we could suffer consequences that would substantially reduce our revenues, earnings and cash flows.
     Our business strategy includes growth of our retail store channel, both through the development and opening of new Dover-branded store sites and the acquisition and conversion of existing retail stores to the Dover brand. Our financial performance may be adversely affected as the result of such acquisitions by such factors as: (1) difficulty in assimilating the acquired operations and employees, (2) inability to successfully integrate the acquired inventory and operations into our business and maintain uniform standards, controls, policies, and procedures; (3) lower-than-expected loyalty of the customer base of the acquired business to Dover-

branded stores and products; (4) post-acquisition variations in the product mix offered by the stores of the acquired business, resulting in lower revenues and gross margins; and (5) declines in revenues of stores of the acquired business from historical levels and those projected. Further, businesses we acquire may have unknown or contingent liabilities that are in excess of the amounts that we have estimated. Although we have obtained indemnification, we may discover liabilities greater than the contractual limits or the financial resources of the indemnifying party. In the event that we are responsible for liabilities substantially in excess of any amounts recovered through rights to indemnification, we could suffer severe consequences that would substantially reduce our revenues, earnings and cash flows.
Material changes in cash flow and debt levels may adversely affect our growth and credit facilities.
     During seasonal and cyclical changes in our revenue levels and to fund our retail growth strategy and increases in our direct business, we make use of our credit facilities, which are subject to EBITDA, total debt and related covenants. If we are out of compliance with these covenants at the end of a fiscal period, it may adversely affect our growth prospects, or in the worst case, trigger default and require the repayment of all amounts then outstanding on our loans.
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
Our shareholders may experience dilution in their ownership positions.
     We have historically granted options to employees as a significant part of our overall compensation package. As of December 31, 2005, our employees and non-employee directors held options in the aggregate to acquire 372,174 shares of common stock, all of which were exercisable at a weighted average exercise price of $4.94 per share. In October and November 2006, we granted additional options to acquire 166,029 shares of common stock. To the extent that option holders exercise vested outstanding options to purchase common stock, there may be further dilution. Future grants of stock-based compensation to employees may also result in dilution. We may raise additional funds through future sales of our common stock. Any such financing may result in additional dilution to our shareholders.
In addition to causing dilution, stock option grants increase compensation expense and may negatively impact our stock price.
     Pursuant to current accounting rules, the Company is required to take a current charge, beginning in the fourth quarter of fiscal 2006, for compensation expense associated with our grant of stock options. In the first quarter of 2007, we recognized $26,000 of non-cash stock-based compensation expense. This charge will have the effect of decreasing our net income and earnings per share, which may negatively impact our stock price.
Item 2. Use of Proceeds from Registered Securities.
     For the three months ended March 31, 2007, our cash management function utilized the remaining cash available from the company portion of the offering for normal seasonal working capital needs of the business, primarily for use in operating activities (see “Operating Activities” section of “Liquidating and Capital Resources” under Item 2 caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). As a result of such utilization, the Company has completed the use of the net proceeds of its public offering, which is summarized in the following table (in thousands):

Gross IPO proceeds	$14,700
Less: Underwriter discount	(700)
Less: Professional fees and transaction costs	(1,600)

Net proceeds (1)	$12,400
Inventory for new stores	(1,000)
Purchase of leasehold improvements and equipment	(1,600)
Acquisition of other businesses	(1,500)
Repayment of indebtedness	(8,300)

Balance	$—

(1)	None of our net proceeds were paid directly or indirectly to directors, officers, persons owning ten percent or more of our equity securities, or affiliates.

Item 3. Defaults Upon Senior Securities.
     There were no defaults in the first fiscal quarter on the Company’s senior securities.
Item 4. Submission of Matters to a Vote of Security Holders.
     In the first fiscal quarter of 2007, there were no matters submitted to a vote of security holders.
Item 5. Other Information.
     In May 2007, Patriot Capital Funding, Inc. exercised its warrant to purchase from the Company 30,974 shares of the Company’s common stock at $.00759 per share.
     In order to expedite the efficient build-out of leasehold improvements in its new retail stores, the Company utilizes the services of a real estate development company owned by a non-executive Company employee and minority stockholder to source construction services and retail fixtures. Total payments, consisting primarily of reimbursements for materials and outside labor, for the fit-up of five stores, were $151,041 and $4,109 for the three months ended March 31, 2007 and March 31, 2006, respectively.
Item 6. Exhibits.

Number	Description

*1.1	Form of Underwriting Agreement

*3.1	Amended and Restated Certificate of Incorporation of the Company

*3.2	Certificate of Amendment to Certificate of Incorporation of the Company

*3.3	Second Amended and Restated Certificate of Incorporation of the Company to be filed upon completion of this offering

*3.4	By-laws of the Company

*3.5	Amended and Restated By-laws of the Company to be effective upon completion of this offering

*4.1	Shareholders Agreement, dated as of September 17, 1998, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Donald Motsenbocker, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers

*4.2	First Amendment to Shareholders Agreement, dated as of August 29, 2003, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers

*4.3	Second Amendment to Shareholders Agreement, dated as of August 25, 2005, by and among a majority in interest of the Purchasers (as defined therein) and a majority in interest of the Sellers (as defined therein)

*4.4	Instrument of accession, dated as of September 16, 2005, signed by Citizens Ventures, Inc. and accepted by the Company, to that certain Shareholders Agreement, dated as of September 17, 1998, by and among the Company and the Shareholders referenced therein, as amended

*4.5	Form of Common Stock Certificate

*4.6	Warrant to purchase common stock of the Company issued to Patriot Capital Funding, Inc.

*4.7	Amended and Restated 11.50% Senior Secured Subordinated Note, dated September 16, 2005, issued jointly by the Company, Dover Massachusetts and Smith Brothers, Inc. to Patriot Capital Funding, LLC I

*5.1	Opinion of Bingham McCutchen LLP

*5.2	Opinion of Preti Flaherty Beliveau Pachios & Haley LLP

Number	Description
*†10.1	1999 Stock Option Plan (the “1999 Plan”)

*†10.2	Form of Stock Option Agreement under the 1999 Plan

*†10.3	2005 Equity Incentive Plan (the “2005 Plan”)

*†10.4	Form of Stock Option Agreement under the 2005 Plan

*†10.5	Form of Restricted Stock Award Agreement under the 2005 Plan

*10.6	Lease, dated as of May 29, 1997, by and between Dover Massachusetts and CE Holman, LLP

*10.7	Lease, dated as of October 12, 2001, by and between David F. Post and Dover Massachusetts

*10.8	Lease, dated as of March 1, 2003, by and between Smith Brothers, Inc. and JDS Properties, LLC

*10.9	Letter dated February 9, 2005 from the Company to JDS Properties, LLC regarding lease extension

*10.10	Lease, dated as of June 22, 2002, by and between Hockessin Square, L.L.C. and Dover Massachusetts

*10.11	Letter dated January 25, 2005 from the Company to Hockessin Square, L.L.C. regarding lease extension

*10.12	Lease, dated as of November 24, 2003, by and between North Conway Holdings, Inc. and Dover Massachusetts

*10.13	Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers

*10.14	First Amendment to Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers

*10.15	Amendment to Stock Purchase Agreement, dated as of September 17, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers

*10.16	Amended and Restated Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank

*10.17	Amendment to Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank

*10.18	Amended and Restated Security Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank

*10.19	Amended and Restated Pledge Agreement, dated as of December 11, 2003, by and between the Company and Fleet National Bank

*10.20	Shareholder Pledge Agreement, dated as of September 17, 1998, by and among Stephen L. Day, Jonathan A.R. Grylls, David J. Powers, James F. Powers, Michele R. Powers and BankBoston, N.A.

*10.21	Amended and Restated Revolving Credit Note, dated as of December 11, 2003, by Dover Massachusetts for the benefit of Fleet National Bank

*10.22	Letter agreement, dated as of September 16, 2005, by and between Dover Massachusetts and Bank of America, N.A. (successor by merger to Fleet National Bank)

*10.23	Security Agreement, dated as of December 11, 2003, by and between Smith Brothers, Inc. and Fleet National Bank

*10.24	Guaranty, dated as of December 11, 2003, by Smith Brothers, Inc. to Fleet National Bank

*10.25	Redemption Agreement, dated as of August 25, 2005, by and between the Company and Citizens Ventures, Inc.

Number	Description
*10.26	Letter agreement, dated as of September 14, 2005, by and between the Company and Citizens Ventures, Inc., amending that certain Redemption Agreement, dated as of August 26, 2005, by and between the Company and Citizens Ventures, Inc.

*10.27	License Agreement, dated as of February 10, 2003, by and between Weatherbeeta PTY LTD and the Company

*10.28	Settlement Agreement, dated as of December 22, 2003, by and between Libertyville Saddle Shop, Inc. and the Company

†*10.29	Employment Agreement, dated as of September 1, 2005, by and between Stephen L. Day and the Company

†*10.30	Employment Agreement, dated as of September 1, 2005, by and between Jonathan A.R. Grylls and the Company

*10.31	Amended and Restated Subordination Agreement, dated as of September 16, 2005, by and among Bank of America, N.A. (successor by merger to Fleet National Bank), Patriot Capital Funding, Inc. (successor in interest to Wilton Funding, LLC) and Dover Massachusetts, acknowledged by the Company and Smith Brothers, Inc.

*10.32	Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc., Patriot Capital Funding, Inc. and the Purchasers referenced therein

*10.33	Amended and Restated Security Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc. and Patriot Capital Funding, Inc.

#†10.34(1)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Stephen L. Day

#†10.35(2)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Jonathan A.R. Grylls

#10.36(4)	Second Amendment dated as of March 28, 2006 to Amended and Restated Loan Agreement with Bank of America

#10.37(5)	Amendment No. 1 dated as of March 28, 2006 to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.

++10.38	Agreement of Lease dated March 29, 2006 by and between the Company and Sparks Lot Seven, LLC Agreement of Lease dated March 29, 2006 by and between the Company and Sparks Lot Seven, LLC

^^10.39	Commercial Lease executed as of March 9, 2001 between Marvid Crabyl, LLC and Dover Saddlery, Inc., as amended and extended

^^10.40	Stock Purchase Agreement dated as of May 19, 2006 among Dover Saddlery, Inc., Dover Saddlery Retain, Inc., Old Dominion Enterprises, Inc. and Reynolds Young, as amended

^^10.41	Lease made as of June 2006 between Humphrey and Rodgers and Dover Saddlery Retail, Inc.

^^10.42	Agreement of Lease for Shopping Center Space between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc. Dated as of May 20, 1997

^^10.43	LB’s of Virginia Building Lease Agreement dated November 1, 2000, as amended LB’s of Virginia Building Lease Agreement dated November 1, 2000, as amended.

^^10.44	Lease agreement made July 10, 2006 between Hopkins Roads Associates and Dover Saddlery Retail, Inc.

^^10.45(5)	Consent and Amendment No. 2, dated June 29, 2006, to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.

^^10.46(6)	Waiver letter dated as of June 27, 2006 between Bank of America, N.A. and Dover Saddlery, Inc.

+10.47(7)	First Amendment and Extension to Lease Agreement dated September 2006 between C.E. Holman Limited Partnership and Dover Saddlery, Inc.

##10.48(4)	Third Amendment dated as of March 29, 2007 to Amended and Restated Loan Agreement dated as of December 11, 2003, with Bank of America

Number	Description
##10.49(5)	Waiver and Amendment No. 3 dated March 30, 2007 to the Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.

^10.50(6)	Waiver by Bank of America dated May 14, 2007

^10.51(8)	Waiver and Consent by Patriot Capital Funding, Inc. dated May 15, 2007

#14.1(3)	Code of Business Conduct and Ethics

##21.1	Subsidiaries of the Company

*23.1	Consent of Bingham McCutchen LLP (included in Exhibit 5.1)

##23.2	Consent of Ernst & Young LLP

*23.3	Consent of Preti Flaherty Beliveau Pachios & Haley PLLC (included in Exhibit 5.2)

*24.1	Power of Attorney

^31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

^31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

^32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

*99.1	Consent of William F. Meagher, Jr.

^	Filed herewith

*	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-127888)

##	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 on April 2, 2007

#	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 on March 30, 2006

++	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, on May 15, 2006

^^	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 , on August 14, 2006

+	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, on November 13, 2006

†	Indicates a management contract or compensatory plan or arrangement

(1)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.30

(2)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.31

(3)	Amends and restates Code of Conduct and Ethics filed with the Company’s Registration Statement on Form S-1/A on October 2, 2005 as Exhibit 14.1

(4)	Amends Amended and Restated Loan Agreement dated as of December 11, 2003, with Fleet National Bank, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.18

(5)	Amends Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement dated as of September 16, 2005, with Patriot Capital Funding, Inc., filed with the Company’s Registration Statement on Form S-1/A on October 5, 2005 as Exhibit 10.32.

(6)	Pertains to Amended and Restated Loan Agreement dated as of December 11, 2003, with Fleet National Bank, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.16

(7)	Amends Lease dated as of May 29, 1997, by and between Dover Massachusetts and CE Holman LLP, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.6

(8)	Pertains to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement dated as of September 16, 2005, with Patriot Capital Funding, Inc., filed with the Company’s Registration Statement on Form S-1/A on October 5, 2005 as Exhibit 10.32.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOVER SADDLERY, INC.
Dated: May 15, 2007	By:	/s/ Michael W. Bruns
Michael W. Bruns, Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Number	Description

*1.1	Form of Underwriting Agreement

*3.1	Amended and Restated Certificate of Incorporation of the Company

*3.2	Certificate of Amendment to Certificate of Incorporation of the Company

*3.3	Second Amended and Restated Certificate of Incorporation of the Company to be filed upon completion of this offering

*3.4	By-laws of the Company

*3.5	Amended and Restated By-laws of the Company to be effective upon completion of this offering

*4.1	Shareholders Agreement, dated as of September 17, 1998, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Donald Motsenbocker, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers

*4.2	First Amendment to Shareholders Agreement, dated as of August 29, 2003, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers

*4.3	Second Amendment to Shareholders Agreement, dated as of August 25, 2005, by and among a majority in interest of the Purchasers (as defined therein) and a majority in interest of the Sellers (as defined therein)

*4.4	Instrument of accession, dated as of September 16, 2005, signed by Citizens Ventures, Inc. and accepted by the Company, to that certain Shareholders Agreement, dated as of September 17, 1998, by and among the Company and the Shareholders referenced therein, as amended

*4.5	Form of Common Stock Certificate

*4.6	Warrant to purchase common stock of the Company issued to Patriot Capital Funding, Inc.

*4.7	Amended and Restated 11.50% Senior Secured Subordinated Note, dated September 16, 2005, issued jointly by the Company, Dover Massachusetts and Smith Brothers, Inc. to Patriot Capital Funding, LLC I

*5.1	Opinion of Bingham McCutchen LLP

*5.2	Opinion of Preti Flaherty Beliveau Pachios & Haley LLP

*†10.1	1999 Stock Option Plan (the “1999 Plan”)

*†10.2	Form of Stock Option Agreement under the 1999 Plan

*†10.3	2005 Equity Incentive Plan (the “2005 Plan”)

*†10.4	Form of Stock Option Agreement under the 2005 Plan

*†10.5	Form of Restricted Stock Award Agreement under the 2005 Plan

*10.6	Lease, dated as of May 29, 1997, by and between Dover Massachusetts and CE Holman, LLP

*10.7	Lease, dated as of October 12, 2001, by and between David F. Post and Dover Massachusetts

*10.8	Lease, dated as of March 1, 2003, by and between Smith Brothers, Inc. and JDS Properties, LLC

*10.9	Letter dated February 9, 2005 from the Company to JDS Properties, LLC regarding lease extension

Number	Description
*10.10	Lease, dated as of June 22, 2002, by and between Hockessin Square, L.L.C. and Dover Massachusetts

*10.11	Letter dated January 25, 2005 from the Company to Hockessin Square, L.L.C. regarding lease extension

*10.12	Lease, dated as of November 24, 2003, by and between North Conway Holdings, Inc. and Dover Massachusetts

*10.13	Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers

*10.14	First Amendment to Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers

*10.15	Amendment to Stock Purchase Agreement, dated as of September 17, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers

*10.16	Amended and Restated Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank

*10.17	Amendment to Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank

*10.18	Amended and Restated Security Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank

*10.19	Amended and Restated Pledge Agreement, dated as of December 11, 2003, by and between the Company and Fleet National Bank

*10.20	Shareholder Pledge Agreement, dated as of September 17, 1998, by and among Stephen L. Day, Jonathan A.R. Grylls, David J. Powers, James F. Powers, Michele R. Powers and BankBoston, N.A.

*10.21	Amended and Restated Revolving Credit Note, dated as of December 11, 2003, by Dover Massachusetts for the benefit of Fleet National Bank

*10.22	Letter agreement, dated as of September 16, 2005, by and between Dover Massachusetts and Bank of America, N.A. (successor by merger to Fleet National Bank)

*10.23	Security Agreement, dated as of December 11, 2003, by and between Smith Brothers, Inc. and Fleet National Bank

*10.24	Guaranty, dated as of December 11, 2003, by Smith Brothers, Inc. to Fleet National Bank

*10.25	Redemption Agreement, dated as of August 25, 2005, by and between the Company and Citizens Ventures, Inc.

*10.26	Letter agreement, dated as of September 14, 2005, by and between the Company and Citizens Ventures, Inc., amending that certain Redemption Agreement, dated as of August 26, 2005, by and between the Company and Citizens Ventures, Inc.

*10.27	License Agreement, dated as of February 10, 2003, by and between Weatherbeeta PTY LTD and the Company

*10.28	Settlement Agreement, dated as of December 22, 2003, by and between Libertyville Saddle Shop, Inc. and the Company

†*10.29	Employment Agreement, dated as of September 1, 2005, by and between Stephen L. Day and the Company

†*10.30	Employment Agreement, dated as of September 1, 2005, by and between Jonathan A.R. Grylls and the Company

*10.31	Amended and Restated Subordination Agreement, dated as of September 16, 2005, by and among Bank of America, N.A. (successor by merger to Fleet National Bank), Patriot Capital Funding, Inc. (successor in interest to Wilton Funding, LLC) and Dover Massachusetts, acknowledged by the Company and Smith Brothers, Inc.

*10.32	Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc., Patriot Capital Funding, Inc. and the Purchasers referenced therein

Number	Description
*10.33	Amended and Restated Security Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc. and Patriot Capital Funding, Inc.

#†10.34(1)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Stephen L. Day

#†10.35(2)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Jonathan A.R. Grylls

#10.36(4)	Second Amendment dated as of March 28, 2006 to Amended and Restated Loan Agreement with Bank of America

#10.37(5)	Amendment No. 1 dated as of March 28, 2006 to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.

++10.38	Agreement of Lease dated March 29, 2006 by and between the Company and Sparks Lot Seven, LLC

^^10.39	Commercial Lease executed as of March 9, 2001 between Marvid Crabyl, LLC and Dover Saddlery, Inc., as amended and extended

^^10.40	Stock Purchase Agreement dated as of May 19, 2006 among Dover Saddlery, Inc., Dover Saddlery Retain, Inc., Old Dominion Enterprises, Inc. and Reynolds Young, as amended

^^10.41	Lease made as of June 2006 between Humphrey and Rodgers and Dover Saddlery Retail, Inc.

^^10.42	Agreement of Lease for Shopping Center Space between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc. Dated as of May 20, 1997

^^10.43	LB’s of Virginia Building Lease Agreement dated November 1, 2000, as amended

^^10.44	Lease agreement made July 10, 2006 between Hopkins Roads Associates and Dover Saddlery Retail, Inc.

^^10.45(5)	Consent and Amendment No. 2, dated June 29, 2006, to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.

^^10.46(6)	Waiver letter dated as of June 27, 2006 between Bank of America, N.A. and Dover Saddlery, Inc.

+10.47(7)	First Amendment and Extension to Lease Agreement dated September 2006 between C.E. Holman Limited Partnership and Dover Saddlery, Inc.

##10.48(4)	Third Amendment dated as of March 29, 2007 to Amended and Restated Loan Agreement dated as of December 11, 2003, with Bank of America

##10.49(5)	Waiver and Amendment No. 3 dated March 30, 2007 to the Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.

^10.50(6)	Waiver by Bank of America dated May 14, 2007

^10.51(8)	Waiver and Consent by Patriot Capital Funding, Inc. dated as of May 15, 2007

#14.1(3)	Code of Business Conduct and Ethics

##21.1	Subsidiaries of the Company

*23.1	Consent of Bingham McCutchen LLP (included in Exhibit 5.1)

##23.2	Consent of Ernst & Young LLP

*23.3	Consent of Preti Flaherty Beliveau Pachios & Haley PLLC (included in Exhibit 5.2)

*24.1	Power of Attorney

^31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

^31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

Number	Description
^32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

*99.1	Consent of William F. Meagher, Jr.

^	Filed herewith

*	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-127888)

##	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 on April 2, 2007

#	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 on March 30, 2006

++	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, on May 15, 2006

^^	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 , on August 14, 2006

+	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, on November 13, 2006

†	Indicates a management contract or compensatory plan or arrangement

(1)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.30

(2)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.31

(3)	Amends and restates Code of Conduct and Ethics filed with the Company’s Registration Statement on Form S-1/A on October 2, 2005 as Exhibit 14.1

(4)	Amends Amended and Restated Loan Agreement dated as of December 11, 2003, with Fleet National Bank, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.18

(5)	Amends Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement dated as of September 16, 2005, with Patriot Capital Funding, Inc., filed with the Company’s Registration Statement on Form S-1/A on October 5, 2005 as Exhibit 10.32.

(6)	Pertains to Amended and Restated Loan Agreement dated as of December 11, 2003, with Fleet National Bank, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.16

(7)	Amends Lease dated as of May 29, 1997, by and between Dover Massachusetts and CE Holman LLP, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.6

(8)	Pertains to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement dated as of September 16, 2005, with Patriot Capital Funding, Inc., filed with the Company’s Registration Statement on Form S-1/A on October 5, 2005 as Exhibit 10.32.