Form 10-Q
period 2007-06-30
DOVER SADDLERY INC
filed 2007-08-14
CIK 1071625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-51624
Dover Saddlery, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	04-3438294
(State of other jurisdiction of	(I.R.S. Employer Identification No.)
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
YES ☐       NO ☑
     Shares outstanding of the registrant’s common stock (par value $0.0001) at July 31, 2007: 5,074,344

DOVER SADDLERY, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Un-audited)

Un-audited Consolidated Balance Sheets – June 30, 2007 and December 31, 2006

Un-audited Consolidated Statements of Operations – three months ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006

Un-audited Consolidated Statements of Cash Flows – six months ended June 30, 2007 and 2006

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Use of Proceeds from Registered Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES
EX-10.52(6) Waiver by Bank of America dated August 9, 2007
EX-10.53(8) Waiver and Consent by Patriot Capital Funding, Inc. dated August 10, 2007
EX-10.54(9) Renewal of Lease for Shopping Center Space executed August 3, 2007
EX-10.55 Shopping Center Lease Agreement dated May 30, 2007
EX-10.56 First Amendment dated June 25, 2007 to Shopping Center Lease Agreement
EX-31.1 Certification of Principal Executive Officer Section 302
EX-31.2 Certification of Principal Financial Officer Section 302
EX-32.1 Certification by Chief Executive Officer and Chief Financial Officer Section 906

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
DOVER SADDLERY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	December 31,
	2007	2006
	(Un-audited)
ASSETS
Current assets:
Cash and cash equivalents	$113	$101
Accounts receivable	751	795
Inventory	18,455	14,811
Prepaid catalog costs	1,869	2,133
Prepaid expenses and other current assets	1,455	988

Total current assets	22,643	18,828
Net capital assets	3,190	2,832
Other assets:
Deferred income taxes	460	297
Other assets, net	620	642
Goodwill	14,267	14,267

Total other assets	15,347	15,206

Total assets	$41,180	$36,866

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and short-term bank borrowings	$2,306	$1,768
Accounts payable	2,933	3,508
Accrued expenses and other current liabilities	3,630	3,355
Income tax payable	—	282
Deferred income taxes	—	206

Total current liabilities	8,869	9,119

Long-term liabilities:
Revolving line of credit, net of current portion	11,000	5,900
Subordinated notes payable	3,000	3,000
Capital lease obligation, net of current portion	68	117

Total long-term liabilities	14,068	9,017
Stockholders’ equity
Common Stock, par value $0.0001 per share; 15,000,000 shares authorized; issued 5,074,344 as of June 30, 2007 and December 31, 2006	1	1
Additional paid in capital	43,939	43,887
Treasury stock, 795,865 shares at cost	(6,082)	(6,082)
Accumulated deficit	(19,615)	(19,076)

Total stockholders’ equity	18,243	18,730

Total liabilities and stockholders’ equity	$41,180	$36,866

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share data)
(Un-audited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Revenues, net	$19,998	$17,781	$38,557	$34,814
Cost of revenues	12,441	11,297	24,313	22,356

Gross profit	7,557	6,484	14,244	12,458
Selling, general and administrative expenses	6,561	5,501	13,686	10,934
Litigation settlement expense	—	—	700	—

Income (loss) from operations	996	983	(142)	1,524
Interest expense, financing and other related costs, net	399	223	713	432

Income (loss) before provision for income taxes	597	760	(855)	1,092
Provision (benefit) for income taxes	221	312	(316)	449

Net income (loss)	$376	$448	$(539)	$643

Net income (loss) per share
Basic	$0.07	$0.09	$(0.11)	$0.13

Diluted	$0.07	$0.09	$(0.11)	$0.12

Number of shares used in per share calculation
Basic	5,074,000	5,074,000	5,074,000	5,074,000
Diluted	5,239,000	5,192,000	5,074,000	5,203,000
See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Un-audited)

	Six Months Ended
	June 30,	June 30,
	2007	2006
Operating activities:
Net income (loss)	$(539)	$643
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	346	297
Deferred income taxes	(369)	(15)
Stock-based compensation	51	—
Non-cash interest expense and amortization of deferred finance fees	65	—
Changes in current assets and liabilities:
Accounts receivable	44	(386)
Inventory	(3,644)	(896)
Prepaid catalog costs and other expenses	(202)	(719)
Accounts payable & short-term borrowings	(1,037)	856
Accrued expenses and other current liabilities	(7)	(873)

Net cash used in operating activities	(5,292)	(1,093)
Investing activities:
Acquisition of Dominion	—	(1,522)
Purchases of property and equipment	(669)	(187)
Change in other assets	(43)	(73)

Net cash used in investing activities	(712)	(1,782)
Financing activities:
Borrowings under revolving line of credit	6,100	250
Payments of commitment and financing fees	(35)	(24)
Payments on capital leases	(49)	(90)

Net cash provided by financing activities	6,016	136

Net increase (decrease) in cash and cash equivalents	12	(2,739)

Cash and cash equivalents at beginning of period	101	2,887

Cash and cash equivalents at end of period	$113	$148

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$630	$368

Income taxes	$572	$66

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
     Our quarterly product sales have ranged from a low of approximately 20% to a high of approximately 32% of any calendar year’s results. The beginning of the spring outdoor riding season in the northern half of the country has typically generated a slightly stronger second quarter of the year, and the holiday buying season has generated additional demand for our equestrian product lines in the fourth quarter of the year. Revenues for the first and third quarters of the calendar year have tended to be somewhat lower than the second and fourth quarters. We anticipate that our revenues will continue to vary somewhat by season.
     The accompanying condensed consolidated financial statements comprise those of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 are un-audited. In management’s opinion, these un-audited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2006 and include all adjustments, consisting of only usual recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results expected for the full year ending December 31, 2007.
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
B. Accounting for Stock-Based Compensation
     On January 1, 2006 the Company adopted Statement of Accounting Standards (“SFAS”) No. 123(R), Share Based Payment. Accordingly, the Company recognizes the fair value of compensation cost of stock-based awards on a straight-line basis over the vesting period of the award. Stock-based compensation for the three and six months ended June 30, 2007 was $25,500 and $51,000, respectively. There was no stock-based compensation recognized for the three and six months ended June 30, 2006 as all outstanding options were fully vested as of December 31, 2005. Stock option grants were issued in October and November 2006 and valued using a binomial lattice model.
     There was no activity related to stock option grants, exercises or forfeitures for the six months ended June 30, 2007.
     The amount of stock-based compensation expense that may be recognized for outstanding, unvested options as of June 30, 2007 was $0.4 million to be recognized on a straight-line basis over the employee’s vesting term of five years. As of June 30, 2007, the intrinsic value of all “in the money” outstanding options was $1.1 million, all of which were vested.
C. Inventory
     Inventory consists of finished goods in the Company’s mail-order warehouse and retail stores. The Company’s inventories are stated at the lower of cost, with cost determined by the first-in, first-out method, or net realizable value. The Company maintains a reserve for excess and obsolete inventory. This reserve was $70,000 as of June 30, 2007 and December 31, 2006. The Company continuously monitors the salability to ensure adequate valuation of the related merchandise.

D. Advertising
     The costs of direct-response advertising materials, primarily catalog production and distribution costs are deferred in accordance with Statement of Position (SOP) 93-7, Reporting on Advertising Costs. These costs are recognized over the period of expected future revenue, which is less than one year. Deferred costs as of June 30, 2007 and December 31, 2006 were $1.9 million and $2.1 million, respectively. The combined marketing and advertising costs charged to selling, general, and administrative expenses for the three months ended June 30, 2007 and 2006 were $2.6 million and $2.3 million, respectively. For the six months ended June 30, 2007 and 2006 combined marketing and advertising costs charged to selling, general and administrative expenses were $5.4 million and $4.6 million, respectively.
E. Comprehensive Income
     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The comprehensive income (loss) for the three and six months ended June 30, 2007 was comprised entirely of the current period net income (loss) of $376,000 and $(539,000), respectively. For the three and six months ended June 30, 2006, comprehensive income consisted of net income and the effectively hedged interest rate swap adjustment of $(13,000) and $(15,000), respectively. Accordingly, the comprehensive income for the three and six months ended June 30, 2006 was $435,000 and $628,000, respectively. The interest rate swap matured in December 2006.
F. Net Income (Loss) Per Share
     A reconciliation of the number of shares used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Basic weighted average common shares outstanding	5,074	5,074	5,074	5,074
Add: Dilutive effect of convertible preferred stock	—	—	—	—
Dilutive effect of assumed stock option and warrant exercises less potential incremental shares purchased under the treasury method	165	118	—	129
Diluted weighted average common shares outstanding	5,239	5,192	5,074	5,203
G. Financing Agreements
Revolving Credit Facility
     The $16.0 million revolving credit facility, of which up to $2.0 million can be in the form of letters of credit, bears interest at the base rate, announced from time to time by the bank plus an applicable margin determined by the Company’s funded debt ratio. As of June 30, 2007 and December 31, 2006, the bank rate was 8.25% and the applicable margin was 0% for both of these periods. Interest is payable quarterly on the last business day of each fiscal quarter.
     At its option, the Company may have all or a portion of the unpaid principal under the credit facility bear interest at a one, two, three, or six month LIBOR rate options plus an applicable margin determined by the company’s funded debt ratio. The LIBOR rates were 6.32% and 5.32% at June 30, 2007 and December 31, 2006, respectively. The Company’s applicable margin of 2.25% at June 30, 2007 and December 31, 2006, was fixed for the LIBOR rate option period. Interest related to LIBOR rate options is payable at the maturity of the LIBOR agreement.
     As of June 30, 2007 and December 31, 2006, all outstanding principal bore interest at the revolver rate of 8.25%.
     The Company is obligated to pay commitment fees of 0.25% per annum on the daily average unused credit during the preceding quarter. All assets of the Company collateralize the revolving credit facility. Under the terms of the credit facility, the Company is subject to various covenants. At June 30, 2007, the Company obtained waivers for non-compliance with its EBITDA, operating cash flow, total funded debt and senior funded debt covenants. The Company anticipates compliance with the covenants in each of the next four quarters. If we are not in compliance with these covenants, it may trigger default and require the repayments of all amounts then outstanding on our loans. The revolving line of credit is due in full in September 2008.
     As of June 30, 2007, the Company had the ability to borrow $16.0 million on the revolving line of credit, of which $12.0 million was outstanding. $1.0 million has been classified as current as it is expected to be repaid within the next twelve months. At December 31, 2006 the Company had the ability to borrow $16.0 million, of which $5.9 million was outstanding. There were no amounts classified as short-term as of December 31, 2006.
Subordinated Notes Payable
     In September 2005, the Company issued $8.05 million of senior subordinated debt, of which $3.0 million was outstanding as of June 30, 2007 and December 31, 2006. The note may be prepaid at the Company’s option at 104% or 105% of its principal amount until September 16, 2007 or 2008, respectively. The note is payable at 106% of its principal amount by September 16, 2009.
     In connection with the note, the Company issued a warrant to the lender to purchase 30,974 common shares at $0.00759 per share. The related fair value cost has been recorded as deferred financing cost in other assets with an offset to Additional Paid in Capital. The warrant remained outstanding through June 30, 2007.
     Under the terms of the subordinated note agreement, the Company is subject to various covenants. At June 30, 2007, the Company obtained waivers of non-compliance for its EBITDA, operating cash flow, total funded debt and senior funded debt covenants. The Company anticipates compliance with the covenants in each of the next four quarters. If we are not in compliance with these covenants, it may trigger default and require the repayments of all amounts then outstanding on our loans.
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
     As of the adoption of FIN 48, the Company had $25,000 of unrecognized tax benefits, all of which would decrease the effective tax rate if recognized. There have been no changes to the unrecognized tax benefits for the six months ended June 30, 2007. The Company does not expect the unrecognized tax benefit to materially change within the next twelve months.
     We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have or will receive assessments for interest and/or penalties, it has and will be classified in the financial statements as a provision for income taxes. As of June 30, 2007, no penalties or interest have been accrued.
I. Related Party Transactions
     In October of 2004, the Company entered into a lease agreement with a minority stockholder. The agreement, which relates to the Plaistow, NH retail store, is a five year lease with options to extend for an additional ten years. The Company paid and expensed in connection with this lease during the three months ended June 30, 2007 and 2006, $50,000 and $40,000, respectively, and for the six months ended June 30, 2007 and 2006, $100,000 and $80,000, respectively. In addition, a related deposit of $18,750 is recorded as prepaid expenses and other current assets.

     In order to expedite the efficient build-out of leasehold improvements in its new retail stores, the Company utilizes the services of a real estate development company owned by a non-executive Company employee and minority stockholder to source construction services and retail fixtures. Total payments, consisting primarily of reimbursements for materials and outside labor, for the fit-up of five stores, during the three months ended June 30, 2007 and 2006 were $64,000 and $7,900, respectively, and during the six months ended June 30, 2007 and 2006 were $271,000 and $19,000, respectively.
J. Commitments and Contingencies
Lease Commitments
     The Company leases its facilities, as well as certain fixed assets, under non-cancelable operating and capital leases that extend through 2012. These leases, which may be renewed for periods ranging from one to five years, include fixed rental agreements as well as agreements with rent escalation clauses.
     In connection with the retail locations, the Company enters into various operating lease agreements, which will further escalate rental payments in the future. The effects of variable rent disbursements have been expensed on a straight-line basis over the life of the lease in accordance with SFAS No. 13, Accounting for Leases. As of June 30, 2007 and December 31, 2006 there was approximately $92,000 and $97,000 of deferred rent recorded in other current liabilities, respectively.
Contingencies
     From time to time, we are exposed to litigation relating to our products and operations. The Company has been named as a defendant in litigation brought by one of its customers against the manufacturer of a riding helmet for injuries sustained in an equestrian accident. To the best of our knowledge, the product was designed and manufactured by our vendor to industry standards. The claim against Dover is covered by our insurance, and we vigorously deny liability.
     On March 24, 2006, Goldsmith, Agio, Helms (GAH) filed a demand for arbitration with the American Arbitration Association for $2.1 million, plus interest, seeking a success fee purportedly due in connection with the Company’s Initial Public Offering (IPO). In May 2007, we finalized the settlement with GAH and agreed to pay $0.7 million in order to avoid the burden on management, the costs of preparation and trial, and risks of a potential adverse outcome. This charge was recorded in the first quarter of 2007. As of June 30, 2007, $0.4 million of this settlement had been paid under the agreement. The remaining $0.3 million, plus interest, is scheduled to be paid in installments through April 1, 2009.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words “projected,” “anticipated,” “planned,” “expected” and similar expressions are intended to identify forward-looking statements. In particular, statements regarding future financial targets or trends are forward-looking statements. Forward-looking statements are not guarantees of our future financial performance, and undue reliance should not be placed on them. Our actual results, performance or achievements may differ significantly from the results, performance or achievements discussed in or implied by the forward-looking statements. Factors that could cause such a difference detailed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (“fiscal 2006”) and in our subsequent periodic reports on Form 10-Q. We disclaim any intent or obligation to update any forward-looking statement.
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
     As a result of unusually soft demand for equestrian products and the costs and fees of the GAH litigation settlement, we have failed to meet, in each of the last three quarters, certain financial covenants contained in the loan agreements with our senior and subordinated lenders. For three consecutive quarters, we have obtained waivers for non-compliance with these covenants. The Company anticipates improvements in demand, revenues and operational results so as to reasonably expect to comply with these covenants in each of the next four quarters. If we fail to meet the covenants in the future, it may trigger default and require the repayments of all amounts then outstanding on our loans.
Consolidated Performance and Trends
     The second quarter net income was $376,000, or $0.07 per diluted share, a significant improvement from the first quarter loss, but a decrease from the $448,000, or $0.09 per diluted share achieved in the corresponding period in 2006. The reduction in net income was primarily attributable to soft consumer demand in the direct sales channel and higher interest expense.
     The second quarter results reflect our continuing efforts to execute our growth strategy in the retail sales channel, where revenues increased 70%, to $4.9 million and 24.6% of total revenue, as we increased our number of stores to nine by June 30, 2007. Our objective of increased revenue and profitability is dependent upon our ability to continue to execute our expansion strategy by opening new store locations and our customers’ continued support of new retail stores. We respond to fluctuations in retail revenues by adjusting marketing efforts and operations to support our retail stores and manage costs, as well as continuing to focus on our proprietary store optimization modeling to determine the rate and location of new store openings. Our direct channel revenues increased 1.3%, to $15.1 million in the second quarter, due to slightly higher unit sales volume through both the catalog and Internet channels from the Dover Saddlery brand. The soft direct revenue was attributable to a combination of factors: increased competitive price discounting as Petsmart continued to liquidate inventory as it closes the State Line Tack departments, and poor weather conditions in April. The continued improvement of this three quarter trend of soft direct revenue is dependent upon the response of our customers to these market conditions. We respond to fluctuations in our direct customers’ response by adjusting the quantities of catalogs mailed and other marketing strategies in order to maximize revenue opportunity and manage costs.

Results of Operations
     The following table sets forth our un-audited results of operations as a percentage of revenues for the periods shown:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of revenues	62.2	63.5	63.1	64.2
Gross profit	37.8	36.5	36.9	35.8
Selling, general and administrative expenses	32.8	30.9	35.5	31.4
Litigation settlement expense	—	—	1.8	—
Income (loss) from operations	5.0	5.6	(0.4)	4.4
Interest expense, financing and other related costs, net	2.0	1.3	1.8	1.2
Income (loss) before provision for income taxes	3.0	4.3	(2.2)	3.1
Provision (benefit) for income taxes	1.1	1.8	(0.8)	1.3
Net income (loss)	1.9%	2.5%	(1.4)%	1.8%
The following table presents certain selected un-audited operating data (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Revenues, net — direct	$15,086	$14,893	$29,960	$29,856
Revenues, net — retail stores	4,912	2,888	8,597	4,958

Revenues, net — total	$19,998	$17,781	$38,557	$34,814

Other operating data:
Number of retail stores (1)	9	4	9	4
Capital expenditures	251	118	669	187
Gross profit margin	37.8%	36.5%	36.9%	35.8%
EBITDA(2)	1,190	1,130	256	1,821
EBITDA margin(2)	6.0%	6.4%	0.6%	5.2%

(1)	Includes the new Dover stores in Chantilly, VA, and Lexington, VA opened in Q1 2007, and the Charlottesville, VA store opened in Q2 2007.

(2)	When we use the term “EBITDA”, we are referring to net income minus interest income plus interest expense, income taxes, non-cash stock-based compensation, depreciation and amortization. We present EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.
EBITDA has some limitations as an analytical tool and you should not consider it in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities or any other measure calculated in accordance with US generally accepted accounting principles. Some of the limitations are:
•	EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or capital commitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the interest expense or cash requirements necessary to service interest or principal payments on our debt;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; and

•	other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.
     The following table reconciles EBITDA to net income (loss) (in thousands).

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Net income (loss)	$376	$448	$(539)	$643
Depreciation	151	111	311	222
Amortization of other intangible assets	18	36	35	75
Amortization of stock-based compensation	26	—	51	—
Interest expense and other related financing costs, net	399	223	713	432
Provision (benefit) for income taxes	221	312	(316)	449
EBITDA	1,190	1,130	256	1,821
Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006
Revenues
     Our total revenues increased to $20.0 million for the three months ended June 30, 2007, from $17.8 million for the corresponding period in 2006, an increase of $2.2 million, or 12.5%. Revenues in our direct sales channel were $15.1 million, an increase of $0.2 million or 1.3%. Revenues in our retail sales channel were $4.9 million, an increase of $2.0 million, or 70.0%. The increase in revenues from our retail sales channel was due primarily to the opening of new and acquired Dover Saddlery stores. Same store sales, reflecting continuing softness in retail, were down 2.4% from prior year. After adjustment for cannibalization, same store sales were up 0.5%.
Gross Profit
     Gross profit for the three months ended June 30, 2007 increased 16.5% to $7.6 million, from $6.5 million for the corresponding period in 2006. Gross profit as a percentage of revenues increased for the three months ended June 30, 2007 to 37.8%, from 36.5% of revenues for the corresponding period in 2006. The increase of $1.1 million in gross profit was primarily due to increased revenues in our retail sales channel. The increase in gross profit as a percentage of revenues was attributable to variations in overall product mix.
Selling, General and Administrative
     Selling, general and administrative expenses increased to $6.6 million (32.8% of revenues) in the three months ended June 30, 2007, from $5.5 million (30.9% of revenues) for the corresponding period in 2006. The $1.1 million increase included $0.3 million in marketing costs, attributable to both catalog expenses and new store support designed to drive increased revenues, and $0.2 million in labor and related costs primarily due to retail expansion. Facility costs for new retail store space increased by $0.2 million and legal fees increased by $0.1 million.
Interest Expense
     Interest expense, including amortization of deferred financing costs attributed to our subordinated debt and revolving credit facility, increased to $0.4 million for the three months ended June 30, 2007, compared to $0.2 million for the corresponding period in 2006. Our debt levels increased due primarily to new store development and inventories, as well as increased warehouse inventories.
Income Tax Provision
     The provision for income taxes was $0.2 million for the three months ended June 30, 2007, reflecting an effective tax rate of 37.0%, as compared to a provision of $0.3 million for the corresponding period in 2006, reflecting an effective tax rate of 41.0%. The effective tax rates for the year-to-date periods were recorded based upon management’s best estimates of the rates for the entire respective years, and are adjusted each quarter.
Net Income
     The net income for the three months ended June 30, 2007 was $376,000, a decrease from the $448,000 achieved in the corresponding period in 2006. This reduction in net income was primarily attributable to soft consumer demand in the direct sales channel and higher interest expense. Resulting earnings per diluted share for the three months ended June 30, 2007 were $0.07, versus earnings per diluted share of $0.09 for the corresponding period in 2006.
Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006
Revenues
     Our total revenues increased to $38.6 million for the six months ended June 30, 2007, from $34.8 million for the corresponding period in 2006, an increase of $3.8 million or 10.8%. Revenues in our direct sales channel increased $0.1 million, or 0.3% to $30.0 million. Revenues in our retail sales channel were $8.6 million, an increase of $3.6 million, or 73.0%. The increase in revenues from our retail sales channel was due primarily to the opening of new and acquired Dover Saddlery stores. Same store sales, reflecting continuing softness in retail, were down 1.2% from prior year. After adjustment for cannibalization, same store sales were up 3.2%.
Gross Profit
     Gross profit for the six months ended June 30, 2007 increased 14.3% to $14.2 million, from $12.5 million for the corresponding period in 2006. Gross profit as a percentage of revenues increased for the six months ended June 30, 2007 to 36.9%, from 35.8% of revenues for the corresponding period in 2006. The increase of $1.7 million in gross profit was primarily due to increased revenues in our retail sales channel. The increase in gross profit as a percentage of revenues was attributable to variations in overall product mix.
Selling, General and Administrative
     Selling, general and administrative expenses increased to $13.7 million (35.5% of revenues) in the six months ended June 30, 2007, from $10.9 million (31.4% of revenues) for the corresponding period in 2006. The $2.8 million increase included $0.7 million in labor and related costs primarily due to retail expansion, $0.7 million in marketing costs, attributable to both catalog expenses and new store support designed to drive increased revenues. Facility costs for new retail store space increased by $0.5 million, and legal fees increased by $0.3 million.
Litigation Settlement Expense
     The litigation settlement expense of $0.7 million for the six months ended June 30, 2007 is a charge for the final settlement of the GAH litigation, which we incurred in the first quarter of 2007 to avoid additional legal fees and the risk of a large adverse award.
Interest Expense
     Interest expense, including amortization of deferred financing costs attributed to our subordinated debt and revolving credit facility, increased to $0.7 million for the six months ended June 30, 2007, compared to $0.4 million for the corresponding period in 2006. Our debt levels increased due primarily to new store development and inventories, as well as increased warehouse inventories.
Income Tax Provision
     The benefit for income taxes was $0.3 million for the six months ended June 30, 2007, reflecting an effective tax rate of 37.0%, as compared to a provision of $0.4 million for the corresponding period in 2006, reflecting an effective tax rate of 41.0%. The effective tax rates for the year-to-date periods were recorded based upon management’s best estimates of the rates for the entire respective years, and are adjusted each quarter.

Net Income (Loss)
     The net loss for the six months ended June 30, 2007 was $(539,000), down from the $643,000 of net income achieved for the corresponding period in 2006. This loss was primarily attributable to a charge for the strategic settlement and related legal costs of the GAH litigation, which had an after-tax impact of $0.6 million. The remaining shortfall was due to soft consumer demand in the direct sales channel and higher interest expense. Resulting net loss per diluted share, for the six months ended June 30, 2007 was ($0.11), versus net income per diluted share of $0.12 for the corresponding period in 2006.
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
Liquidity and Capital Resources
     We utilized $6.0 million of cash for the six months ended June 30, 2007 to pursue our growth strategy of increasing revenues, opening new retail locations and providing inventory for those new stores. Cash was also utilized for general working capital requirements, capital expenditure requirements, third-party debt service requirements, and to fund the initial payments of the GAH settlement costs. The source for the cash utilized was availability under our revolving credit facility. We may in the future need to obtain additional financing from banks, or through public offerings or private placements of debt or equity securities, strategic relationships, or other arrangements. In the event we fail to meet our financial covenants with our banks, we may not have access through our line of credit to sufficient working capital to pursue our growth strategy, or if our covenant non-compliance triggers a default, our loans may be called, requiring the repayment of all amounts on our loans.
Operating Activities
     Cash utilized in our operating activities for the six months ended June 30, 2007 was $5.3 million compared to $1.1 million for the corresponding period in 2006. For the six months ended June 30, 2007, cash outflows consisted primarily of the net loss and inventory increases of $3.6 million attributable to retail growth and increased seasonal buying. Cash outflows also included increases in prepaid catalog expenses of $0.2 million, and reductions in accounts payable of $1.0 million, partially offset by non-cash expenses.
Investing Activities
     Cash used in our investing activities was $0.7 million for the six months ended June 30, 2007 compared to $1.8 million for the corresponding period in 2006. Additional investment activities throughout these periods represent the purchase of capital equipment in support of our growth, including leasehold improvements, computer equipment, internal use of software, furniture and fixtures, and the purchase of other assets and related deposits. Increases in investment activities can be expected in the balance of 2007 and in future years to outfit our new retail stores with leasehold improvements, computer equipment, fixtures, furniture and other assets.
Financing Activities
     Net cash provided by our financing activities was $6.0 million for the six months ended June 30, 2007 compared to $0.1 million provided in the corresponding period in 2006. In the six months ended June 30, 2007, we funded our seasonal operating activities and investing activities with net borrowings under our revolving credit facility.

Revolving Credit Facility
     In September 2005, we renewed and increased our revolving credit facility with Bank of America, N.A., under which we can borrow up to $16.0 million, including $2.0 million for letters of credit. Interest accrues at a variable rate based on both prime and published LIBOR rates. The credit facility expires on September 16, 2008, at which time all advances will be immediately due and payable. As of June 30, 2007, the revolving credit facility borrowing limit was $16.0 million and the amount outstanding under the credit facility was $12.0 million at a rate of 8.25% and the unused amount available was $4.0 million. Borrowings are secured by substantially all of our assets. Under the terms of our credit facility, we are subject to various covenants, and certain restrictions on entering into new operating leases. At June 30, 2007, the Company obtained waivers for non-compliance with our EBITDA, operating cash flow, total funded debt, and senior funded debt covenants under the credit facility. This was the third consecutive quarter in which we failed to meet one or more covenants. If future default occurs, the bank may require that we repay all amounts then outstanding. Any amounts which we may be required to repay prior to a scheduled repayment date, however, would reduce funds that we could otherwise allocate to other opportunities that we consider desirable.
Senior Subordinated Note and Warrant
     On September 16, 2005, we closed an Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc., which provided for our issuance of a senior subordinated note payable, which is due in full on September 16, 2009 for aggregate proceeds of $8.05 million. Of such proceeds, $3.5 million was used to pay off a previously existing subordinated note payable and $4.0 million was used to pay a portion of a $6.0 million purchase price of 795,865 shares of our common stock. The note is a general senior subordinated obligation, is subordinated in right of payment to our existing and future senior debt, ranks equal in right of payment with any of our future senior subordinated debt and is senior in right of payment to any of our future subordinated debt. Interest at an annual rate of 11.5% is payable monthly on the fifth business day of the month. Prepayment on the principal amount due under the note may voluntarily be made at any time in multiples of $100,000, plus accrued and unpaid interest and a prepayment fee equal to the principal amount prepaid multiplied by 4.0% if prepayment is made prior to September 16, 2007, 5.0% if prepayment is made prior to September 16, 2008 and 6.0% if prepayment is made prior to September 16, 2009. Mandatory prepayment is required upon a change in control. Under the terms of the Note Agreement, we are subject to various covenants, and certain restrictions on entering into new operating leases, and related capital expenditures. Simultaneously with the issuance of this note, we issued a warrant to Patriot Capital Funding, Inc. exercisable at any time after March 31, 2006 for up to 30,974 shares of our common stock at an exercise price of $0.00759 per share. In December 2005, we utilized proceeds from our public offering to prepay $5.1 million of the debt due under the note, leaving a balance of $3.0 million. As of June 30, 2007, the balance of the subordinated note was $3.0 million, and the Company has obtained waivers for non-compliance with our EBITDA, operating cash flow, total funded debt, and senior funded debt covenants. This was the third consecutive quarter in which we failed to meet one or more covenants. If future default occurs, Patriot may require that we repay all amounts then outstanding.
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
     Funds from our revolving credit facility may not be available if we fail to meet the financial covenants contained in the loan agreements with our lenders. We have failed to meet one or more such covenants in each of the last three fiscal quarters. If such non-compliance continues, it may trigger a default and require the repayment of all amounts then outstanding on our loans.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     At June 30, 2007, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended December 31, 2006. More detailed information concerning market risk can be found in Item 7A under the sub-caption “Quantitative and Qualitative Disclosures about Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” on pages 40-41 of our Annual Report on Form 10-K for the year ended December 31, 2006.
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
Interest Rate Sensitivity
     We had cash and cash equivalents totaling $0.1 million at June 30, 2007. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of June 30, 2007, all of our investments were held in money market and other short-term investment accounts.
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
Item 4. Controls and Procedures.
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
     We maintain certain internal controls over financial reporting that are appropriate, in management’s judgment with similar cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     From time to time, we are exposed to litigation relating to our products and operations. Except as described below, we are not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material, adverse affect on our financial condition or results of operations.
     The Company has been named as a defendant in litigation brought by one of its customers against the manufacturer of a riding helmet for injuries sustained in an equestrian accident. To the best of our knowledge, the product was designed and manufactured by our vendor to industry standards. The claim against Dover is covered by our insurance, and we vigorously deny liability.
     On March 24, 2006, GAH filed a demand for arbitration with the American Arbitration Association for $2.1 million, plus interest, seeking a success fee purportedly due in connection with the Company’s Initial Public Offering (IPO). In May 2007, we finalized the settlement with GAH and agreed to pay $0.7 million in order to avoid the burden on management, the costs of preparation and trial, and risks of a potential adverse outcome. This charge was recorded in the first quarter of 2007. As of June 30, 2007, $0.4 million of this settlement had been paid under the agreement. The remaining $0.3 million, plus interest, is scheduled to be paid in installments through April 1, 2009.
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

Material changes in cash flow and debt levels may adversely affect our growth and credit facilities, and require the immediate repayment of all our loans.
     During seasonal and cyclical changes in our revenue levels and to fund our retail growth strategy and increases in our direct business, we make use of our credit facilities, which are subject to EBITDA, total debt and related covenants. During each of the last three fiscal quarters, we failed to comply with one or more of these covenants. If we are out of compliance with these covenants at the end of a fiscal period, it may adversely affect our growth prospects, or in the worst case, trigger default and require the repayments of all amounts then outstanding on our loans.
Our market is highly competitive and we may not continue to compete successfully.
     We compete in a highly competitive marketplace with a variety of retailers, dealers and distributors. The equestrian products market is highly fragmented with approximately 10,000 retail store locations nationwide. Many of these are small businesses that have a loyal customer base. We may, therefore, not be able to generate sufficient sales to support our new retail store locations. We also compete directly with State Line Tack, which is in the process of closing out its retail operations. There are also a significant number of sporting goods stores, mass merchandisers and other better funded companies that could decide to enter into or expand their equestrian products offerings. Liquidating inventory sales by our former competitors may cause us temporarily to lose business and perhaps even to lose customers. In addition, if our continuing competitors reduce their prices, we may have to reduce our prices in order to compete. We may also be forced to increase our advertising or mail a greater number of catalogs in order to generate the same or even lower level of sales. Any one of these competitive factors could adversely affect our revenues and profitability. It is possible that increased competition or improved performance by our competitors may reduce our market share, may reduce our profit margin, and may adversely affect our business and financial performance in other ways.
We may be unable to continue to open new stores and enter new markets successfully.
     An important part of our business plan is to increase our number of stores and enter new geographic markets. Since the IPO, we have opened one new store and remodeled, expanded and converted four stores from the Dominion Saddlery acquisition. We currently plan to open up one more new store in the last six months of 2007. For our growth strategy to be successful, we must identify and lease or buy favorable store sites, hire and train associates and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully, and may also be restricted by covenants and conditions in our loan agreements. If we are unable to open new stores as quickly as planned, our future sales and profits could be materially adversely affected. Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Also, our expansion strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas.
Our growth may strain operations, and finances, which could adversely affect our business and financial results.
     Our business has grown and continues to grow through organic growth and acquisitions. Accordingly, sales, number of stores, number of countries in which we conduct business and number of associates have grown and will likely continue to grow. This growth places significant demands on management and operational systems, and may be limited by covenants and conditions in our loan agreements. If we are not successful in continuing to support our operational and financial systems, expanding our management team and increasing and effectively managing our associate base, or managing our finances, this growth is likely to result in operational inefficiencies, ineffective management of the business and associates, or financial constraints or, in the worst case, default, any one or more of which may in turn adversely affect our business and financial performance.
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
     We experience seasonal fluctuations in our revenues and operating results. We typically realize a higher portion of our revenues and operating results during the fourth quarter. As a result of this seasonality, we believe that quarter to quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Our operating results have fluctuated from quarter to quarter in the past, and we expect that they will continue to do so in the future. Our earnings may not continue to grow at rates similar to the growth rates achieved in recent years and may fall short of either a prior fiscal period or investors’ expectations. Factors that could cause these quarterly fluctuations include the following: the extent to which sales in new stores result in the loss of sales in existing stores; accrual or pre-opening store expenses in one or more new store locations, resulting in higher operating expenses without a corresponding increase in revenues; the transaction costs and goodwill associated with acquisitions; the mix of products sold; pricing actions of competitors; the level of advertising and promotional expenses; and seasonality, primarily because the sales and profitability of our stores are typically slightly lower in the first and second quarters of the fiscal year than in other quarters. Most of our operating expenses, such as rent expense, advertising expense and employee salaries, do not vary directly with the amount of sales and are difficult to adjust in the short term. As a result, if sales in a particular quarter are below expectations for that quarter, we may not proportionately reduce operating expenses for that quarter, and, therefore, this sales shortfall would have a disproportionately negative effect on our net income for the quarter.
If businesses we acquire do not perform as well as we expect or have liabilities that we are not aware of, we could suffer consequences that would substantially reduce our revenues, earnings and cash flows.
     Our business strategy includes growth of our retail sales channel, both through the development and opening of new Dover-branded store sites and the acquisition and conversion of existing retail stores to the Dover brand. Our financial performance may be adversely affected as the result of such acquisitions by such factors as: (1) difficulty in assimilating the acquired operations and employees, (2) inability to successfully integrate the acquired inventory and operations into our business and maintain uniform standards, controls, policies, and procedures; (3) lower-than-expected loyalty of the customer base of the acquired business to Dover-branded stores and products; (4) post-acquisition variations in the product mix offered by the stores of the acquired business, resulting in lower revenues and gross margins; and (5) declines in revenues of stores of the acquired business from historical levels and those projected. Further, businesses we acquire may have unknown or contingent liabilities that are in excess of the amounts that we have estimated. Although we have obtained indemnification, we may discover liabilities greater than the contractual limits or the financial resources of the indemnifying party. In the event that we are responsible for liabilities substantially in excess of any amounts recovered through rights to indemnification, we could suffer severe consequences that would substantially reduce our revenues, earnings and cash flows.
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
     When our shareholders sell substantial amounts of our common stock, the market price of our common stock could fall. A reduction in ownership by our controlling shareholders or any other large shareholders could cause the market price of our common stock to fall. Similarly, the market may disfavor the adoption of Rule 10b5-1 trading plans by one or more of the Company’s Officers or Directors, perceiving that such a plan represents a decline in management’s confidence about the Company’s prospects or that the parameters for and trading under a Rule 10b5-1 sales plan could cause downward pressure on the stock price. In addition, the average daily trading volume in our stock is relatively low. The lack of trading activity in our stock may lead to greater fluctuations in our stock price. Low trading volume may also make it difficult for shareholders to make transactions in a timely fashion.
Our shareholders may experience dilution in their ownership positions.
     We have historically granted options to employees as a significant part of our overall compensation package. As of June 30, 2007 and December 31, 2006, our employees and non-employee directors held vested options in the aggregate to acquire 372,174 shares of common stock, all of which were exercisable at a weighted average exercise price of $4.94 per share. To the extent that option holders exercise vested outstanding options to purchase common stock, there may be further dilution. Future grants of stock-based compensation to employees may also result in dilution. We may raise additional funds through future sales of our common stock. Any such financing may result in additional dilution to our shareholders.
In addition to causing dilution, stock option grants increase compensation expense and may negatively impact our stock price.
     Pursuant to current accounting rules, the Company is required to take a current charge, beginning in the fourth quarter of fiscal 2006, for compensation expense associated with our grant of stock options. In the second quarter of 2007, we recognized $25,500 of non-cash stock-based compensation expense. This charge will have the effect of decreasing our net income and earnings per share, which may negatively impact our stock price.
Item 2. Use of Proceeds from Registered Securities.
     As reported in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2007, the Company has utilitzed the remaining cash available from the Company portion of its IPO.
Item 3. Defaults Upon Senior Securities.
     There were no defaults in the second fiscal quarter on the Company’s senior securities.
Item 4. Submission of Matters to a Vote of Security Holders.
     Dover Saddlery, Inc. held its Annual Meeting of Stockholders on May 2, 2007. For more information on the following proposals, see the Company’s proxy statement dated April 10, 2007, the relevant portions of which are incorporated herein by reference.
(1) The stockholders elected all Class II nominees to the Board of Directors for respective three-year terms expiring in 2010:

				BROKER
				NON-
DIRECTOR	FOR	WITHHELD	ABSTAIN	VOTES*
Jonathan A.R. Grylls	4,840,475	—	600
John W. Mitchell	4,835,475	—	5,600
David J. Powers	4,840,475	—	600

*	NASDAQ rules do not permit broker voting without specific instructions from beneficial owners but permit brokers that are members of a national securities exchange, such as brokers who are members of the New York Stock Exchange, to follow any alternative rules of that exchange. The Company has not been able to determine how many broker votes cast for Class II Directors were cast pursuant to specific instructions from beneficial owners versus how many were cast by brokers pursuant to the alternative rules of a national securities exchange such as NYSE.

The names, classes and terms of the Directors continuing to serve in office are as follows:
Class III Directors (with terms expiring at the 2008 Annual Meeting, or until their successors are duly elected and qualified):
Stephen L. Day
James F. Powers
Class I Directors (with terms expiring at the 2009 Annual Meeting, or until their successors are duly elected and qualified):
Gregory F. Mulligan
William F. Meagher, Jr.
(2) The stockholders ratified the appointment of Ernst & Young LLP as the Independent Registered Public Accounting Firm for the Company:

For	4,817,259
Against	300
Abstain	23,516

Total	4,841,075
Item 5. Other Information.
     In order to expedite the efficient build-out of leasehold improvements in its new retail stores, the Company utilizes the services of a real estate development company owned by a non-executive Company employee and minority stockholder to source construction services and retail fixtures. Total payments, consisting primarily of reimbursements for materials and outside labor, for the fit-up of five stores, during the three months ended June 30, 2007 and 2006 were $64,000 and $7,900, respectively and during the six months ended June 30, 2007 and 2006 were $271,000 and $19,000, respectively.
Item 6. Exhibits.
Exhibit List

Number	Description

*1.1	Form of Underwriting Agreement

*3.1	Amended and Restated Certificate of Incorporation of the Company

*3.2	Certificate of Amendment to Certificate of Incorporation of the Company

*3.3	Second Amended and Restated Certificate of Incorporation of the Company to be filed upon completion of this offering

*3.4	By-laws of the Company

*3.5	Amended and Restated By-laws of the Company to be effective upon completion of this offering

*4.1	Shareholders Agreement, dated as of September 17, 1998, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Donald Motsenbocker, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers

*4.2	First Amendment to Shareholders Agreement, dated as of August 29, 2003, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers

*4.3	Second Amendment to Shareholders Agreement, dated as of August 25, 2005, by and among a majority in interest of the Purchasers (as defined therein) and a majority in interest of the Sellers (as defined therein)

*4.4	Instrument of accession, dated as of September 16, 2005, signed by Citizens Ventures, Inc. and accepted by the Company, to that certain Shareholders Agreement, dated as of September 17, 1998, by and among the Company and the Shareholders referenced therein, as amended

Number	Description

*4.5	Form of Common Stock Certificate

*4.6	Warrant to purchase common stock of the Company issued to Patriot Capital Funding, Inc.

*4.7	Amended and Restated 11.50% Senior Secured Subordinated Note, dated September 16, 2005, issued jointly by the Company, Dover Massachusetts and Smith Brothers, Inc. to Patriot Capital Funding, LLC I

*5.1	Opinion of Bingham McCutchen LLP

*5.2	Opinion of Preti Flaherty Beliveau Pachios & Haley LLP

*†10.1	1999 Stock Option Plan (the “1999 Plan”)

*†10.2	Form of Stock Option Agreement under the 1999 Plan

*†10.3	2005 Equity Incentive Plan (the “2005 Plan”)

*†10.4	Form of Stock Option Agreement under the 2005 Plan

*†10.5	Form of Restricted Stock Award Agreement under the 2005 Plan

*10.6	Lease, dated as of May 29, 1997, by and between Dover Massachusetts and CE Holman, LLP

*10.7	Lease, dated as of October 12, 2001, by and between David F. Post and Dover Massachusetts

*10.8	Lease, dated as of March 1, 2003, by and between Smith Brothers, Inc. and JDS Properties, LLC

*10.9	Letter dated February 9, 2005 from the Company to JDS Properties, LLC regarding lease extension

*10.10	Lease, dated as of June 22, 2002, by and between Hockessin Square, L.L.C. and Dover Massachusetts

*10.11	Letter dated January 25, 2005 from the Company to Hockessin Square, L.L.C. regarding lease extension

*10.12	Lease, dated as of November 24, 2003, by and between North Conway Holdings, Inc. and Dover Massachusetts

*10.13	Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers

*10.14	First Amendment to Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers

*10.15	Amendment to Stock Purchase Agreement, dated as of September 17, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers

*10.16	Amended and Restated Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank

*10.17	Amendment to Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank

*10.18	Amended and Restated Security Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank

*10.19	Amended and Restated Pledge Agreement, dated as of December 11, 2003, by and between the Company and Fleet National Bank

*10.20	Shareholder Pledge Agreement, dated as of September 17, 1998, by and among Stephen L. Day, Jonathan A.R. Grylls, David J. Powers, James F. Powers, Michele R. Powers and BankBoston, N.A.

*10.21	Amended and Restated Revolving Credit Note, dated as of December 11, 2003, by Dover Massachusetts for the benefit of Fleet National Bank

Number	Description

*10.22	Letter agreement, dated as of September 16, 2005, by and between Dover Massachusetts and Bank of America, N.A. (successor by merger to Fleet National Bank)

*10.23	Security Agreement, dated as of December 11, 2003, by and between Smith Brothers, Inc. and Fleet National Bank

*10.24	Guaranty, dated as of December 11, 2003, by Smith Brothers, Inc. to Fleet National Bank

*10.25	Redemption Agreement, dated as of August 25, 2005, by and between the Company and Citizens Ventures, Inc.

*10.26	Letter agreement, dated as of September 14, 2005, by and between the Company and Citizens Ventures, Inc., amending that certain Redemption Agreement, dated as of August 26, 2005, by and between the Company and Citizens Ventures, Inc.

*10.27	License Agreement, dated as of February 10, 2003, by and between Weatherbeeta PTY LTD and the Company

*10.28	Settlement Agreement, dated as of December 22, 2003, by and between Libertyville Saddle Shop, Inc. and the Company

†*10.29	Employment Agreement, dated as of September 1, 2005, by and between Stephen L. Day and the Company

†*10.30	Employment Agreement, dated as of September 1, 2005, by and between Jonathan A.R. Grylls and the Company

*10.31	Amended and Restated Subordination Agreement, dated as of September 16, 2005, by and among Bank of America, N.A. (successor by merger to Fleet National Bank), Patriot Capital Funding, Inc. (successor in interest to Wilton Funding, LLC) and Dover Massachusetts, acknowledged by the Company and Smith Brothers, Inc.

*10.32	Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc., Patriot Capital Funding, Inc. and the Purchasers referenced therein

*10.33	Amended and Restated Security Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc. and Patriot Capital Funding, Inc.

#†10.34(1)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Stephen L. Day

#†10.35(2)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Jonathan A.R. Grylls

#10.36(4)	Second Amendment dated as of March 28, 2006 to Amended and Restated Loan Agreement with Bank of America

#10.37(5)	Amendment No. 1 dated as of March 28, 2006 to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.

++10.38	Agreement of Lease dated March 29, 2006 by and between the Company and Sparks Lot Seven, LLC

^^10.39	Commercial Lease executed as of March 9, 2001 between Marvid Crabyl, LLC and Dover Saddlery, Inc., as amended and extended

^^10.40	Stock Purchase Agreement dated as of May 19, 2006 among Dover Saddlery, Inc., Dover Saddlery Retain, Inc., Old Dominion Enterprises, Inc. and Reynolds Young, as amended

^^10.41	Lease made as of June 2006 between Humphrey and Rodgers and Dover Saddlery Retail, Inc.

^^10.42	Agreement of Lease for Shopping Center Space between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc. Dated as of May 20, 1997

^^10.43	LB’s of Virginia Building Lease Agreement dated November 1, 2000, as amended

^^10.44	Lease agreement made July 10, 2006 between Hopkins Roads Associates and Dover Saddlery Retail, Inc.

^^10.45(5)	Consent and Amendment No. 2, dated June 29, 2006, to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.

Number	Description

^^10.46(6)	Waiver letter dated as of June 27, 2006 between Bank of America, N.A. and Dover Saddlery, Inc.

+10.47(7)	First Amendment and Extension to Lease Agreement dated September 2006 between C.E. Holman Limited Partnership and Dover Saddlery, Inc.

##10.48(4)	Third Amendment dated as of March 29, 2007 to Amended and Restated Loan Agreement dated as of December 11, 2003, with Bank of America

##10.49(5)	Waiver and Amendment No. 3 dated March 30, 2007 to the Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.

###10.50(6)	Waiver by Bank of America dated May 14, 2007

###10.51(8)	Waiver and Consent by Patriot Capital Funding, Inc. dated May 15, 2007

^10.52(6)	Waiver by Bank of America dated August 9, 2007

^10.53(8)	Waiver and Consent by Patriot Capital Funding, Inc. dated August 10, 2007

^10.54(9)	Renewal of Lease for Shopping Center Space executed August 3, 2007 between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc.

^10.55	Shopping Center Lease Agreement dated May 30, 2007 between the Pavillion North, Ltd., and Dover Saddlery Retail, Inc.

^10.56	First Amendment dated June 25, 2007 to Shopping Center Lease Agreement between Pavillion North, Ltd. and Dover Saddlery Retail, Inc., which amends Exhibit 10.55 filed herewith.

#14.1(3)	Code of Business Conduct and Ethics

##21.1	Subsidiaries of the Company

*23.1	Consent of Bingham McCutchen LLP (included in Exhibit 5.1)

##23.2	Consent of Ernst & Young LLP

*23.3	Consent of Preti Flaherty Beliveau Pachios & Haley PLLC (included in Exhibit 5.2)

*24.1	Power of Attorney

^31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

^31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

^32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

*99.1	Consent of William F. Meagher, Jr.

^	Filed herewith

*	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-127888)

###	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 on May 15, 2007

##	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 on April 2, 2007

#	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 on March 30, 2006

++	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, on May 15, 2006

^^	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 , on August 14, 2006

+	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, on November 13, 2006

†	Indicates a management contract or compensatory plan or arrangement
(1)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.30

(2)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.31

(3)	Amends and restates Code of Conduct and Ethics filed with the Company’s Registration Statement on Form S-1/A on October 2, 2005 as Exhibit 14.1

(4)	Amends Amended and Restated Loan Agreement dated as of December 11, 2003, with Fleet National Bank, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.18

(5)	Amends Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement dated as of September 16, 2005, with Patriot Capital Funding, Inc., filed with the Company’s Registration Statement on Form S-1/A on October 5, 2005 as Exhibit 10.32.

(6)	Pertains to Amended and Restated Loan Agreement dated as of December 11, 2003, with Fleet National Bank, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.16

(7)	Amends Lease dated as of May 29, 1997, by and between Dover Massachusetts and CE Holman LLP, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.6

(8)	Pertains to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement dated as of September 16, 2005, with Patriot Capital Funding, Inc., filed with the Company’s Registration Statement on Form S-1/A on October 5, 2005 as Exhibit 10.32.

(9)	Amends and renews Lease Agreement for Shopping Center Space between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc. dated as of May 20, 1997, as filed on August 14, 2006 with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 as Exhibit 10.42.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOVER SADDLERY, INC.
Dated: August 14, 2007	By:	/s/ Michael W. Bruns
Michael W. Bruns, Chief Financial Officer (Principal Financial Officer)

Item 6. Exhibits.
Exhibit Index

Number	Description

*1.1	Form of Underwriting Agreement

*3.1	Amended and Restated Certificate of Incorporation of the Company

*3.2	Certificate of Amendment to Certificate of Incorporation of the Company

*3.3	Second Amended and Restated Certificate of Incorporation of the Company to be filed upon completion of this offering

*3.4	By-laws of the Company

*3.5	Amended and Restated By-laws of the Company to be effective upon completion of this offering

*4.1	Shareholders Agreement, dated as of September 17, 1998, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Donald Motsenbocker, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers

*4.2	First Amendment to Shareholders Agreement, dated as of August 29, 2003, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers

*4.3	Second Amendment to Shareholders Agreement, dated as of August 25, 2005, by and among a majority in interest of the Purchasers (as defined therein) and a majority in interest of the Sellers (as defined therein)

*4.4	Instrument of accession, dated as of September 16, 2005, signed by Citizens Ventures, Inc. and accepted by the Company, to that certain Shareholders Agreement, dated as of September 17, 1998, by and among the Company and the Shareholders referenced therein, as amended

*4.5	Form of Common Stock Certificate

*4.6	Warrant to purchase common stock of the Company issued to Patriot Capital Funding, Inc.

*4.7	Amended and Restated 11.50% Senior Secured Subordinated Note, dated September 16, 2005, issued jointly by the Company, Dover Massachusetts and Smith Brothers, Inc. to Patriot Capital Funding, LLC I

*5.1	Opinion of Bingham McCutchen LLP

*5.2	Opinion of Preti Flaherty Beliveau Pachios & Haley LLP

*†10.1	1999 Stock Option Plan (the “1999 Plan”)

*†10.2	Form of Stock Option Agreement under the 1999 Plan

*†10.3	2005 Equity Incentive Plan (the “2005 Plan”)

*†10.4	Form of Stock Option Agreement under the 2005 Plan

*†10.5	Form of Restricted Stock Award Agreement under the 2005 Plan

*10.6	Lease, dated as of May 29, 1997, by and between Dover Massachusetts and CE Holman, LLP

*10.7	Lease, dated as of October 12, 2001, by and between David F. Post and Dover Massachusetts

*10.8	Lease, dated as of March 1, 2003, by and between Smith Brothers, Inc. and JDS Properties, LLC

*10.9	Letter dated February 9, 2005 from the Company to JDS Properties, LLC regarding lease extension

Number	Description

*10.10	Lease, dated as of June 22, 2002, by and between Hockessin Square, L.L.C. and Dover Massachusetts

*10.11	Letter dated January 25, 2005 from the Company to Hockessin Square, L.L.C. regarding lease extension

*10.12	Lease, dated as of November 24, 2003, by and between North Conway Holdings, Inc. and Dover Massachusetts

*10.13	Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers

*10.14	First Amendment to Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers

*10.15	Amendment to Stock Purchase Agreement, dated as of September 17, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers

*10.16	Amended and Restated Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank

*10.17	Amendment to Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank

*10.18	Amended and Restated Security Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank

*10.19	Amended and Restated Pledge Agreement, dated as of December 11, 2003, by and between the Company and Fleet National Bank

*10.20	Shareholder Pledge Agreement, dated as of September 17, 1998, by and among Stephen L. Day, Jonathan A.R. Grylls, David J. Powers, James F. Powers, Michele R. Powers and BankBoston, N.A.

*10.21	Amended and Restated Revolving Credit Note, dated as of December 11, 2003, by Dover Massachusetts for the benefit of Fleet National Bank

*10.22	Letter agreement, dated as of September 16, 2005, by and between Dover Massachusetts and Bank of America, N.A. (successor by merger to Fleet National Bank)

*10.23	Security Agreement, dated as of December 11, 2003, by and between Smith Brothers, Inc. and Fleet National Bank

*10.24	Guaranty, dated as of December 11, 2003, by Smith Brothers, Inc. to Fleet National Bank

*10.25	Redemption Agreement, dated as of August 25, 2005, by and between the Company and Citizens Ventures, Inc.

*10.26	Letter agreement, dated as of September 14, 2005, by and between the Company and Citizens Ventures, Inc., amending that certain Redemption Agreement, dated as of August 26, 2005, by and between the Company and Citizens Ventures, Inc.

*10.27	License Agreement, dated as of February 10, 2003, by and between Weatherbeeta PTY LTD and the Company

*10.28	Settlement Agreement, dated as of December 22, 2003, by and between Libertyville Saddle Shop, Inc. and the Company

†*10.29	Employment Agreement, dated as of September 1, 2005, by and between Stephen L. Day and the Company

†*10.30	Employment Agreement, dated as of September 1, 2005, by and between Jonathan A.R. Grylls and the Company

*10.31	Amended and Restated Subordination Agreement, dated as of September 16, 2005, by and among Bank of America, N.A. (successor by merger to Fleet National Bank), Patriot Capital Funding, Inc. (successor in interest to Wilton Funding, LLC) and Dover Massachusetts, acknowledged by the Company and Smith Brothers, Inc.

*10.32	Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc., Patriot Capital Funding, Inc. and the Purchasers referenced therein

Number	Description

*10.33	Amended and Restated Security Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc. and Patriot Capital Funding, Inc.

#†10.34(1)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Stephen L. Day

#†10.35(2)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Jonathan A.R. Grylls

#10.36(4)	Second Amendment dated as of March 28, 2006 to Amended and Restated Loan Agreement with Bank of America

#10.37(5)	Amendment No. 1 dated as of March 28, 2006 to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.

++10.38	Agreement of Lease dated March 29, 2006 by and between the Company and Sparks Lot Seven, LLC Agreement of Lease dated March 29, 2006 by and between the Company and Sparks Lot Seven, LLC

^^10.39	Commercial Lease executed as of March 9, 2001 between Marvid Crabyl, LLC and Dover Saddlery, Inc., as amended and extended

^^10.40	Stock Purchase Agreement dated as of May 19, 2006 among Dover Saddlery, Inc., Dover Saddlery Retain, Inc., Old Dominion Enterprises, Inc. and Reynolds Young, as amended

^^10.41	Lease made as of June 2006 between Humphrey and Rodgers and Dover Saddlery Retail, Inc.

^^10.42	Agreement of Lease for Shopping Center Space between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc. Dated as of May 20, 1997

^^10.43	LB’s of Virginia Building Lease Agreement dated November 1, 2000, as amended LB’s of Virginia Building Lease Agreement dated November 1, 2000, as amended.

^^10.44	Lease agreement made July 10, 2006 between Hopkins Roads Associates and Dover Saddlery Retail, Inc. Lease agreement made July 10, 2006 between Hopkins Roads Associates and Dover Saddlery Retail, Inc.

^^10.45(5)	Consent and Amendment No. 2, dated June 29, 2006, to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.

^^10.46(6)	Waiver letter dated as of June 27, 2006 between Bank of America, N.A. and Dover Saddlery, Inc.

+10.47(7)	First Amendment and Extension to Lease Agreement dated September 2006 between C.E. Holman Limited Partnership and Dover Saddlery, Inc.

##10.48(4)	Third Amendment dated as of March 29, 2007 to Amended and Restated Loan Agreement dated as of December 11, 2003, with Bank of America

##10.49(5)	Waiver and Amendment No. 3 dated March 30, 2007 to the Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.

###10.50(6)	Waiver by Bank of America dated May 14, 2007

###10.51(8)	Waiver and Consent by Patriot Capital Funding, Inc. dated May 15, 2007

^10.52(6)	Waiver by Bank of America dated August 9, 2007

^10.53(8)	Waiver and Consent by Patriot Capital Funding, Inc. dated August 10, 2007

^10.54(9)	Renewal of Lease for Shopping Center Space executed August 3, 2007 between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc.

^10.55	Shopping Center Lease Agreement dated May 30, 2007 between the Pavillion North, Ltd., and Dover Saddlery Retail, Inc.

^10.56	First Amendment dated June 25, 2007 to Shopping Center Lease Agreement between Pavillion North, Ltd. and Dover Saddlery Retail, Inc., which amends Exhibit 10.55 filed herewith

#14.1(3)	Code of Business Conduct and Ethics

##21.1	Subsidiaries of the Company

*23.1	Consent of Bingham McCutchen LLP (included in Exhibit 5.1)

Number	Description

##23.2	Consent of Ernst & Young LLP

*23.3	Consent of Preti Flaherty Beliveau Pachios & Haley PLLC (included in Exhibit 5.2)

*24.1	Power of Attorney

^31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

^31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

^32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

*99.1	Consent of William F. Meagher, Jr.

^	Filed herewith

*	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-127888)

###	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 on May 15, 2007

##	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 on April 2, 2007

#	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 on March 30, 2006

++	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, on May 15, 2006

^^	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 , on August 14, 2006

+	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, on November 13, 2006

†	Indicates a management contract or compensatory plan or arrangement
(1)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.30

(2)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.31

(3)	Amends and restates Code of Conduct and Ethics filed with the Company’s Registration Statement on Form S-1/A on October 2, 2005 as Exhibit 14.1

(4)	Amends Amended and Restated Loan Agreement dated as of December 11, 2003, with Fleet National Bank, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.18

(5)	Amends Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement dated as of September 16, 2005, with Patriot Capital Funding, Inc., filed with the Company’s Registration Statement on Form S-1/A on October 5, 2005 as Exhibit 10.32.

(6)	Pertains to Amended and Restated Loan Agreement dated as of December 11, 2003, with Fleet National Bank, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.16

(7)	Amends Lease dated as of May 29, 1997, by and between Dover Massachusetts and CE Holman LLP, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.6

(8)	Pertains to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement dated as of September 16, 2005, with Patriot Capital Funding, Inc., filed with the Company’s Registration Statement on Form S-1/A on October 5, 2005 as Exhibit 10.32.

(9)	Amends and renews Lease Agreement for Shopping Center Space between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc. dated as of May 20, 1997, as filed on August 14, 2006 with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 as Exhibit 10.42.