Form 10-Q
period 2007-09-30
DOVER SADDLERY INC
filed 2007-11-13
CIK 1071625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended September 30, 2007
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
YES ☐      NO ☑
Shares outstanding of the registrant’s common stock (par value $0.0001), on November 7, 2007: 5,105,318

DOVER SADDLERY, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (un-audited)

Consolidated Balance Sheets — September 30, 2007 (un-audited) and December 31, 2006 (audited)

Un-audited Consolidated Statements of Operations — three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006

Un-audited Consolidated Statements of Cash Flows — nine months ended September 30, 2007 and 2006

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

SIGNATURES

EXHIBIT INDEX
EX-10.57 Second Amendment and Extension of Lease Agreement dated August 30, 2007
EX-10.58 Waiver and Amendment by Bank of America dated November 9, 2007
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO & CFO

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
DOVER SADDLERY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2007	2006
	(un-audited)
ASSETS
Current assets:
Cash and cash equivalents	$167	$101
Accounts receivable	1,113	795
Inventory	18,768	14,811
Prepaid catalog costs	2,079	2,133
Prepaid expenses and other current assets	1,522	988

Total current assets	23,649	18,828
Net property and equipment	3,233	2,832
Other assets:
Deferred income taxes	466	297
Other assets, net	560	642
Goodwill	14,267	14,267

Total other assets	15,293	15,206

Total assets	$42,175	$36,866

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and short-term bank borrowings	$2,256	$1,768
Accounts payable	3,481	3,508
Accrued expenses and other current liabilities	3,463	3,355
Income tax payable	—	282
Deferred income taxes	131	206

Total current liabilities	9,331	9,119

Long-term liabilities:
Revolving line of credit, net of current portion	11,000	5,900
Subordinated notes payable	3,000	3,000
Capital lease obligation, net of current portion	131	117

Total long-term liabilities	14,131	9,017
Stockholders’ equity
Common Stock, par value $0.0001 per share; 15,000,000 shares authorized; issued 5,105,318 as of September 30, 2007 and 5,074,344 as of December 31, 2006	1	1
Additional paid in capital	43,964	43,887
Treasury stock, 795,865 shares at cost	(6,082)	(6,082)
Accumulated deficit	(19,170)	(19,076)

Total stockholders’ equity	18,713	18,730

Total liabilities and stockholders’ equity	$42,175	$36,866

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share data)
(un-audited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Revenues, net	$19,911	$17,192	$58,468	$52,006
Cost of revenues	12,541	10,896	36,854	33,252

Gross profit	7,370	6,296	21,614	18,754
Selling, general and administrative expenses	6,220	5,751	19,906	16,685
Litigation settlement expense	—	—	700	—

Income from operations	1,150	545	1,008	2,069
Interest expense, financing and other related costs, net	445	248	1,158	680

Income (loss) before provision for income taxes	705	297	(150)	1,389
Provision (benefit) for income taxes	261	99	(56)	548

Net income (loss)	$444	$198	$(94)	$841

Net income (loss) per share
Basic	$0.09	$0.04	$(0.02)	$0.17

Diluted	$0.08	$0.04	$(0.02)	$0.16

Number of shares used in per share calculation
Basic	5,089,000	5,074,000	5,079,000	5,074,000
Diluted	5,367,000	5,222,000	5,079,000	5,231,000
See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows
(In thousands)
(un-audited)

	Nine Months Ended
	September 30,	September 30,
	2007	2006
Operating activities:
Net income (loss)	$(94)	$841
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	584	439
Deferred income taxes	(244)	62
Stock-based compensation	77	—
Non-cash interest expense and amortization of deferred finance fees	107	157
Changes in current assets and liabilities:
Accounts receivable	(318)	(627)
Inventory	(3,957)	(2,236)
Prepaid catalog costs and other expenses	(480)	(771)
Accounts payable & short-term borrowings	(1,147)	1,325
Accrued expenses and other current liabilities	(174)	(940)

Net cash used in operating activities	(5,646)	(1,750)
Investing activities:
Acquisition of Dominion	—	(1,522)
Purchases of property and equipment	(795)	(733)
Change in other assets	(38)	(205)

Net cash used in investing activities	(833)	(2,460)
Financing activities:
Borrowings under revolving line of credit	6,700	6,250
Payments under revolving line of credit	—	(4,650)
Payments of commitment and financing fees	(45)	(24)
Payments on capital leases	(110)	(104)

Net cash provided by financing activities	6,545	1,472

Net increase (decrease) in cash and cash equivalents	66	(2,738)

Cash and cash equivalents at beginning of period	101	2,887

Cash and cash equivalents at end of period	$167	$149

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,036	$562

Income Taxes	$653	$472

Supplemental disclosure of non-cash financing activities
Equipment acquired under capital leases	$132	$—

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
     The accompanying condensed consolidated financial statements comprise those of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 are un-audited. In management’s opinion, these un-audited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the years ended December 31, 2006 and 2005 and include all adjustments, consisting of only usual recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results expected for the full year ending December 31, 2007.
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
B. Accounting for Stock-Based Compensation
     On January 1, 2006 the Company adopted Statement of Accounting Standards SFAS No. 123(R). Accordingly, the Company recognizes the fair value of compensation cost of stock-based awards on a straight-line basis over the vesting period of the award. Stock-based compensation for the three and nine months ended September 30, 2007 was $26,000 and $77,000, respectively. There was no stock-based compensation recognized for the three and nine months ended September 30, 2006 as all outstanding options were fully vested as of December 31, 2005. Stock option grants were issued in October and November 2006 and valued using a binomial lattice model.
     Except for the exercise of certain outstanding warrants (discussed in Note G), there was no activity related to stock option grants, exercises or forfeitures for the nine months ended September 30, 2007.
     The amount of stock-based compensation expense that may be recognized for outstanding, unvested options as of September 30, 2007 was $0.4 million to be recognized on a straight-line basis over the employee’s vesting term of five years. As of September 30, 2007, the intrinsic value of all “in the money” outstanding options was $0.9 million, all of which were vested.
C. Inventory
     Inventory consists of finished goods in the Company’s mail-order warehouse and retail stores. The Company’s inventories are stated at the lower of cost, with cost determined by the first-in, first-out method, or net realizable value. The Company maintains a reserve for excess and obsolete inventory. This reserve was $70,000 as of September 30, 2007 and December 31, 2006. The Company continuously monitors the salability to ensure adequate valuation of the related merchandise.

D. Advertising
     The costs of direct-response advertising materials, primarily catalog production and distribution costs are deferred, in accordance with Statement of Position (SOP) 93-7, Reporting on Advertising Costs. These costs are recognized over the period of expected future revenue, which is less than one year. Deferred costs as of September 30, 2007 and December 31, 2006 were $2.1 million. The combined marketing and advertising costs charged to selling, general, and administrative expenses for the three months ended September 30, 2007 and 2006 were $2.1 million and $2.2 million, respectively. For the nine months ended September 30, 2007 and 2006 combined marketing and advertising costs charged to selling, general and administrative expenses were $7.5 million and $6.8 million, respectively.
E. Comprehensive Income
     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The comprehensive income (loss) for the three and nine months ended September 30, 2007 was comprised entirely of the current period net income (loss) of $444,000 and ($94,000), respectively. For the three and nine months ended September 30, 2006, comprehensive income consisted of net income and the effectively hedged interest rate swap adjustment of ($19,000) and ($34,000), respectively. Accordingly, the comprehensive income for the three and nine months ended September 30, 2006 was $179,000 and $807,000, respectively. The interest rate swap matured in December 2006.
F. Net Income (Loss) Per Share
     A reconciliation of the number of shares used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Basic weighted average common shares outstanding	5,089	5,074	5,079	5,074
Add: Dilutive effect of assumed stock option and warrant exercises less potential incremental shares purchased under the treasury method	278	148	—	157
Diluted weighted average common shares outstanding	5,367	5,222	5,079	5,231
G. Financing Agreements
Revolving Credit Facility
     The $16.0 million revolving credit facility, of which up to $2.0 million can be in the form of letters of credit, bears interest at the base rate, announced from time to time by the bank plus an applicable margin determined by the Company’s funded debt ratio. As of September 30, 2007, the bank rate was 7.75% and the applicable margin was 0% and at December 31, 2006 the bank rate was 8.25% and the applicable margin was 0%. Interest is payable quarterly on the last business day of each fiscal quarter.
     At its option, the Company may have all or a portion of the unpaid principal under the credit facility bear interest at a one, two, three, or six month LIBOR rate options plus an applicable margin determined by the Company’s funded debt ratio. The LIBOR rates were 6.32% and 5.32% at September 30, 2007 and December 31, 2006, respectively. The Company’s applicable margin of 2.25% at September 30, 2007 and December 31, 2006, was fixed for the LIBOR rate option period. Interest related to LIBOR rate options is payable at the maturity of the LIBOR agreement.
     As of September 30, 2007 and December 31, 2006, all outstanding principal bore interest at the revolver rate of 7.75% and 8.25%, respectively.
     The Company is obligated to pay commitment fees of 0.25% per annum on the daily average unused credit during the preceding quarter. All assets of the Company collateralize the revolving credit facility. Under the terms of the credit facility, the Company is subject to various covenants including procuring the consent of the senior lender to open additional retail stores. At

September 30, 2007, the Company obtained waivers for non-compliance with its operating cash flow, total funded debt and senior funded debt covenants. The revolving credit facility is due in full in October 2008. The Company is in the process of refinancing its senior debt agreement, and has negotiated a binding commitment letter as of November 2007. As a result, the Company anticipates compliance with all new covenants under this new credit facility in each of the next four quarters.
     As of September 30, 2007, the Company had the ability to borrow $16.0 million on the revolving line of credit, of which $12.6 million was outstanding. $1.6 million has been classified as short-term as it is expected to be repaid within the next twelve months through the use of existing current assets. At December 31, 2006, the Company had the ability to borrow $16.0 million, of which $5.9 million was outstanding. There were no amounts classified as short-term as of December 31, 2006.
Subordinated Notes Payable
     In September 2005, the Company issued $8.05 million of senior subordinated debt, of which $3.0 million was outstanding as of September 30, 2007 and December 31, 2006. The note may be prepaid at the Company’s option at 105% of its principal amount prior to September 16, 2008. The note is payable at 106% of its principal amount by September 16, 2009.
     In connection with the note, the Company issued a warrant to the lender to purchase 30,974 common shares at $0.00759 per share. The related fair value cost has been recorded as deferred financing cost in other assets with an offset to Additional Paid in Capital. The warrant was exercised in August 2007 and 30,974 new, unregistered shares were issued to Patriot Capital Funding, Inc.
     Under the terms of the subordinated note agreement, the Company is subject to various covenants, including procuring the consent of its subordinated lender to open additional retail stores. At September 30, 2007, the Company was in compliance with all covenants. The Company is in the process of refinancing its subordinated debt agreement, and has negotiated binding commitment letters as of November 2007. As a result, the Company anticipates compliance with all new covenants under these new credit facilities in each of the next four quarters.
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
     As of the adoption of FIN 48, the Company had $25,000 of unrecognized tax benefits, all of which would decrease the effective tax rate if recognized. There have been no changes to the unrecognized tax benefits for the nine months ended September 30, 2007. The Company does not expect the unrecognized tax benefit to materially change within the next twelve months.
     We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have or will receive assessments for interest and/or penalties, it has and will be classified in the financial statements as a provision for income taxes. As of September 30, 2007, no penalties or interest have been accrued.
I. Related Party Transactions
     In October of 2004, the Company entered into a lease agreement with a minority stockholder. The agreement, which relates to the Plaistow, NH retail store, is a five year lease with options to extend for an additional fifteen years. The Company paid and expensed in connection with this lease during the three months ended September 30, 2007 and 2006, $50,000 and $40,000, respectively, and for the nine months ended September 30, 2007 and 2006, $150,000 and $120,000, respectively. In addition, a related deposit of $18,750 is recorded as prepaid expenses and other current assets.

     In order to expedite the efficient build-out of leasehold improvements in its new retail stores, the Company utilizes the services of a real estate development company owned by a non-executive Company employee and minority stockholder to source construction services and retail fixtures. Total payments, consisting primarily of reimbursements for materials and outside labor, for the fit-up of five stores, during the three months ended September 30, 2007 and 2006 were $0.1 million and $0.2 million, respectively, and during the nine months ended September 30, 2007 and 2006 were $0.4 million and $0.3 million, respectively.
     On October 26, 2007, the disinterested members of the Audit Committee of the Board of Directors approved a proposed $5.0 million subordinated debt financing facility as part of a plan to refinance the Company’s current subordinated debt with Patriot Capital. The new sub-debt facility will be led by BCA Mezzanine Fund, L.P., which will participate at $2.0 million (in which a Company Board member holds an indirect economic interest). It is anticipated that the subordinated loans will close in the Company’s fourth fiscal quarter of 2007.
J. Commitments and Contingencies
Lease Commitments
     The Company leases its facilities, as well as certain fixed assets, under non-cancelable operating and capital leases that extend through 2012. These leases, which may be renewed for periods ranging from one to five years, include fixed rental agreements as well as agreements with rent escalation clauses.
     In connection with the retail locations, the Company enters into various operating lease agreements, which will further escalate rental payments in the future. The effects of variable rent disbursements have been expensed on a straight-line basis over the life of the lease in accordance with SFAS No. 13, Accounting for Leases. As of September 30, 2007 and December 31, 2006 there was approximately $94,000 and $97,000 of deferred rent recorded in other current liabilities, respectively.
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
     On March 24, 2006, Goldsmith, Agio, Helms (GAH) filed a demand for arbitration with the American Arbitration Association for $2.1 million, plus interest, seeking a success fee purportedly due in connection with the Company’s Initial Public Offering. In May 2007, we finalized the settlement with GAH and agreed to pay $0.7 million in order to avoid the burden on management, the costs of preparation and trial, and risks of a potential adverse outcome. This charge was recorded in the first quarter of 2007. As of September 30, 2007, $0.4 million of this settlement had been paid under the agreement. The remaining $0.3 million, plus interest, is scheduled to be paid in installments through April 1, 2009.
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
     In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for, among other things, the definition of fair value and the methods used to measure fair value. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company has not yet completed its evaluation of the impact that the adoption of SFAS No. 157 would have on its financial position or results of operations.

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
     As a result of unusually soft demand throughout the first six months of 2007 for equestrian products and the costs and fees of the GAH litigation, we have failed to meet, in each of the last four quarters, certain financial covenants contained in the loan agreements with our senior and subordinated lenders. For four consecutive quarters, we have obtained waivers for non-compliance with these covenants. The Company is the process of refinancing its credit facilities, and has negotiated binding commitment letters as of November 2007. The Company also anticipates improvements in demand and operations, so as to reasonably expect to comply with the new covenants of these new credit facilities in each of the next four quarters. If we fail to meet the covenants in the future, it may trigger default and require the repayments of all amounts then outstanding on our loans.
Consolidated Performance and Trends
     The third quarter net income was $444,000, or $0.08 per diluted share, a significant improvement over the $198,000, or $0.04 per diluted share achieved in the corresponding period in 2006. The increase in net income was primarily attributable to increased consumer demand in our retail sales channel generated by new store growth, as well as improved consumer demand in our direct sales channel.
     The third quarter results reflect our continuing efforts to execute our growth strategy in the retail sales channel, where revenues increased 49.0%, or $1.8 million to $5.6 million, as we increased our number of stores to ten by September 30, 2007. This trend of increased revenue and profitability is dependent upon our ability to continue to execute our expansion strategy by opening new store locations and our customers’ continued support of new retail stores. We respond to fluctuations in retail revenues by adjusting marketing efforts and operations to support our retail stores and manage costs, as well as continuing to focus on our proprietary store optimization modeling to determine the rate and location of new store openings.
     Our direct channel revenues increased 6.6%, or $0.9 million, to $14.3 million in the third quarter, due to higher unit sales volume through both the catalog and the Internet channels, and from the Dover Saddlery brand. This trend of improving direct revenue was due to the continuing recovery from first quarter downward pressures: overcoming increased competitive price discounting as Petsmart continued to liquidate inventory as it closes the State Line Tack departments, and poor weather conditions earlier in the year. The continued improvement of our direct revenue is dependent upon the response of our customers to these market conditions. We respond to fluctuations in our direct customers’ response by adjusting the quantities of catalogs mailed and other marketing strategies in order to maximize revenue opportunity and manage costs.
Results of Operations
     The following table sets forth our un-audited results of operations as a percentage of revenues for the periods shown:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of revenues	63.0	63.4	63.1	63.9
Gross profit	37.0	36.6	37.0	36.1
Selling, general and administrative expenses	31.2	33.4	34.0	32.1
Litigation settlement expense	—	—	1.2	—
Income from operations	5.8	3.2	1.7	4.0
Interest expense, financing and other related costs, net	2.2	1.4	2.0	1.3
Income (loss) before provision for income taxes	3.5	1.7	(0.3)	2.7
Provision (benefit) for income taxes	1.3	0.6	(0.1)	1.1
Net income (loss)	2.2%	1.2%	(0.2)%	1.6%
The following table presents certain selected un-audited operating data (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Revenues, net — direct	$14,318	$13,433	$44,279	$43,289
Revenues, net — retail stores	5,593	3,759	14,189	8,717

Revenues, net — total	$19,911	$17,192	$58,468	$52,006

Other operating data:
Number of retail stores (1)	10	5	10	5
Capital expenditures	126	571	795	733
Gross profit margin	37.0%	36.6%	37.0%	36.1%
EBITDA(2)	1,413	687	1,669	2,508
EBITDA margin(2)	7.1%	4.0%	2.9%	4.8%

(1)	Includes the new Dover stores in Chantilly, VA, and Lexington, VA opened in Q1 2007, and the Charlottesville, VA store opened in Q2 2007, and the Dallas, TX store opened in Q3 2007.

(2)	When we use the term “EBITDA”, we are referring to net income minus interest income plus interest expense, income taxes, non-cash stock-based compensation, depreciation and amortization. We present EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.
EBITDA has some limitations as an analytical tool and you should not consider it in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities or any other measure calculated in accordance with US generally accepted accounting principles. Some of the limitations are:
•	EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or capital commitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the interest expense or cash requirements necessary to service interest or principal payments on our debt;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; and

•	other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure.
     The following table reconciles EBITDA to net income (loss) (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Net income (loss)	$444	$198	$(94)	$841
Depreciation	214	111	525	333
Amortization of other intangible assets	24	31	59	106
Amortization of stock-based compensation	25	—	77	—
Interest expense and other related financing costs, net	445	248	1,158	680
Provision (benefit) for income taxes	261	99	(56)	548
EBITDA	1,413	687	1,669	2,508
Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006
Revenues
     Our total revenues increased 15.8% to $19.9 million for the three months ended September 30, 2007, from $17.2 million for the corresponding period in 2006. Revenues in our direct sales channel increased 6.6% to $14.3 million. Revenues in our retail sales increased 49.0% to $5.6 million. The increase in revenues from our retail sales channel was due primarily to the opening of new stores and resulting increases in retail revenues. Same store sales were up 8.5% over prior year.
Gross Profit
     Gross profit for the three months ended September 30, 2007 increased 17.1% to $7.4 million, from $6.3 million for the corresponding period in 2006. Gross profit as a percentage of revenues increased for the three months ended September 30, 2007 to 37.0%, from 36.6% of revenues for the corresponding period in 2006. The increase of $1.1 million in gross profit was primarily due to increased revenues in our retail sales channel. The increase in gross profit as a percentage of revenues was attributable to variations in overall product mix.
Selling, General and Administrative
     Selling, general and administrative expenses increased to $6.2 million. As a percentage of revenues, SG&A expenses were reduced to 31.2% of revenues, from 33.4% of revenues for the corresponding period in 2006. The $0.5 million increase included $0.2 million in labor and related costs and $0.3 million in facility costs primarily due to the increased number of retail stores and corresponding revenues.
Interest Expense
     Interest expense, including amortization of deferred financing costs attributed to our subordinated debt and revolving credit facility, increased to $0.4 million for the three months ended September 30, 2007, compared to $0.2 million for the corresponding period in 2006. Our debt levels increased due primarily to new store development and inventories, as well as increased warehouse inventories, in order to fulfill growing demand across a greater number of retail stores.
Income Tax Provision
     The provision for income taxes was $0.3 million for the three months ended September 30, 2007, reflecting an effective tax rate of 37.0%, as compared to a provision of $0.1 million for the corresponding period in 2006, reflecting an effective tax rate of 33.4%. The effective tax rates for the year-to-date periods were recorded based upon management’s best estimates of the rates for the entire respective years, and are adjusted each quarter.

Net Income
     The net income for the three months ended September 30, 2007 was $444,000, an increase from the $198,000 achieved in the corresponding period in 2006. This increase in net income was primarily attributable to the opening of new stores and resulting increases in retail sales. Resulting earnings per diluted share for the three months ended September 30, 2007 was $0.08, versus earnings per diluted share of $0.04 for the corresponding period in 2006.
Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006
Revenues
     Our total revenues increased to $58.5 million for the nine months ended September 30, 2007, from $52.0 million for the corresponding period in 2006, an increase of $6.5 million or 12.4%. Revenues in our direct sales channel increased $1.0 million, or 2.3% to $44.3 million. Revenues in our retail sales channel were $14.2 million, an increase of $5.5 million, or 62.8%. The increase in revenues from our retail sales channel was due primarily to the opening of new stores. Same store sales were up 2.2 % over the prior year. After adjustment for cannibalization, same store sales were up 7.1%.
Gross Profit
     Gross profit for the nine months ended September 30, 2007 increased 15.2% to $21.6 million, from $18.8 million for the corresponding period in 2006. Gross profit as a percentage of revenues increased for the nine months ended September 30, 2007 to 37.0%, from 36.1% of revenues for the corresponding period in 2006. The increase of $2.8 million in gross profit was primarily due to increased revenues in our retail sales channel. The increase in gross profit as a percentage of revenues was attributable to variations in overall product mix.
Selling, General and Administrative
     Selling, general and administrative expenses increased to $19.9 million (34.0% of revenues) in the nine months ended September 30, 2007, from $16.7 million (32.1% of revenues) for the corresponding period in 2006. The $3.2 million increase included $1.0 million in labor and related costs primarily due to retail expansion, $0.7 million in marketing costs, attributable to both catalog expenses and new store support designed to drive increased revenues. Facility costs for new retail store space increased by $0.7 million, and legal fees increased by $0.3 million.
Litigation Settlement Expense
     The litigation settlement expense of $0.7 million for the nine months ended September 30, 2007 is a charge for the final settlement of the GAH litigation, which we incurred in the first quarter of 2007 to avoid additional costs of preparation and trial, the burden on management, and the risk of a large adverse award.
Interest Expense
     Interest expense, including amortization of deferred financing costs attributed to our subordinated debt and revolving credit facility, increased to $1.2 million for the nine months ended September 30, 2007, compared to $0.7 million for the corresponding period in 2006. Our debt levels increased due primarily to new store development and inventories, as well as increased warehouse inventories, in order to fulfill growing demand across a greater number of retail stores.
Income Tax Provision
     The benefit for income taxes was $0.1 million for the nine months ended September 30, 2007, reflecting an effective tax rate of 37.0%, as compared to a provision of $0.5 million for the corresponding period in 2006, reflecting an effective tax rate of 39.5%. The effective tax rates for the year-to-date periods were recorded based upon management’s best estimates of the rates for the entire respective years, and are adjusted each quarter.

Net Income (Loss)
     The net loss for the nine months ended September 30, 2007 was ($94,000), down from the $841,000 of net income achieved for the corresponding period in 2006. This loss was primarily attributable to a charge for the strategic settlement and related legal costs of the GAH litigation, which had an after-tax impact of $0.6 million. The remaining shortfall was due to soft consumer demand in the direct sales channel in the first quarter, as well as higher interest expense. Resulting net loss per diluted share, for the nine months ended September 30, 2007 was ($0.02), versus net income per diluted share of $0.16 for the corresponding period in 2006.
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
Liquidity and Capital Resources
     We utilized $6.5 million of cash for the nine months ended September 30, 2007 to pursue our growth strategy of increasing revenues, opening new retail locations and providing inventory for those new stores. Cash was also utilized for general working capital requirements, capital expenditure requirements, and third-party debt service requirements. The source for the cash utilized was availability under our revolving credit facility. The Company is in the process of refinancing its senior and subordinated debt agreements, and has negotiated binding commitment letters from both senior and subordinated lenders as of November 2007. As a result, the Company anticipates compliance with all new covenants under these new credit facilities in each of the next four quarters. We plan in the future to obtain additional financing from banks, or through public offerings or private placements of debt or equity securities, strategic relationships, or other arrangements. In the event we fail to meet our financial covenants with our banks, we may not have access through our line of credit to sufficient working capital to pursue our growth strategy, or if our covenant non-compliance triggers a default, our loans may be called requiring the repayment of all amounts on our loans.
Operating Activities
     Cash utilized in our operating activities for the nine months ended September 30, 2007 was $5.6 million compared to $1.8 million for the corresponding period in 2006. For the nine months ended September 30, 2007, cash outflows consisted primarily of the net loss and inventory increases of $4.0 million attributable to retail growth and increased seasonal buying. Cash outflows also consisted of increases in prepaid catalog expenses of $0.5 million, and decreases in accounts payable of $1.1 million, partially offset by non-cash expenses.
Investing Activities
     Cash used in our investing activities was $0.8 million for the nine months ended September 30, 2007 compared to $2.5 million for the corresponding period in 2006. Additional investment activities throughout these periods represent the purchase of capital equipment in support of our growth, including leasehold improvements, computer equipment, furniture and fixtures, and the purchase of other assets and related deposits. Increases in investment activities can be expected in the balance of 2007 and in future years to outfit our new retail stores with leasehold improvements, computer equipment, fixtures, furniture and other assets.
Financing Activities
     Net cash provided by our financing activities was $6.5 million for the nine months ended September 30, 2007 compared to $1.5 million provided in the corresponding period in 2006. In the nine months ended September 30, 2007, we funded our seasonal operating activities and investing activities with net borrowings under our revolving credit facility.

Revolving Credit Facility
     In September 2005, we renewed and increased our revolving credit facility with Bank of America, N.A., under which we can borrow up to $16.0 million, including $2.0 million for letters of credit. Interest accrues at a variable rate based on both prime and published LIBOR rates. The credit facility expires on October 31, 2008, at which time all advances will be immediately due and payable. As of September 30, 2007, the revolving credit facility borrowing limit was $16.0 million and the amount outstanding under the credit facility was $12.6 million at a rate of 7.75% and the unused amount available was $3.4 million. Borrowings are secured by substantially all of our assets. Under the terms of our credit facility, we are subject to various covenants. The Company must obtain the consent of its senior lender to open additional retail stores. At September 30, 2007, the Company obtained waivers for non-compliance with our operating cash flow, total funded debt, and senior funded debt covenants under the credit facility. This was the fourth consecutive quarter in which we failed to meet one or more covenants. If future default occurs, the bank may require that we repay all amounts then outstanding. Any amounts which we may be required to repay prior to a scheduled repayment date, however, would reduce funds that we could otherwise allocate to other opportunities that we consider desirable. The Company is in the process of refinancing its senior debt agreement, and has negotiated a binding commitment letter as of November 2007. As a result, the Company anticipates compliance with all new covenants under this new credit facility in each of the next four quarters.
Senior Subordinated Note and Warrant
     On September 16, 2005, we closed an Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc., which provided for our issuance of a senior subordinated note payable, which is due in full on September 16, 2009 for aggregate proceeds of $8.05 million. Of such proceeds, $3.5 million was used to pay off a previously existing subordinated note payable and $4.0 million was used to pay a portion of a $6.0 million re-purchase of 795,865 shares of our treasury stock. The note is a general senior subordinated obligation, subordinated in right of payment to our existing and future senior debt, ranks equal in right of payment with any of our future senior subordinated debt and is senior in right of payment to any of our future subordinated debt. Interest at an annual rate of 11.5% is payable monthly on the fifth business day of the month. Prepayment on the principal amount due under the note may voluntarily be made at any time in multiples of $100,000, plus accrued and unpaid interest and a prepayment fee equal to the principal amount prepaid multiplied by 5.0% if prepayment is made prior to September 16, 2008 and 6.0% if prepayment is made prior to September 16, 2009. Mandatory prepayment is required upon a change in control. Simultaneously with the issuance of this note, we issued a warrant to Patriot Capital Funding, Inc. exercisable at any time after March 31, 2006 for up to 30,974 shares of our common stock at an exercise price of $0.00759 per share. The warrant was exercised in August 2007 and 30,974 new, unregistered shares were issued to Patriot Capital Funding, Inc. In December 2005, we utilized proceeds from our public offering to prepay $5.1 million of the debt due under the note, leaving a balance of $3.0 million. As of September 30, 2007, the balance of the subordinated note was $3.0 million, and the Company was in compliance with all of its covenants. The Company must obtain the consent of its subordinated lender to open additional retail stores. The Company is in the process of refinancing its subordinated debt agreements, and has negotiated binding commitment letters as of November 2007. As a result, the Company anticipates compliance with all new covenants under these new credit facilities in each of the next four quarters.
Working Capital and Capital Expenditure Needs
     We believe our existing cash, cash equivalents, expected cash to be provided by our operating activities, and funds available through our revolving credit facility (and planned successor revolving credit facility), will be sufficient to meet our currently planned working capital and capital expenditure needs over at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the expansion of our retail stores, the acquisition of new capabilities or technologies, the continuing market acceptance of our products, the consummation of our planned new credit facilities, and covenant compliance. To the extent that existing cash, cash equivalents, cash from operations and cash from our current and planned revolving credit facility under the conditions and covenants of our credit facilities are insufficient to fund our future activities, we may plan to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
     Funds from our current and planned revolving credit facility may not be available if we fail to meet our pertinent financial covenants. We have failed to meet one or more such covenants in each of the last four fiscal quarters. If such non-compliance continues, it may trigger a default and require the repayment of all amounts then outstanding on our loans. However, we anticipate compliance with all new covenants under the new credit facilities in each of the next four quarters.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     At September 30, 2007, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended December 31, 2006. More detailed information concerning market risk can be found in Item 7A under the sub-caption “Quantitative and Qualitative Disclosures about Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” on pages 40-41 of our Annual Report on Form 10-K for the year ended December 31, 2006.
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
Interest Rate Sensitivity
     We had cash and cash equivalents totaling $0.2 million at September 30, 2007. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of September 30, 2007, all of our investments were held in money market and other short-term investment accounts.
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
Item 4. Controls and Procedures.
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
     Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     We maintain certain internal controls over financial reporting that are appropriate, in management’s judgment with similar cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     On March 24, 2006, GAH filed a demand for arbitration with the American Arbitration Association for $2.1 million, plus interest, seeking a success fee purportedly due in connection with the Company’s Initial Public Offering. In May 2007, we finalized the settlement with GAH and agreed to pay $0.7 million in order to avoid the burden on management, the costs of preparation and trial, and risks of a potential adverse outcome. This charge was recorded in the first quarter of 2007. As of September 30, 2007, $0.4 million of this settlement had been paid under the agreement. The remaining $0.3 million, plus interest, is scheduled to be paid in installments through April 1, 2009.
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
Material changes in cash flow and debt levels may adversely affect our growth and credit facilities, require the immediate repayment of all our loans, and limit our ability to open new stores.
     During seasonal and cyclical changes in our revenue levels and to fund our retail growth strategy and increases in our direct business, we make use of our credit facilities, which are subject to EBITDA, total debt and related covenants. During each of the last four fiscal quarters, we failed to comply with one or more of these covenants. If we are out of compliance with these covenants at the end of a fiscal period, it may adversely affect our growth prospects, require the consent of our lenders to open new stores, or in the worst case, trigger default and require the repayments of all amounts then outstanding on our loans. However, we anticipate compliance with all new covenants under the new credit facilities in each of the next four quarters.
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
     An important part of our business plan is to increase our number of stores and enter new geographic markets. Since the IPO, we have opened two new stores and remodeled, expanded and converted four stores from the Dominion Saddlery acquisition. In the future, we plan to open additional stores. For our growth strategy to be successful, we must identify and lease or buy favorable store sites, hire and train associates and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully, and may also be restricted by covenants and conditions in our loan agreements. If we are unable to open new stores as quickly as planned, our future sales and profits could be materially adversely affected. Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Also, our expansion strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas.
Our growth may strain operations, and finances, which could adversely affect our business and financial results.
     Our business has grown and continues to grow through organic growth and acquisitions. Accordingly, sales, number of stores, number of countries in which we conduct business and number of associates have grown and will likely continue to grow. This growth places significant demands on management and operational systems, and may be limited by covenants and conditions in our loan agreements. If we are not successful in continuing to support our operational and financial systems, expanding our management team and increasing and effectively managing our associate base, or managing our finances, this growth is likely to result in operational inefficiencies and ineffective management of the business and associates, or financial constraints or, in the worst case, default, any one or more of which may in turn adversely affect our business and financial performance.

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
     We have historically granted options to employees as a significant part of our overall compensation package. As of September 30, 2007 and December 31, 2006, our employees and non-employee directors held vested options in the aggregate to acquire 372,174 shares of common stock, all of which were exercisable at a weighted average exercise price of $4.94 per share. To the extent that option holders exercise vested outstanding options to purchase common stock, there may be further dilution. Future grants of stock-based compensation to employees may also result in dilution. We may raise additional funds through future sales of our common stock. Any such financing may result in additional dilution to our shareholders.
In addition to causing dilution, stock option grants increase compensation expense and may negatively impact our stock price.
     Pursuant to current accounting rules, the Company is required to take a current charge, beginning in the fourth quarter of fiscal 2006, for compensation expense associated with our grant of stock options. In the third quarter of 2007, we recognized $26,000 of non-cash stock-based compensation expense. This charge will have the effect of decreasing our net income and earnings per share, which may negatively impact our stock price. To the extent the Company makes future grants of stock-based compensation to employees, this charge will increase.
Item 2. Use of Proceeds from Registered Securities.
     There were no proceeds used from registered securities in the three months ended September 30, 2007. The Company used all of the proceeds from the exercise of the Patriot warrant for general working capital purposes.
Item 3. Defaults Upon Senior Securities.
     There were no defaults on the Company’s senior securities in the three months ended September 30, 2007.
Item 4. Submission of Matters to a Vote of Security Holders.
     There were no matters submitted to a vote of security holders in the three months ended September 30, 2007.
Item 5. Other Information.
     In order to expedite the efficient build-out of leasehold improvements in its new retail stores, the Company utilizes the services of a real estate development company owned by a non-executive Company employee and minority stockholder to source construction services and retail fixtures. Total payments, consisting primarily of reimbursements for materials and outside labor, for the fit-up of five stores, during the three months ended September 30, 2007 and 2006 were $0.1 million and $0.2 million, respectively, and during the nine months ended September 30, 2007 and 2006 were $0.4 million and $0.3 million, respectively.

     On October 26, 2007, the disinterested members of the Audit Committee of the Board of Directors approved a proposed $5.0 million subordinated debt financing facility as part of a plan to refinance the Company’s current subordinated debt with Patriot Capital. The new sub-debt facility will be led by BCA Mezzanine Fund, L.P., which will participate at $2.0 million (in which Company Board member Gregory Mulligan holds an indirect economic interest). It is anticipated that the subordinated loans will close in the Company’s fourth fiscal quarter of 2007.
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

*4.5	Form of Common Stock Certificate

*4.6	Warrant to purchase common stock of the Company issued to Patriot Capital Funding, Inc.

*4.7	Amended and Restated 11.50% Senior Secured Subordinated Note, dated September 16, 2005, issued jointly by the Company, Dover Massachusetts and Smith Brothers, Inc. to Patriot Capital Funding, LLC I

*5.1	Opinion of Bingham McCutchen LLP

*5.2	Opinion of Preti Flaherty Beliveau Pachios & Haley LLP

*†10.1	1999 Stock Option Plan (the “1999 Plan”)

*†10.2	Form of Stock Option Agreement under the 1999 Plan

*†10.3	2005 Equity Incentive Plan (the “2005 Plan”)

*†10.4	Form of Stock Option Agreement under the 2005 Plan

*†10.5	Form of Restricted Stock Award Agreement under the 2005 Plan

*10.6	Lease, dated as of May 29, 1997, by and between Dover Massachusetts and CE Holman, LLP

Number	Description

*10.7	Lease, dated as of October 12, 2001, by and between David F. Post and Dover Massachusetts

*10.8	Lease, dated as of March 1, 2003, by and between Smith Brothers, Inc. and JDS Properties, LLC

*10.9	Letter dated February 9, 2005 from the Company to JDS Properties, LLC regarding lease extension

*10.10	Lease, dated as of June 22, 2002, by and between Hockessin Square, L.L.C. and Dover Massachusetts

*10.11	Letter dated January 25, 2005 from the Company to Hockessin Square, L.L.C. regarding lease extension

*10.12	Lease, dated as of November 24, 2003, by and between North Conway Holdings, Inc. and Dover Massachusetts

*10.13	Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers

*10.14	First Amendment to Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers

*10.15	Amendment to Stock Purchase Agreement, dated as of September 17, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers

*10.16	Amended and Restated Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank

*10.17	Amendment to Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank

*10.18	Amended and Restated Security Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank

*10.19	Amended and Restated Pledge Agreement, dated as of December 11, 2003, by and between the Company and Fleet National Bank

*10.20	Shareholder Pledge Agreement, dated as of September 17, 1998, by and among Stephen L. Day, Jonathan A.R. Grylls, David J. Powers, James F. Powers, Michele R. Powers and BankBoston, N.A.

*10.21	Amended and Restated Revolving Credit Note, dated as of December 11, 2003, by Dover Massachusetts for the benefit of Fleet National Bank

*10.22	Letter agreement, dated as of September 16, 2005, by and between Dover Massachusetts and Bank of America, N.A. (successor by merger to Fleet National Bank)

*10.23	Security Agreement, dated as of December 11, 2003, by and between Smith Brothers, Inc. and Fleet National Bank

*10.24	Guaranty, dated as of December 11, 2003, by Smith Brothers, Inc. to Fleet National Bank

*10.25	Redemption Agreement, dated as of August 25, 2005, by and between the Company and Citizens Ventures, Inc.

*10.26
Letter agreement, dated as of September 14, 2005, by and between the Company and Citizens Ventures, Inc., amending that certain Redemption Agreement, dated as of August 26, 2005, by and between the Company and Citizens Ventures, Inc.

*10.27	License Agreement, dated as of February 10, 2003, by and between Weatherbeeta PTY LTD and the Company

*10.28	Settlement Agreement, dated as of December 22, 2003, by and between Libertyville Saddle Shop, Inc. and the Company

†*10.29	Employment Agreement, dated as of September 1, 2005, by and between Stephen L. Day and the Company

†*10.30	Employment Agreement, dated as of September 1, 2005, by and between Jonathan A.R. Grylls and the Company

Number	Description

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

*10.33	Amended and Restated Security Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc. and Patriot Capital Funding, Inc.

#†10.34(1)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Stephen L. Day

#†10.35(2)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Jonathan A.R. Grylls

#10.36(4)	Second Amendment dated as of March 28, 2006 to Amended and Restated Loan Agreement with Bank of America

#10.37(5)	Amendment No. 1 dated as of March 28, 2006 to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.

++10.38	Agreement of Lease dated March 29, 2006 by and between the Company and Sparks Lot Seven, LLC

^^10.39	Commercial Lease executed as of March 9, 2001 between Marvid Crabyl, LLC and Dover Saddlery, Inc., as amended and extended

^^10.40	Stock Purchase Agreement dated as of May 19, 2006 among Dover Saddlery, Inc., Dover Saddlery Retain, Inc., Old Dominion Enterprises, Inc. and Reynolds Young, as amended

^^10.41	Lease made as of June 2006 between Humphrey and Rodgers and Dover Saddlery Retail, Inc.

^^10.42	Agreement of Lease for Shopping Center Space between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc. Dated as of May 20, 1997

^^10.43	LB’s of Virginia Building Lease Agreement dated November 1, 2000, as amended

^^10.44	Lease agreement made July 10, 2006 between Hopkins Roads Associates and Dover Saddlery Retail, Inc.

^^10.45(5)	Consent and Amendment No. 2, dated June 29, 2006, to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.

^^10.46(6)	Waiver letter dated as of June 27, 2006 between Bank of America, N.A. and Dover Saddlery, Inc.

+10.47(7)	First Amendment and Extension to Lease Agreement dated September 2006 between C.E. Holman Limited Partnership and Dover Saddlery, Inc.

##10.48(4)	Third Amendment dated as of March 29, 2007 to Amended and Restated Loan Agreement dated as of December 11, 2003, with Bank of America

##10.49(5)	Waiver and Amendment No. 3 dated March 30, 2007 to the Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.

###10.50(6)	Waiver by Bank of America dated May 14, 2007

###10.51(8)	Waiver and Consent by Patriot Capital Funding, Inc. dated May 15, 2007

^^^10.52(6)	Waiver by Bank of America dated August 9, 2007

^^^10.53(8)	Waiver and Consent by Patriot Capital Funding, Inc. dated August 10, 2007

^^^10.54(9)	Renewal of Lease for Shopping Center Space executed August 3, 2007 between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc.

Number	Description

^^^10.55	Shopping Center Lease Agreement dated May 30, 2007 between Pavillion North, Ltd., and Dover Saddlery Retail, Inc.

^^^10.56	First Amendment dated June 25, 2007 to Shopping Center Lease Agreement between Pavillion North, Ltd. and Dover Saddlery Retail, Inc. which amends Exhibit 10.55 filed herewith

^10.57(7)	Second Amendment and Extension of Lease Agreement dated August 30, 2007 between C.E. Holman Limited Partnership, and Dover Saddlery Retail, Inc.

^10.58(6)	Waiver and Amendment by Bank of America dated November 9, 2007

#14.1(3)	Code of Business Conduct and Ethics

##21.1	Subsidiaries of the Company

*23.1	Consent of Bingham McCutchen LLP (included in Exhibit 5.1)

##23.2	Consent of Ernst & Young LLP

*23.3	Consent of Preti Flaherty Beliveau Pachios & Haley PLLC (included in Exhibit 5.2)

*24.1	Power of Attorney

^31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

^31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

^32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

*99.1	Consent of William F. Meagher, Jr.

^	Filed herewith

*	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-127888)

^^^	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 on August 14, 2007

###	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 on May 15, 2007

##	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 on April 2, 2007

#	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 on March 30, 2006

++	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, on May 15, 2006

^^	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 , on August 14, 2006

+	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, on November 13, 2006

†	Indicates a management contract or compensatory plan or arrangement

(1)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.30

(2)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.31

(3)	Amends and restates Code of Conduct and Ethics filed with the Company’s Registration Statement on Form S-1/A on October 2, 2005 as Exhibit 14.1

(4)	Amends Amended and Restated Loan Agreement dated as of December 11, 2003, with Fleet National Bank, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.18

(5)	Amends Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement dated as of September 16, 2005, with Patriot Capital Funding, Inc., filed with the Company’s Registration Statement on Form S-1/A on October 5, 2005 as Exhibit 10.32.

(6)	Pertains to Amended and Restated Loan Agreement dated as of December 11, 2003, with Fleet National Bank, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.16

(7)	Amends Lease dated as of May 29, 1997, by and between Dover Massachusetts and CE Holman LLP, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.6

(8)	Pertains to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement dated as of September 16, 2005, with Patriot Capital Funding, Inc., filed with the Company’s Registration Statement on Form S-1/A on October 5, 2005 as Exhibit 10.32.

(9)	Amends and renews Lease Agreement for Shopping Center Space between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc. dated as of May 20, 1997, as filed on August 14, 2006 with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 as Exhibit 10.42.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOVER SADDLERY, INC.
Dated: November 13, 2007	By:	/s/ Michael W. Bruns
Michael W. Bruns, Chief Financial Officer
(Principal Financial Officer)

Exhibit List

Number	Description

*1.1	Form of Underwriting Agreement

*3.1	Amended and Restated Certificate of Incorporation of the Company

*3.2	Certificate of Amendment to Certificate of Incorporation of the Company

*3.3	Second Amended and Restated Certificate of Incorporation of the Company to be filed upon completion of this offering

*3.4	By-laws of the Company

*3.5	Amended and Restated By-laws of the Company to be effective upon completion of this offering

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

*4.5	Form of Common Stock Certificate

*4.6	Warrant to purchase common stock of the Company issued to Patriot Capital Funding, Inc.

*4.7	Amended and Restated 11.50% Senior Secured Subordinated Note, dated September 16, 2005, issued jointly by the Company, Dover Massachusetts and Smith Brothers, Inc. to Patriot Capital Funding, LLC I

*5.1	Opinion of Bingham McCutchen LLP

*5.2	Opinion of Preti Flaherty Beliveau Pachios & Haley LLP

*†10.1	1999 Stock Option Plan (the “1999 Plan”)

*†10.2	Form of Stock Option Agreement under the 1999 Plan

*†10.3	2005 Equity Incentive Plan (the “2005 Plan”)

*†10.4	Form of Stock Option Agreement under the 2005 Plan

*†10.5	Form of Restricted Stock Award Agreement under the 2005 Plan

*10.6	Lease, dated as of May 29, 1997, by and between Dover Massachusetts and CE Holman, LLP

*10.7	Lease, dated as of October 12, 2001, by and between David F. Post and Dover Massachusetts

*10.8	Lease, dated as of March 1, 2003, by and between Smith Brothers, Inc. and JDS Properties, LLC

Number	Description

*10.9	Letter dated February 9, 2005 from the Company to JDS Properties, LLC regarding lease extension

*10.10	Lease, dated as of June 22, 2002, by and between Hockessin Square, L.L.C. and Dover Massachusetts

*10.11	Letter dated January 25, 2005 from the Company to Hockessin Square, L.L.C. regarding lease extension

*10.12	Lease, dated as of November 24, 2003, by and between North Conway Holdings, Inc. and Dover Massachusetts

*10.13	Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers

*10.14	First Amendment to Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers

*10.15	Amendment to Stock Purchase Agreement, dated as of September 17, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers

*10.16	Amended and Restated Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank

*10.17	Amendment to Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank

*10.18	Amended and Restated Security Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank

*10.19	Amended and Restated Pledge Agreement, dated as of December 11, 2003, by and between the Company and Fleet National Bank

*10.20	Shareholder Pledge Agreement, dated as of September 17, 1998, by and among Stephen L. Day, Jonathan A.R. Grylls, David J. Powers, James F. Powers, Michele R. Powers and BankBoston, N.A.

*10.21	Amended and Restated Revolving Credit Note, dated as of December 11, 2003, by Dover Massachusetts for the benefit of Fleet National Bank

*10.22	Letter agreement, dated as of September 16, 2005, by and between Dover Massachusetts and Bank of America, N.A. (successor by merger to Fleet National Bank)

*10.23	Security Agreement, dated as of December 11, 2003, by and between Smith Brothers, Inc. and Fleet National Bank

*10.24	Guaranty, dated as of December 11, 2003, by Smith Brothers, Inc. to Fleet National Bank

*10.25	Redemption Agreement, dated as of August 25, 2005, by and between the Company and Citizens Ventures, Inc.

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

Number	Description

*10.32
Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc., Patriot Capital Funding, Inc. and the Purchasers referenced therein

*10.33	Amended and Restated Security Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc. and Patriot Capital Funding, Inc.

#†10.34(1)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Stephen L. Day

#†10.35(2)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Jonathan A.R. Grylls

#10.36(4)	Second Amendment dated as of March 28, 2006 to Amended and Restated Loan Agreement with Bank of America

#10.37(5)	Amendment No. 1 dated as of March 28, 2006 to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.

++10.38	Agreement of Lease dated March 29, 2006 by and between the Company and Sparks Lot Seven, LLC

^^10.39	Commercial Lease executed as of March 9, 2001 between Marvid Crabyl, LLC and Dover Saddlery, Inc., as amended and extended

^^10.40	Stock Purchase Agreement dated as of May 19, 2006 among Dover Saddlery, Inc., Dover Saddlery Retain, Inc., Old Dominion Enterprises, Inc. and Reynolds Young, as amended

^^10.41	Lease made as of June 2006 between Humphrey and Rodgers and Dover Saddlery Retail, Inc.

^^10.42	Agreement of Lease for Shopping Center Space between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc. Dated as of May 20, 1997

^^10.43	LB’s of Virginia Building Lease Agreement dated November 1, 2000, as amended

^^10.44	Lease agreement made July 10, 2006 between Hopkins Roads Associates and Dover Saddlery Retail, Inc.

^^10.45(5)	Consent and Amendment No. 2, dated June 29, 2006, to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.

^^10.46(6)	Waiver letter dated as of June 27, 2006 between Bank of America, N.A. and Dover Saddlery, Inc.

+10.47(7)	First Amendment and Extension to Lease Agreement dated September 2006 between C.E. Holman Limited Partnership and Dover Saddlery, Inc.

##10.48(4)	Third Amendment dated as of March 29, 2007 to Amended and Restated Loan Agreement dated as of December 11, 2003, with Bank of America

##10.49(5)	Waiver and Amendment No. 3 dated March 30, 2007 to the Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.

###10.50(6)	Waiver by Bank of America dated May 14, 2007

###10.51(8)	Waiver and Consent by Patriot Capital Funding, Inc. dated May 15, 2007

^^^10.52(6)	Waiver by Bank of America dated August 9, 2007

^^^10.53(8)	Waiver and Consent by Patriot Capital Funding, Inc. dated August 10, 2007

^^^10.54(9)	Renewal of Lease for Shopping Center Space executed August 3, 2007 between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc.

^^^10.55	Shopping Center Lease Agreement dated May 30, 2007 between Pavillion North, Ltd., and Dover Saddlery Retail, Inc.

Number	Description
^^^10.56	First Amendment dated June 25, 2007 to Shopping Center Lease Agreement between Pavillion North, Ltd. and Dover Saddlery Retail, Inc. which amends Exhibit 10.55 filed herewith

^10.57(7)	Second Amendment and Extension of Lease Agreement dated August 30, 2007 between C.E. Holman Limited Partnership, and Dover Saddlery Retail, Inc.

^10.58(6)	Waiver and Amendment by Bank of America dated November 9, 2007

#14.1(3)	Code of Business Conduct and Ethics

##21.1	Subsidiaries of the Company

*23.1	Consent of Bingham McCutchen LLP (included in Exhibit 5.1)

##23.2	Consent of Ernst & Young LLP

*23.3	Consent of Preti Flaherty Beliveau Pachios & Haley PLLC (included in Exhibit 5.2)

*24.1	Power of Attorney

^31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

^31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

^32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

*99.1	Consent of William F. Meagher, Jr.

^	Filed herewith

*	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-127888)

^^^	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 on August 14, 2007

###	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 on May 15, 2007

##	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 on April 2, 2007

#	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 on March 30, 2006

++	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, on May 15, 2006

^^	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 , on August 14, 2006

+	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, on November 13, 2006

†	Indicates a management contract or compensatory plan or arrangement

(1)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.30

(2)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.31

(3)	Amends and restates Code of Conduct and Ethics filed with the Company’s Registration Statement on Form S-1/A on October 2, 2005 as Exhibit 14.1

(4)	Amends Amended and Restated Loan Agreement dated as of December 11, 2003, with Fleet National Bank, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.18

(5)	Amends Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement dated as of September 16, 2005, with Patriot Capital Funding, Inc., filed with the Company’s Registration Statement on Form S-1/A on October 5, 2005 as Exhibit 10.32.

(6)	Pertains to Amended and Restated Loan Agreement dated as of December 11, 2003, with Fleet National Bank, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.16

(7)	Amends Lease dated as of May 29, 1997, by and between Dover Massachusetts and CE Holman LLP, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.6

(8)	Pertains to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement dated as of September 16, 2005, with Patriot Capital Funding, Inc., filed with the Company’s Registration Statement on Form S-1/A on October 5, 2005 as Exhibit 10.32.

(9)	Amends and Renews Lease Agreement for Shopping Center Space between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc. dated May 20, 1997, as filed on August 14, 2006 with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 as Exhibit 10.42.