Form 10-K
period 2007-12-31
DOVER SADDLERY INC
filed 2008-03-31
CIK 1071625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51624
Dover Saddlery, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3438294
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
525 Great Road, Littleton, MA	01460
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:
(978) 952-8062

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of the close of the last business day of the registrant’s most recently completed second fiscal quarter was $27,202,372.

Shares outstanding of the Registrant’s common stock at March 20, 2008: 5,105,318

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement for the Annual Meeting of Stockholders of Dover Saddlery, Inc. to be held on May 7, 2008 which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007, are incorporated by reference in Part III of this Form 10-K.

DOVER SADDLERY, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
For The Year Ended December 31, 2007

PART I

Item 1.	Business.

This Annual Report on Form 10-K, including the following discussion, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words “projected”, “anticipated”, “planned”, “expected”, and similar expressions are intended to identify forward-looking statements. In particular, statements regarding retail store expansion and business growth are forward-looking statements. Forward-looking statements are not guarantees of our future financial performance, and undue reliance should not be placed on them. Our actual results, performance or achievements may differ significantly from the results, performance and achievements discussed in or implied by the forward-looking statements. Factors that could cause such a difference include material changes to Dover Saddlery, Inc.’s business or prospects, in consumer spending, fashion trends or consumer preferences, or in general political, economic, business or capital market conditions and other risks and uncertainties, including but not limited to the other factors that are detailed in “Item 1A. Risk Factors.” See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We disclaim any intent or obligation to update any forward-looking statements.

The Company

We are a leading specialty retailer and the largest direct marketer of premium equestrian products in the U.S. For over 20 years, Dover Saddlery has been a premier upscale brand in the English-style riding industry. We sell our products through a multi-channel strategy, including catalogs, the Internet and retail stores. This multi-channel strategy has allowed us to use catalogs and our proprietary database of over two million names of equestrian enthusiasts as a primary marketing tool to increase catalog sales and to drive additional business to our e-commerce websites and retail stores.

We offer a comprehensive selection of products required to own, train and compete with a horse, selling from under $1 to over $6,000. Our products fall into the following three main categories:

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

Our management team is highly experienced in both the direct marketing and retail channels with an average of more than 20 years of equestrian experience. Since Stephen Day acquired an ownership interest in Dover and joined as our President and Chief Executive Officer, he and the rest of the management team have grown annual revenues from $15.6 million to $81.4 million from 1998 through 2007. Prior to joining Dover, Mr. Day was responsible for building the only other national English-style equestrian products direct marketing and retail company, State Line Tack.

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

Through our subsidiaries, we currently operate nine retail stores under the Dover Saddlery brand and one retail store under the Smith Brothers brand. We have identified additional market locations throughout the U.S., which we believe are attractive for our planned retail store expansion and can allow us to capitalize on the highly fragmented nature of the retail equestrian products market and to take advantage of our strong brand name recognition. These additional locations have been identified using our proprietary mathematical store-optimization model, which selects the locations nationwide with the strongest potential and optimizes distances between stores to enhance revenue potential. Our initial targets are based on an optimization model of 50 locations, each utilizing one of three different store formats, depending on the location and revenue potential of the area. We believe that our proprietary mathematical store-optimization model assists us in locating potential retail sites and gives us a competitive advantage in finding optimal new store locations.

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

Our management team identified the large Western-style equestrian market as a growth opportunity and, in 2002, we acquired the Smith Brothers catalog and website, www.smithbrothers.com. In 2003, we also acquired rights in the Miller’s Harness brand for use in catalog and Internet sales to target entry-level and lower-cost equestrian products customers. In 2004, we opened a Smith Brothers store in Denton, TX.

In April 2004, we expanded our Littleton, MA warehouse and office facility to 100,000 square feet and, in April 2005, we opened our third Dover Saddlery store in Plaistow, NH.

In June 2006, we acquired Dominion Saddlery and over the next nine months, remodeled, expanded, and converted the four stores into Dover Saddlery stores. In September 2006, we opened our new Hunt Valley, MD store.

In 2007, we opened or converted four stores under the Dover brand and now operate nine Dover stores and one Smith Brothers store.

Competitive Strengths

We believe that we are uniquely positioned in the equestrian tack, specialized apparel and horse care and stable products industry to grow through our multi-channel strategy. We believe that we have numerous competitive strengths, including:

Experienced Management with a Track Record of Growth and Profitability:  We were founded in 1975 and have over 30 years of operating history. Stephen Day joined Dover after successfully building and growing another equestrian products catalog and retailer, State Line Tack. Our management team has extensive experience in direct marketing and retail as well as an average of more than 20 years of equestrian experience. Since Stephen Day became President and Chief Executive Officer in 1998, we have been profitable and have grown annual revenues from $15.6 million to $81.4 million.

Established Brand in English-Style Riding Equipment and Apparel:  We are known for offering the highest quality products, the most comprehensive selection and excellent customer service. Since our founding over 30 years ago, we have built a reputation with a large and growing following in the equestrian products marketplace. Dover Saddlery is the only nationally recognized multi-channel retail brand in the English-style equestrian products industry, and we believe our Dover Saddlery brand is a significant asset as we continue our retail store expansion and multi-channel growth strategy.

Leading Equestrian Products Retailer of Quality Tack:  With $81.4 million in 2007 revenues from our three sales channels, we believe we hold the largest market share among premium equestrian products retailers for equestrian tack and specialized equestrian apparel. The Dover Saddlery catalog is known by many customers as a leading source for English-style equestrian products and the Smith Brothers catalog is becoming a strong force in the Western-style riding market.

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

Successful Multi-Channel Strategy:  Our multi-channel strategy of using catalog, Internet and retail sales channels has enabled us to capture customer data, achieve operational synergies, provide a seamless and convenient shopping experience for our customers, cross-market our products and reinforce our brand across channels. Through our sophisticated customer database, we have observed that multi-channel customers have bought, on average, nearly three times more products per year than single-channel customers. Our success in our Hockessin, DE store and the continued performance of our Plaistow, NH store support our belief that an expanded retail presence is an attractive growth opportunity for us.

Excellent Customer Service:  Our Company-wide focus on exceptional customer service is integral to our success. We promote a culture of prompt, knowledgeable and courteous service and strive for a consistent customer experience across all channels of purchase. Over 90% of our customer service and sales representatives are horse enthusiasts. Additionally, our representatives receive ongoing product training from merchandise suppliers and internal product specialists. We also have a policy of offering customers a 100% satisfaction guarantee. We believe that our well-trained, knowledgeable staff and our historical ability to fill approximately 95% of the items ordered within an average of 1.8 business days in 2007 from our in-stock inventory are some of the reasons why we have had historically low return rates and high repeat customer rates.

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

Significant Barriers to Entry:  We enjoy significant barriers to entry including substantial costs of developing a useful customer database, efficient merchandising and fulfillment infrastructure, breadth of product offering and in-stock inventory levels, as well as the costs and time involved in building customer trust and brand recognition. The investments we have made in our brand, our customer database and proprietary mathematical store-optimization model and inventory replenishment set us apart from others in the industry.

Highly Fragmented Equestrian Products Market:  The current marketplace for equestrian products is highly fragmented and mostly consists of small, one-location tack shops. There are approximately 10,000 different retailers in the U.S. selling equestrian products. Although there are a number of places to find equestrian products, there are no large companies, other than Dover Saddlery, focused on the English-style equestrian products market with any significant number of retail store locations since State Line Tack closed its retail operations in 2007. We bring a level of merchandising, marketing, on-hand inventory and operational discipline that is unique in the industry.

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

Our large inventory has allowed us to ship approximately 95% of the items ordered within an average of 1.8 business days in 2007. We are also able to ship any product we offer to our retail stores on a rapid replenishment basis, effectively increasing our retail store inventory to match that of our Littleton, MA warehouse. This provides our customers with the ability to walk into any of our retail stores and access our entire product offering. Competitors who maintain only one or even a few stores are unable to match the breadth, depth and ready availability of our $16.8 million in total inventory.

Growth Strategies

Having established ourselves as the largest direct marketer in the premium equestrian products market, we are continuing our strategy to capitalize on our strong brand equity, take advantage of our comprehensive customer database, achieve operational synergies, cross market products and provide a seamless and convenient shopping experience across channels. We have observed that our multi-channel customers have bought, on average, nearly three times more product per year than single-channel customers, and therefore, a multi-channel model is a key part of our strategy to grow our revenues, profits and market share. Our growth strategy includes several key components.

Open Dover Saddlery Retail Stores in Targeted Locations:  We currently operate ten retail stores, with nine under the Dover Saddlery brand targeted at the English-style riding segment, and one under the Smith Brothers brand targeted at the Western-style riding segment. The equestrian products market is estimated at $5.7 billion, yet no national, equestrian products specialty retail chains exist and there are only a limited number of small, regional, multi-unit English equestrian products retailers. We have identified 50 locations throughout the U.S., which we believe are attractive for our retail store expansion and will allow us to capitalize on the highly fragmented nature of the retail equestrian products market and our strong brand name recognition. These locations have been identified using our proprietary mathematical store-optimization model, which selects the locations nationwide with the strongest potential and optimizes distances between stores to enhance revenue potential. The model optimizes distances between stores with concentrations of current customers and recalibrates when actual stores are targeted and added. Our direct marketing operations have provided detailed customer data regarding location and sales performance that has given us the ability to plan and perform extensive site analysis. Our initial targets are based on an optimization model of 50 locations, each utilizing one of three different store formats, depending on the location and revenue potential of the area. We believe that our proprietary mathematical store-optimization model, which assists us in locating retail sites, should give us a competitive advantage in finding attractive locations.

Expand Our Direct Sales Channel:  Our catalog business drives traffic to our Internet and retail sales channels. We plan to expand our direct sales channel business through initiatives to existing and new customers. We seek to increase the number of customers and prospects that receive a catalog, increase the numbers of customers buying through our catalog or other channels, and increase the amount each customer spends for our merchandise through the continued introduction of new products. We plan to continue to utilize web-based opportunities with promotional, targeted e-mails programs, refer-a-friend programs and on-line search engines. We intend to continue our practices of using banner advertising on qualified equestrian websites, of having links to and from qualified equestrian websites, and of sending prospect e-mails to qualified equestrian e-mail lists.

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

Expand Further in the Western-Style Equestrian Products Market:  While it is difficult to track industry data, the number of Western-style riders is believed to be at least four times the number of English-style riders in the U.S. We entered the Western-style equestrian products market through our acquisition of Smith Brothers in 2002, and opened a Smith Brothers retail store in 2004. We intend to expand our direct marketing, and eventually, our retail store presence in Western-style riding.

2007 Accomplishments

In pursuit of our goals as the largest equestrian retailer of quality tack and specialty riding apparel, we accomplished the following in 2007:

•	We refurbished and remodeled three Dominion store locations and re-opened them as Dover Saddlery stores

•	We opened a new Dover Saddlery retail location in Texas, just north of Dallas

•	We substantially enhanced and upgraded our Smith Brothers website

•	We added mobile web capability so our customers can order from their cell phones

•	We enhanced and expanded the Dover Saddlery product offering

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

According to American Sports Data, over 5.6% of the U.S. population, or 16.8 million people, ride horses with an average of 21.7 participating days per year, which exceeds participation in other popular outdoor sports, such as downhill skiing at 4.6% and 6.3 days and mountain biking at 2% and 18.1 days. There are many indicators that point to the continued growth of the equestrian products industry. A study by NFO Research indicated that 10% of U.S. households are involved in riding, an additional 5% were involved at one time and 18% would like to become involved. There has also been a recent increase in the number of nationally televised programs dedicated exclusively to the equestrian viewer, such as NBC’s presentation of the Rolex International 3 Day Event held in Lexington, Kentucky and Horsecity.com TV. The Equestrian Media Network has also been gaining traction with national television stations, which is expected to help increase the popularity of the equestrian products industry even further.

There are very few dominant manufacturers and distributors, and no dominant retailers in the equestrian products industry, creating a highly fragmented market. Of the approximately 10,000 U.S. equestrian products retailers, we believe that a majority of them are too small to develop multiple sales channels, deep inventories, automated inventory-control systems, extensive customer databases and brand equity, and are therefore, unable to effectively control a significant portion of market share.

Direct Marketing

Direct marketing is a fast-growing, dynamic industry that includes sales generated through direct mail and the Internet. Sales generated through catalogs, both offline and on the Internet, have grown at an annual rate of 9.3% since 1997. Total sales attributed to catalogs in the U.S. reached $143.0 billion in 2004, and the Direct Marketing Association (DMA) projects they will grow to over $169 billion by 2007. The DMA projects annual growth of sales attributed to catalogs of 5.7%, which will continue to outpace the overall projected retail sales growth of 4.5%.

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

The Internet is a key driver of growing direct marketing sales. Industry research estimates that online sales in the U.S. reached $136.4 billion in 2007. This was an increase of 19% from 2006. As the price of personal computing declines and Americans become more technologically savvy, many are choosing to browse and buy over the Internet. Moreover, an increasing number of Internet users are turning to broadband service that allows faster, more convenient access to online shopping.

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

Our Multi-Channel Strategy

Having established ourselves as the largest direct marketer of equestrian tack, specialized apparel, horse care and stable products in the U.S., we plan to continue our multi-channel retail strategy to capitalize on our strong brand equity and utilize our customer database. This multi-channel strategy enables us to capture customer data, achieve operational synergies, provide a seamless and convenient shopping experience for our customers, cross-market our products and reinforce our brand across channels. We believe that our strategy is working. Through the data captured by our sophisticated customer database, we have determined that multi-channel customers buy, on average, nearly three times more product per year than customers who only purchase through a single- channel. This is supported by the experiences of other successful multi-channel retailers such as Eddie Bauer and JC Penney. Eddie Bauer’s multi-channel customers spend, on average, approximately six times more than its single-channel customers and JC Penney’s multi-channel customers spend, on average, approximately five times more than its single-channel customers.

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

Based on research of other similar multi-channel concepts, we believe that, when mature, the natural channel balance of a multi-channel retailer tends to stabilize with 60% to 80% of the sales coming from the retail sales channel. This retail purchasing preference on the part of consumers is even more pronounced in the equestrian industry. Research by Frank N. Magid Associates, Inc.

indicates that 80% of tack customers shop at retail stores. Since we currently have just under 24.4% of our total revenues coming from retail stores, we believe that there is significant opportunity to continue to develop our multi-channel strategy and pursue our targeted retail store expansion. See “Retail Store Operations and Expansion”.

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

Our direct sales channel generated approximately $61.5 million in revenues in 2007 or 75.6% of our total revenues. Of this amount, we generated approximately $26.2 million in revenues from Internet orders, or 32.3% of our total. Our proprietary database contains over two million names. We expect this database to continue to grow as we open additional retail locations.

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

Catalogs are sent regularly throughout the year to a carefully selected circulation list. We develop annually four distinct Dover Saddlery catalogs and four distinct Smith Brothers catalogs, including a large annual catalog for each line.

Dover Saddlery

Dover Saddlery is the most comprehensive source for the English-style equestrian products market. In addition to the general catalog, the three targeted editions of the Dover Saddlery annual catalog specialize in the dressage, eventing and hunter/jumper segments.

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

Smith Brothers

The annual catalog for Smith Brothers is positioned as the “Premier Catalog for the Western Horseman”, and it is one of the more comprehensive offerings in the Western-style equestrian products market. We offer one general edition and three targeted editions of the Smith Brothers annual catalog. The targeted editions specialize in the competitive roping, barrel racing and show riding segments.

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

Internet

In July of 2000, we launched our website, www.doversaddlery.com. In February 2002, we acquired the Smith Brothers website, www.smithbrothers.com. Our Internet revenues have grown at a compounded annual growth rate of 39% from 2001, our first full year of Internet operations, to 2007 and were approximately $26.2 million or 32.3% of total revenues in 2007.

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

Retail Store Operations and Expansion

We currently operate nine stores under the Dover Saddlery brand and one store under the Smith Brothers brand. We intend to expand our retail store operations going forward, primarily under the Dover Saddlery brand.

Retail Store Locations

Dover Saddlery

Wellesley, MA
Hockessin, DE
Plaistow, NH
Hunt Valley, MD
Chantilly, VA
Crofton, MD
Charlottesville, VA
Lexington, VA
Dallas, TX

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

Inventory

An additional way that we differentiate ourselves from our competition is through our breadth and depth of inventory. We believe our inventory is deeper than our competitors with $16.8 million in on-hand inventory as of December 31, 2007. With our extensive inventory position and rapid fulfillment capability, we have historically been able to fill approximately 95% of the items ordered within an average of 1.8 business days in 2007. Based on our inventory management systems, continuous monitoring of the products we carry and the fact that we carry very few fashion products, we have historically had very little obsolete inventory. Despite the high level of inventory we have historically maintained, our goal is to turn warehouse inventory four times per year and we historically have had no material inventory write-downs.

All of the products that are presented in our catalogs are available online and customers can use our websites to enter orders, shop online and check order status and inventory availability. On average, our retail stores stock inventory items that represent over 65% of the merchandise sales we make available through our direct sales channel. All items are available to customers entering our stores by either direct shipment to a customer’s home or for in-store pickup.

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

The retail market for equestrian products is highly fragmented. There are no national retail chains. State Line Tack, which closed its retail operations in 2007, operated as a store within a store at selected PetSmart locations, with limited inventory and a direct sales business, and was the only multi-channel competitor of size. Moreover, only a few regional multi-outlet stores compete in the market for equestrian products.

Seasonality

We experience seasonal fluctuations in our revenues and operating results. Due to buying patterns around the holiday season and a general slowdown during the later part of the summer months, our revenues are traditionally higher in the fourth quarter. In fiscal 2007, we generated 28.2% of our annual revenues during the fourth quarter.

Employees

At December 31, 2007 we had 502 employees; approximately 193 were employed full time. None of our employees are represented by a labor union or are parties to a collective bargaining agreement. We have not experienced any work stoppages and consider our relationship with our employees to be good.

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

Available Information

We electronically file with the United States Securities and Exchange Commission (“SEC”) our annual, quarterly and current reports, amendments to those reports, our Proxy Statement and Annual Report to Stockholders’, as well as other documents. Our corporate Internet address is www.doversaddlery.com. Our website provides a hyperlink to a third party website, http://investor.shareholder.com/dovr/, through which our SEC Filings that we file electronically are available free of charge. We believe these reports are made available as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. We do not provide any information directly to the third party website, and we do not check its accuracy. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC, 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Copies of these reports can also be obtained from the SEC’s website at www.sec.gov.

Item 1A.	Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider these risk factors before buying or trading shares of our stock. Any such risks may materialize, and additional risks not known to us, or that we now deem immaterial, may arise. In such event, our business, financial condition, results of operations or prospects could be materially adversely affected. If that occurs, the market price of our common stock could fall, and you could lose all or part of your investment.

This Annual Report on Form 10-K includes or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the use of the words “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “estimates”, and other similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made. We have included important factors in the cautionary statements below that we believe could cause actual results to differ materially from the forward-looking statements contained herein. The forward-looking statements do not reflect the potential impact of any future acquisitions, mergers or dispositions. We do not assume any obligation to update any forward-looking statements contained herein.

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

We currently have ten retail stores and have identified additional locations throughout the U.S. where we plan to open new stores over the next several years. A significant percentage of our projected future growth is expected to be generated from these new locations. If we experience delays in opening new stores, fail to select appropriate sites, encounter problems in opening new locations, or have trouble achieving anticipated sales volume in new locations, our growth and profitability will be adversely impacted. Four of our six retail stores opened in areas previously served only by direct sales and so our experience observing the effects of new stores on our overall sales revenues is limited Any one or more of the new stores we intend to open may not be profitable, in which event our operating results may suffer.

Our ability to expand our retail presence depends in part on the following factors:

•	our ability to identify suitable locations in key markets with attractive demographics and which offer attractive returns on our investments;

•	the availability of suitable locations at price points consistent with our expansion model;

•	our ability to negotiate favorable lease and construction terms for such locations;

•	our ability to execute sale/leaseback transactions on satisfactory terms, if at all;

•	competition for such locations;

•	the timely construction of such retail stores;

•	our ability to receive local and state government permits and approvals in connection with such locations;

•	our ability to attract, train, and retain skilled and knowledgeable store personnel;

•	our ability to provide a product mix that meets the needs of our customers; and

•	favorable economic conditions.

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

The future sale of shares of our common stock and limited liquidity may negatively impact our stock price.

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

Material changes in cash flow and debt levels may adversely affect our growth and credit facilities, require the immediate repayment of all our loans, and limit the ability to open new stores.

During seasonal and cyclical changes in our revenue levels and to fund our retail growth strategy and increases in our direct business, we make use of our credit facilities, which are subject to EBITDA, total debt and related covenants. In four of the previous five fiscal quarters, we failed to comply with one or more of these covenants. If we are out of compliance with these covenants at the end of a fiscal period, it may adversely affect our growth prospects, require the consent of our lenders to open new stores, or in the worst case, trigger default and require the repayments of all amounts then outstanding on our loans. In the event of our insolvency, liquidation, dissolution or reorganization, the lenders under our revolving credit facility would be entitled to payment in full from our assets before distributions, if any, were made to our stockholders. However, we were in compliance with our new loan covenants for the fiscal quarter ending December 31, 2007, and we anticipate compliance with all new covenants under our new credit facilities in each of the next four quarters.

In order to execute our retail store expansion strategy, we may need to borrow additional funds, raise additional equity financing or finance our planned expansion from profits. We may also need to raise additional capital in the future to respond to competitive pressures or unanticipated financial requirements. We may not be able to obtain additional financing, including the extension or refinancing of our revolving credit facility, on commercially reasonable terms or at all. A failure to obtain additional financing or an inability to obtain financing on acceptable terms could require us to incur indebtedness at high rates of interest or with substantial restrictive covenants, including prohibitions on payment of dividends.

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

Our business has grown and continues to grow through organic growth and acquisitions. Accordingly, sales, number of stores, number of countries in which we conduct business, and number of associates have grown and will likely continue to grow. This growth places significant demands on management and operational systems, and may be limited by covenants and conditions in our loan agreements. If we are not successful in continuing to support our operational and financial systems, expanding our management team and increasing and effectively managing our associate base, or managing our finances, this growth is likely to result in operational inefficiencies and ineffective management of the business and associates, or financial constraints or, in the worst case, default, any one or more of which may in turn adversely affect our business and financial performance.

Our quarterly operating results are subject to significant fluctuation.

We experience seasonal fluctuations in our revenues and operating results. We typically realize a higher portion of our revenues and operating results during the fourth quarter. As a result of this seasonality, we believe that quarter to quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Our operating results have fluctuated from quarter to quarter in the past, and we expect that they will continue to do so in the future. Our earnings may not continue to grow at rates similar to the growth rates achieved in recent years and may fall short of either a prior fiscal period or investors’ expectations. Factors that could cause these quarterly fluctuations include the following: the extent to which sales in new stores result in the loss of sales in existing stores; accrual or pre-opening store expenses in one or more new store locations, resulting in higher operating expenses without a corresponding increase in revenues; the transaction costs and goodwill associated with acquisitions; the mix of products sold; pricing actions of competitors; the level of advertising and promotional expenses; and seasonality, primarily because the sales and profitability of our stores are typically slightly lower in the first and second quarters of the fiscal year than in other quarters. Most of our operating expenses, such as rent expense, advertising expense and employee salaries, do not vary directly with the amount of sales and are difficult to adjust in the short-term. As a result, if sales in a particular quarter are below expectations for that quarter, we may not proportionately reduce operating expenses for that quarter, and, therefore, this sales shortfall would have a disproportionately negative effect on our net income for the quarter.

If businesses we acquire do not perform as well as we expect or have liabilities that we are not aware of, we could suffer consequences that would substantially reduce our revenues, earnings and cash flows.

Our business strategy includes growth of our retail sales channel, both through the development and opening of new Dover-branded store sites and the acquisition and conversion of existing retail stores to the Dover brand. Our financial performance may be adversely affected as the result of such acquisitions by such factors as: (1) difficulty in assimilating the acquired operations, and employees; (2) inability to successfully integrate the acquired inventory and operations into our business and maintain uniform standards, controls, policies, and procedures; (3) lower-than-expected loyalty of the customer base of the acquired business to Dover-branded stores, and products; (4) post-acquisition variations in the product mix offered by the stores of the acquired business, resulting in lower revenues, and gross margins; and (5) declines in revenues of stores of the acquired business from historical levels and those projected. Further, businesses we acquire may have unknown or contingent liabilities that are in excess of the amounts that we have estimated. Although we have obtained indemnification, we may discover liabilities greater than the contractual limits or the financial resources of the indemnifying party. In the event that we are responsible for liabilities substantially in excess of any amounts recovered through rights to indemnification, we could suffer severe consequences that would substantially reduce our revenues, earnings and cash flows.

Our shareholders may experience dilution in their ownership positions.

We have historically granted options to employees as a significant part of our overall compensation package. As of December 31, 2007, our employees and non-employee directors held vested options in the aggregate to acquire 389,661 shares of common stock, all of which were exercisable at a weighted average exercise price of $5.32 per share. To the extent that option holders exercise vested outstanding options to purchase common stock, there may be further dilution. Future grants of stock-based compensation to employees may also result in dilution. We may raise additional funds through future sales of our common stock. Any such financing may result in additional dilution to our shareholders.

In addition to causing dilution, stock option grants increase compensation expense and may negatively impact our stock price.

Pursuant to current accounting rules, the Company has been required to take a current charge, beginning in the fourth quarter of fiscal 2005, for compensation expense associated with our grant of stock options. As of December 31, 2007, we recognized $102,000 of non-cash stock-based compensation expense. This charge has the effect of decreasing our net income and earnings per share, which may negatively impact our stock price. To the extent the Company makes future grants of stock-based compensation to employees, this charge will increase.

If we cannot continue to successfully manage our direct sales channel, it would negatively impact our growth and profitability.

Our direct sales generated 75.6% of our revenues in 2007, and we expect such operations to continue to represent a majority of our sales for at least the next several years. Our success depends on our ability to market, advertise and sell our products effectively through our various catalogs and Internet sites. We believe that the success of our direct sales depends on:

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

Catalog production, mailings and paper-based packing products, such as shipping cartons, entail substantial paper, postage, human resource and other costs, including costs of catalog development. We incur most of these costs prior to the mailing of each catalog. Increases in costs of mailing, paper or printing would increase our costs and adversely affect our earnings if we are unable to pass such cost increases on to our customers. The success of our direct sales hinges on the achievement of adequate response rates to mailings, merchandising, catalog and website presentations that appeal to our customers, and the expansion of our potential customer base in a cost-effective manner. Lack of consumer response to particular catalog or flier mailings or Internet marketing efforts may increase our costs and decrease the profitability of our business.

Our retail store rollout could cannibalize existing sales from our direct sales channel or existing retail locations.

Our strategy to increase the number of retail store locations is based on finding optimal locations where demand for equestrian products is high. When we open a retail store in an area that has a high concentration of our existing customers, we expect that such customers will purchase products in the retail location as well as through our catalogs and websites, ultimately increasing their total purchases as multi-channel customers. Direct sales in the geographic area surrounding our Hockessin, DE store declined 4% in the first year of such store’s operation. In the future, in areas where we open retail stores, the customers located within the area of such store may not spend more than they would have from the catalog and websites and therefore there may be a transfer of sales from our direct sales business to our retail stores. In such case, we may incur significant costs associated with opening a store and mailing catalogs while not generating incremental revenue.

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

We rely on a number of service providers to operate our business such as:

•	a printer and a database processor to produce and mail our catalogs;

•	a website hosting service provider to host and manage our websites;

•	telephone companies to provide telephone and fax service to our customer service centers and to communicate between locations; and

•	shipping companies such as DHL, UPS, FedEx, the U.S. Postal Service and common carriers for timely delivery of our catalogs, shipment of merchandise to our customers and delivery of merchandise from our suppliers, including foreign suppliers, to us and from our warehouse to our retail stores.

Any disruption in these services may have a negative impact on our ability to market and sell our products and serve our customers and could result in increased costs to us.

We rely on merchandise suppliers to operate our business and any disruption of their supply of products could have an adverse impact on our revenues and profitability.

We rely on merchandise suppliers to supply our products in saleable condition, in sufficient quantities, at competitive prices and in a timely manner. In 2007, our single largest merchandise supplier accounted for less than 15% of our sales. Our current merchandise suppliers may not be able to accommodate our anticipated needs in a timely matter or at all. If we are unable to acquire suitable merchandise in a timely manner or lose one or more key merchandise suppliers, we may not be able to offer products that are important to our merchandise assortment, which would have a material adverse effect on our business. While we believe our merchandise supplier relationships are satisfactory, we have no contractual arrangements providing for continued supply from our key merchandise suppliers and our merchandise suppliers may discontinue selling to us at any time or may raise the cost of merchandise and we may be unable to pass such price increases along to our customers.

If we do not properly manage our inventory levels, our operating results and available funds for future growth will be adversely affected.

We currently maintain a high level of inventory and have a broad depth of products for our customers. The investment associated with this high level of inventory is substantial. If we fail to adequately predict the amount or mix of our inventory, we will incur costs associated with stocking inventory that is not being sold or fails to meet the demands of our customers or we may be required to write- off or write-down inventory which would hurt our operating results. If we do not meet the needs of our customers, they may decide to purchase products from our competitors. Although we have some ability to return merchandise to our suppliers, we incur additional costs in doing so and we may not be able to return merchandise in the future.

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

Our current revolving credit facility is due in full on January 31, 2011, which may limit our ability to finance the opening of all of our planned additional stores over the next several years. In order to satisfy our revolving credit facility when due and to execute our retail store expansion strategy, we may need to borrow additional funds, raise additional equity financing or finance our planned expansion from profits. We may also need to raise additional capital in the future to respond to competitive pressures or unanticipated financial requirements. We may not be able to obtain additional financing, including the extension or refinancing of our revolving credit facility, on commercially reasonable terms or at all. A failure to obtain additional financing or an inability to obtain financing on acceptable terms could require us to incur indebtedness at high rates of interest or with substantial restrictive covenants, including prohibitions on payment of dividends.

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

The Company is not an accelerated filer, a large accelerated filer, or a well-known seasoned issuer, and we have not received written comments from the SEC Staff regarding our periodic or current reports.

Item 2.	Properties.

We currently lease an approximately 100,000 square foot facility in Littleton, MA for our corporate headquarters, main call center, warehouse, and fulfillment center. Approximately 92,000 square feet is for warehouse space and the remaining is for office space. The lease expires in September 2011 and we have two five-year options to renew thereafter at market rates.

We lease approximately 1,800 square feet of space in North Conway, NH for use as a satellite call center and for our creative offices. We lease approximately 5,100 square feet of space in Denton, TX for use as a satellite call center and additional offices.

Currently, we lease approximately 70,000 square feet of space for our ten retail stores located in Massachusetts (1), Virginia (3), New Hampshire (1), Maryland (2), Delaware (1) and Texas (2).

Item 3.	Legal Proceedings.

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

On March 24, 2006, Goldsmith, Agio, Helms, and Linner, LLC (GAH) filed a demand for arbitration with the American Arbitration Association for $2.1 million, plus interest, seeking a success fee purportedly due in connection with the Company’s Initial Public Offering. In May 2007, we finalized the settlement with GAH and agreed to pay $700,000 in order to avoid the burden on management, the costs of preparation and trial, and risks of a potential adverse outcome. This charge was recorded in the first quarter of 2007. As of December 31, 2007, $478,000 of this settlement had been paid under the agreement. The remaining $222,000, plus interest, is scheduled to be paid in installments through April 1, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2007.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information.

Our common stock trades on The NASDAQ Stock Market LLC under the symbol “DOVR”. As of March 10, 2008, the number of holders of record of our common stock was 29 and the approximate number of beneficial owners was 820.

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock for each full quarterly period as reported on The NASDAQ Stock Market LLC since our common stock commenced trading on NASDAQ Stock Market LLC on November 18, 2005:

	High	Low

Fiscal Year Ended December 31, 2007
First Quarter	$9.04	$7.88
Second Quarter	8.90	7.10
Third Quarter	7.15	4.87
Fourth Quarter	$6.21	$3.69
Fiscal Year Ended December 31, 2006
First Quarter	$9.72	$6.80
Second Quarter	8.59	7.00
Third Quarter	8.60	6.44
Fourth Quarter	$9.26	$7.15
Fiscal Year Ended December 31, 2005
Fourth Quarter	$12.89	$8.50

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

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities.

In August 2007, the Company issued 30,974 new, unregistered shares of the Company’s common stock upon the exercise of the warrant issued to Patriot Capital Funding, Inc., yielding proceeds of $235. The Company used all of the proceeds from the exercise of the Patriot warrant for general working capital purposes.

On December 11, 2007, the Company entered into a new senior revolving credit facility with RBS Citizens Bank N.A., under which it can borrow up to $18.0 million, including $2.0 million for letters of credit. Interest accrues at a variable rate on either prime or published LIBOR rates. The credit facility expires on January 31, 2011, at which time all advances will be immediately due and payable. Subsequent to the transaction, on December 12, 2007, the revolving credit facility borrowing limit was $18.0 million and the amount outstanding under the credit facility was $8.9 million at a rate of 7%, and the unused amount available was $9.1 million. Borrowings are secured by substantially all of the Company’s assets. Under the terms of this credit facility, the Company is subject to various covenants. The $8.9 million in proceeds of this senior credit facility were applied to pay off the prior senior debt obligations due to Bank of America, N.A. As of December 31, 2007, the Company had $6.3 million outstanding on the revolving credit facility, which bore interest at the net revolver rate of 7%.

On October 26, 2007, the disinterested members of the Audit Committee of the Board of Directors approved a $5.0 million subordinated debt financing facility as part of a plan to refinance the Company’s current subordinated debt with Patriot Capital. The new sub-debt facility was led by BCA

Mezzanine Fund, L.P., which participated at $2.0 million (in which Company Board member Gregory Mulligan holds a management position and indirect economic interest). On December 11, 2007, the Company closed the new mezzanine loan agreement with BCA Mezzanine Fund, LP, Cephas Capital Partners, LP, and SEED Ventures, LP (jointly, the “Subordinated Holders”), which provided for the Company’s issuance of a senior subordinated note payable, which is due in full on December 11, 2012 for aggregate proceeds of $5.0 million. Of such proceeds, $3.0 million was used to pay off a previously existing subordinated note payable to Patriot Capital Funding, Inc., and $0.15 million was used to pay a prepayment fee. The note is a general senior subordinated obligation, subordinated in right of payment to existing and future senior debt, ranks equal in right of payment with any future senior subordinated debt and is senior in right of payment to any future subordinated debt. Interest accrues at an annual rate of 14%, of which 12% is payable quarterly in arrears on the fifth business day of the following month. The remaining 2% per annum is deferrable, and if deferred, shall be compounded annually and due in full on December 11, 2012. Prepayment on the principal amount due under the note may voluntarily be made at any time, plus accrued and unpaid interest and a prepayment fee of 5% of the prepaid amount if paid prior to the first anniversary, 4% if paid prior to the second anniversary, 3% if paid prior to the third anniversary, and 0% if paid after December 11, 2010. Under the terms of this senior subordinated credit facility, the Company is subject to various covenants. Simultaneously with the issuance of this note, the Company issued warrants on a pro rata basis to the Subordinated Holders, exercisable at any time after December 11, 2007, for an initial number of 118,170 shares of the Company’s common stock at an initial exercise price of $3.96 per share. The number of shares to be received for the warrant is subject to change in the event of additional equity issuances and/or stock splits.

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

For history of the Company’s debt and equity financing activity prior to January 1, 2007, see Part II, Item 5 of the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2006, as filed with the SEC on April 2, 2007.

Issuer Purchases of Equity Securities

Except as set forth above in the section above entitled, “Recent Sales of Unregistered Securities”, during the fiscal quarter ended December 31, 2007, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers” of shares of our common stock.

Item 6.	Selected Financial Data.

The selected historical financial data shown below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and our Consolidated Financial Statements and related notes included elsewhere in this Form 10-K. We have derived our Consolidated Statements of Operations Data and certain of our Other Consolidated Financial Data for the years ended December 31, 2003, 2004, 2005, 2006 and 2007 and Consolidated Balance Sheet Data as of December 31, 2003 through December 31, 2007 from our audited Consolidated Financial Statements. Historical results do not necessarily indicate the results you should expect for future periods. The historical financial information gives retroactive effect to a 1.3179 for 1 stock split, which was effected on November 22, 2005 concurrent with the completion of our public offering.

	Year Ended December 31
	2007	2006	2005	2004	2003
	(dollars/shares in thousands)

Consolidated Statements of Income:
Revenues, net	$81,392	$73,046	$62,650	$58,698	$52,455
Cost of revenues	50,474	45,771	39,271	36,857	32,712

Gross profit	30,918	27,275	23,379	21,841	19,743
Selling, general and administrative expenses	27,263	24,021	19,797	17,670	15,544
Litigation settlement expense	700	—	—	—	—

Income from operations	2,955	3,254	3,582	4,171	4,199
Interest expense, financing and other related costs, net	1,612	948	2,273	1,324	1,825

Income before provision for income taxes	1,343	2,306	1,309	2,847	2,374
Provision for income taxes	518	914	484	1,481	1,111

Net income	$825	$1,392	$825	$1,366	$1,263

Preferred stock dividend	—	—	113	160	160
Net income attributed to common stockholders	$825	$1,392	$712	$1,206	$1,103

Net income per common share, basic	$0.16	$0.27	$0.21	$0.42	$0.40

Net income per common share, diluted	$0.16	$0.26	$0.18	$0.31	$0.30

Number of shares used in per share calculation
Basic	5,086	5,074	3,374	2,848	2,761
Diluted	5,240	5,320	4,514	4,355	4,194
Other Operating Data:
Number of retail stores(1)	10	6	4	3	2
Capital expenditures	862	1,674	510	661	209
Cash flows (used in) provided by operating activities	(631)	(52)	864	1,867	1,078
Cash flows used in investing activities	(876)	(3,420)	(532)	(714)	(573)
Cash flows provided by (used in) financing activities	1,715	686	2,490	(1,147)	(519)
Gross profit margin	38.0%	37.3%	37.3%	37.2%	37.6%
EBITDA(2)	3,856	3,963	4,372	5,254	4,829
EBITDA margin(2)	4.7%	5.4%	7.0%	9.0%	9.2%

	Year Ended December 31
	2007	2006	2005	2004	2003
	(dollars/shares in thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$309	$101	$2,887	$64	$58
Total assets	$39,331	$36,866	$31,677	$26,763	$25,503
Total long-term liabilities	$11,189	$9,017	$8,272	$11,778	$12,460
Total liabilities	$19,401	$18,136	$14,295	$17,352	$17,955
Total equity	$19,930	$18,730	$17,382	$9,411	$7,548

(1)	2007 stores includes the new Dover stores in Chantilly, VA, and Lexington, VA opened in Q1 2007, and the Charlottesville, VA store opened in Q2 2007, and the Dallas, TX store opened in Q3 2007.

(2)	When we use the term “EBITDA”, we are referring to net income minus interest income plus interest expense, income taxes, non-cash stock-based compensation, depreciation and amortization. We present EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

EBITDA has some limitations as an analytical tool and you should not consider it in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities or any other measure calculated in accordance with US generally accepted accounting principles. Some of the limitations are:

•	EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or capital commitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the interest expense or cash requirements necessary to service interest or principal payments on our debt;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; and

•	other companies in our industry may calculate EBITDA differently than we do, limiting its usefulness as a comparative measure

The following table reconciles EBITDA to net income (in thousands).

	Year Ended December 31
	2007	2006	2005	2004	2003
	(dollars in thousands) (1)

Net income	$825	$1,392	$825	$1,366	$1,263
Depreciation	710	557	484	414	395
Amortization of other intangible assets	89	137	164	139	235
Stock-based compensation	102	17	141	530	—
Interest expense and other related financing costs, net	1,612	948	2,273	1,324	1,825
Provision for income taxes	518	914	484	1,481	1,111

EBITDA	$3,856	$3,963	$4,372	$5,254	$4,829

(1)	Certain of these amounts may not properly sum due to rounding.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report on Form 10-K, including the following discussion, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words “projected”, “anticipated”, “planned”, “expected”, and similar expressions are intended to identify forward-looking statements. In particular, statements regarding retail store expansion and business growth are forward-looking statements. Forward-looking statements are not guarantees of our future financial performance, and undue reliance should not be placed on them. Our actual results, performance or achievements may differ significantly from the results, performance and achievements discussed in or implied by the forward-looking statements. Factors that could cause such a difference include material changes to Dover Saddlery, Inc.’s business or prospects, in consumer spending, fashion trends or consumer preferences, or in general political, economic, business or capital market conditions and other risks and uncertainties, including but not limited to the other factors that are detailed in “Item 1A. Risk Factors.” We disclaim any intent or obligation to update any forward-looking statements.

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

Historical Development

Our business was started in 1975 by top-ranked English-style riding champions, Jim and David Powers. Our Wellesley, MA retail store opened in 1975 and our catalog operations began in 1982. In September 1998, Stephen Day, our current President and Chief Executive Officer and a veteran of the equestrian products direct marketing industry, and certain other investors acquired a controlling interest in Dover. In 2000, we launched our main website, www.doversaddlery.com. In 2002, we opened our second Dover Saddlery store in Hockessin, DE and we expanded into the Western-style market by acquiring the Smith Brothers catalog and website, www.smithbrothers.com. In 2003, we acquired rights to the Miller’s Harness brand for use in catalog and Internet sales to target entry-level and lower-cost equestrian products customers. We opened a Smith Brothers store in Denton, TX in 2004 and our third Dover Saddlery store in Plaistow, NH in 2005. In September 2006, we opened our Hunt Valley, MD store. In addition, we acquired Dominion Saddlery and over the next nine months, remodeled, expanded and converted the four stores into Dover Saddlery stores. In 2007, we opened or converted four stores to the Dover brand and now operate nine Dover stores and one Smith Brothers store.

We offer a comprehensive selection of products required to own, train and compete with a horse, selling from under $1 to over $6,000. Our products fall into the following three main categories:

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

Consolidated Performance and Trends

In 2007, net income was $0.8 million or $0.16 per diluted share compared to $1.4 million or $0.26 per diluted share in 2006 and $0.8 million or $0.18 per diluted share in 2005. Net income decreased 41% in 2007 and increased 69% in 2006. The decrease in net income in 2007 was primarily attributed to a charge for the strategic settlement and related legal costs of the GAH litigation, which had an after-tax impact of $0.6 million, as well as increased interest expense attributable to our operational growth.

Our direct sales channel revenues increased 2.1% in 2007 through catalog and Internet initiatives to both existing and new customers. This trend of increased direct sales channel revenue is dependent upon the continued response of our customers to these initiatives. We respond to fluctuations in direct revenues by adjusting the quantities of catalogs mailed and other marketing strategies in order to maximize revenue opportunity and manage costs. Our retail sales channel revenues increased 55.3% in 2007, due primarily to our strategic expansion of retail stores. This trend of increased revenue and profitability is dependent upon our ability to continue to execute our expansion strategy by opening new store locations and our customers’ continued support of new retail stores. We respond to fluctuations in retail revenues by adjusting marketing efforts and operations to support our retail stores and manage costs, as well as continuing to focus on our proprietary store optimization modeling to determine the rate and location of new store openings.

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

In 2007, approximately 75.6% of our revenues resulted from sales through our direct channel, and 24.4% resulted from sales at our ten retail stores which increased from the 17.5% of retail sales in 2006, due primarily to the success of our retail rollout plan. All revenues are recorded net of product returns.

Revenues from our product sales are seasonal. In addition, our revenues can be affected by the timing of our catalog mailings. In 2007, 28.2% of our revenues were generated in the fourth quarter.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of:

•	advertising, marketing and other brand-building costs, primarily associated with developing, printing and distributing our catalogs and internet advertising;

•	labor and related costs for order processing, and salaries and related costs for marketing, creative and executive personnel;

•	infrastructure costs and information system costs;

•	credit card processing fees;

•	occupancy and other overhead costs;

•	store pre-opening costs;

•	public company, professional fees and other legal, accounting and related costs; and

•	non-cash, stock-based compensation.

As we focus on increasing our market penetration and continuing to build brand awareness, we anticipate that selling, general and administrative expenses will continue to increase in absolute dollars for the foreseeable future. Total selling, general and administrative costs as a percentage of our revenues are not likely to decrease in the foreseeable future as we intend to continue to take advantage of our market-leading position in the equestrian industry by building on the Dover Saddlery and Smith Brothers brands. We also expect our general and administrative expenses will increase due to our operations as a public company.

Fiscal Periods

Our fiscal year ends on December 31 and our fiscal quarters end on March 31, June 30, September 30 and December 31.

Results of Operations

The following table sets forth results of operations for the periods shown (dollars in thousands)(1):

	Year Ended December 31
	2007	2006	2005

Revenues, net — direct	$61,519	$60,249	$53,346
Revenues, net — retail stores	19,873	12,797	9,304

Revenues, net — total	81,392	73,046	62,650
Cost of revenues	50,474	45,771	39,271

Gross profit	30,918	27,275	23,379
Selling, general and administrative expenses	27,263	24,021	19,797
Litigation settlement expense	700	—	—

Income from operations	2,955	3,254	3,582
Interest expense, financing and other related costs, net	1,612	948	2,273

Income before provision for income taxes	1,343	2,306	1,309
Provision for income taxes	518	914	484

Net income	$825	$1,392	$825

Other Operating Data:
Number of retail stores	10	6	4
Capital expenditures	862	1,674	510
Cash flows (used in) operating activities	(631)	(52)	864
Cash flows used in investing activities	(876)	(3,420)	(532)
Cash flows provided by financing activities	1,715	686	2,490
Gross profit margin	38.0%	37.3%	37.3%
EBITDA(2)	3,856	3,963	4,372
EBITDA margin(2)	4.7%	5.4%	7.0%

(1)	Applies to dollar references both in line item description and in tabular column.

(2)	When we use the term “EBITDA”, we are referring to net income minus interest income plus interest expense, income taxes, non-cash stock-based compensation, and depreciation and amortization. We present EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Refer to section 6 in which we discuss the limitations of EBITDA and the reconciliation to net income.

The following table sets forth our results of operations as a percentage of revenues for the periods shown:

	Year Ended
	December 31(1)
	2007	2006	2005

Revenues, net — direct	75.6%	82.5%	85.1%
Revenues, net — retail stores	24.4	17.5	14.9
Revenues, net — total	100.0	100.0	100.0
Cost of revenues	62.0	62.7	62.7
Gross profit	38.0	37.3	37.3
Selling, general and administrative expenses	33.5	32.9	31.6
Litigation settlement expense	0.9	—	—
Income from operations	3.6	4.5	5.7
Interest expense, financing and other related costs, net	2.0	1.3	3.6
Income before provision for income taxes	1.7	3.2	2.1
Provision for income taxes	0.6	1.3	0.8
Net income	1.0%	1.9%	1.3%

(1)	Certain of these amounts may not sum properly due to rounding.

Comparison of Years Ended December 31, 2007 and 2006

Revenues

Our total revenues increased to $81.4 million for the year ended December 31, 2007, from $73.0 million for the corresponding period in 2006, an increase of $8.4 million or 11.4%. Revenues in our direct sales channel increased $1.3 million, or 2.1% to $61.5 million. Revenues in our retail sales channel were $19.9 million, an increase of $7.1 million, or 55.3%. The increase in revenues from our retail sales channel was due primarily to the opening of new stores. Same store sales were flat in 2007 due primarily to the cannibalization in the Maryland market. Comparable stores not impacted by cannibalization increased 3.4% for the year.

Gross Profit

Gross profit for the year ended December 31, 2007 increased 13.4% to $30.9 million, from $27.3 million for the corresponding period in 2006. Gross profit, as a percentage of revenues, increased for the year ended December 31, 2007 to 38%, from 37.3% of revenues for the corresponding period in 2006. The increase of $3.6 million in gross profit was due primarily to increased revenues in our retail sales channel. The increase in gross profit as a percentage of revenues was attributable to variations in overall product mix.

Selling, General and Administrative

Selling, general and administrative expenses increased for the year ended December 31, 2007 to $27.3 million, compared to $24.0 million in 2006. The $3.3 million increase included $1.4 million in labor and related costs and $0.8 million in facility costs due primarily to increased number of retail stores and corresponding revenues. Marketing costs, primarily catalog and new store support, increased $0.3 million and professional fees increased $0.2 million due to litigation costs.

Litigation Settlement Expense

The litigation settlement expense of $0.7 million for the year ended December 31, 2007, is a charge for the final settlement of the GAH litigation, which we incurred in the first quarter of 2007 to avoid additional costs of preparation and trial, the burden on management, and the risk of a large adverse award.

Interest Expense

Interest expense, including amortization of deferred financing costs attributed to our subordinated debt and revolving credit facility, increased 63% to $1.6 million in 2007, compared to $1.0 million in 2006. Our debt levels increased due primarily to new store development and inventories, as well as increased warehouse inventories, in order to fulfill growing demand across a greater number of retail stores. In 2007, we also incurred $96,000 of additional interest expense associated with the accelerated amortization of previous deferred financing costs related to debt paid off in 2007.

Income Tax Provision

The provision for income taxes was $0.5 million for the year ended December 31, 2007, reflecting an effective tax rate of 38.6%, as compared to a provision of $0.9 million for the corresponding period in 2006, which reflected an effective tax rate of 39.6%. The decrease of $0.4 million was primarily attributable to the decrease in taxable income.

Net Income

The net income for the year ended December 31, 2007 was $0.8 million, a decrease from the $1.4 million achieved in 2006. The decrease in net income was primarily attributed to a charge for the strategic settlement and related legal costs of the GAH litigation, which had an after-tax impact of $0.6 million, as well as increased interest expense attributable to our growth and refinancing. Resulting net income per diluted share, for the year ended 2007 was $0.16, versus net income per diluted share of $0.26 for the corresponding period in 2006.

Comparison of Years Ended December 31, 2006 and 2005

Revenues

Our total revenues increased 17% to $73.0 million in the year 2006, from $62.7 million in 2005, a total increase of $10.3 million. Revenues in our direct sales channel increased $6.9 million, or 13% to $60.2 million, and revenues in our retail sales channel increased $3.5 million, or 38% to $12.8 million. The increase in revenues from our direct sales channel was due to higher unit volumes through both catalog and the Internet, and from both the Dover Saddlery and the Smith Brothers brands. The increase in our retail revenues was attributable to two new Dover stores, the Dominion acquisition and growth in same store sales.

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

Selling, General and Administrative

Selling, general and administrative expenses increased to $24.0 million (33% of revenues) for the year ended in 2006, from $19.8 million (32% of revenues) in 2005. The $4.2 million increase includes $1.4 million in marketing costs, primarily catalog expense, Internet advertising and new store support, to drive increased revenues. Labor and related costs increased approximately $0.5 million to support the new retail stores, increased direct channel sales and increased merchandising support functions. Facility costs for new retail store space increased $0.1 million in the fourth quarter of 2006. New public company costs, consisting of legal, audit, investor relations, and insurance fees increased by $1.0 million over the prior year.

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

Seasonality and Quarterly Fluctuations

Since 2001, our quarterly product sales have ranged from a low of approximately 20% to a high of approximately 32% of any calendar year’s results. In fiscal 2007, 28.2% of our revenues were generated in the fourth quarter. The beginning of the spring outdoor riding season in the northern half of the country has typically generated a slightly stronger second quarter of the year, and the holiday buying season has generated additional demand for our normal equestrian product lines in the fourth quarter of the year. Revenues for the first and third quarters of the calendar year have tended to be somewhat lower than the second and fourth quarters. We anticipate that our revenues will continue to vary somewhat by season. The timing of our new retail store openings has had and is expected to continue to have a significant impact on our quarterly results. We will incur one-time expenses related to the opening of each new store. As we open new stores, (i) revenues may spike and then settle and (ii) pre-opening expenses, including such expenses as occupancy and management overhead, are incurred, which may not be offset by correlating revenues during the same financial reporting period. As a result of these factors, new retail store openings may result in temporary declines in operating profit, both in dollars and as a percentage of sales.

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

The following table presents our un-audited quarterly results of operations for the eight fiscal quarters ended December 31, 2007. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of our financial position and operating results for the quarters presented.

Fiscal Quarter Ended

	Dec 31,	Sept 30,	June 30,	March 31,	Dec 31,	Sept 30,	June 30,	March 31,
	2007	2007	2007	2007	2006	2006	2006	2006
	(In thousands except per share data)

Revenues, net — direct	$17,240	$14,318	$15,086	$14,874	$16,960	$13,433	$14,893	$14,963
Revenues, net — retail stores	5,685	5,593	4,912	3,685	4,080	3,759	2,888	2,070

Revenues, net — total	22,925	19,911	19,998	18,559	21,040	17,192	17,781	17,033
Cost of revenues	13,620	12,541	12,441	11,872	12,519	10,896	11,297	11,059

Gross profit	9,305	7,370	7,557	6,687	8,521	6,296	6,484	5,974
Selling, general and administrative expenses	7,358	6,220	6,561	7,124	7,336	5,751	5,501	5,433
Litigation settlement expense	—	—	—	700	—	—	—	—

Income (loss) from operations	1,947	1,150	996	(1,137)	1,185	545	983	541
Interest expense, financing and other related costs, net	454	445	399	315	268	248	223	209

Income (loss) before provision for income taxes	1,493	705	597	(1,452)	917	297	760	332
Provision (benefit) for income taxes	573	261	221	(537)	366	99	312	137

Net income (loss)	$920	$444	$376	$(915)	$551	$198	$448	$195

Net income (loss) per share
Basic	$0.18	$0.09	$0.07	$(0.18)	$0.11	$0.04	$0.09	$0.04

Diluted	$0.18	$0.08	$0.07	$(0.18)	$0.10	$0.04	$0.09	$0.04

Liquidity and Capital Resources

We generated $0.2 million of cash for the year ended December 31, 2007 while pursuing our growth strategy of increasing revenues, opening new retail locations and providing inventory for those new stores. Cash was utilized for general working capital requirements, capital expenditure requirements and third-party debt service requirements. The sources for the cash generated related to proceeds from the refinancing of our subordinated debt and increased availability under our revolving credit facility. We successfully completed the refinancing of our senior and subordinated debt agreements in December 2007. As a result, the Company anticipates compliance with all new covenants under these new credit facilities in each of the next four quarters. We plan in the future to obtain additional financing from banks, or through public offerings or private placements of debt or equity securities, strategic relationships, or other arrangements. In the event we fail to meet our financial covenants with our banks, we may not have access through our line of credit to sufficient working capital to pursue our growth strategy, or if our covenant non-compliance triggers a default, our loans may be called requiring the repayment of all amounts on our loans.

Operating Activities

Cash utilized in our operating activities for the year ended December 31, 2007 was $0.6 million compared to $0.1 million for the corresponding period in 2006. For the year ended December 31, 2007, cash outflows consisted primarily of inventory increases of $2.0 million attributable to retail growth and increased buying. Cash outflows also consisted of decreases in accounts payable, and short-term borrowings of $1.3 million, and increases in receivables, partially offset by net income, non-cash expenses of $0.6 million, increases in accrued expenses of $0.8 million, and reductions in prepaid catalogs of $0.7 million. In 2006, cash utilized by our operating activities was $0.1 million, comprised of $2.2 million of net income and non-cash expenses, increased by accounts payables and accrued expenses of $2.9 million. Cash was decreased by additional inventory of $4.1 million, primarily for new retail stores and support of increased revenues, higher seasonal prepaid catalog costs, and receivables generated by higher year-end sales levels.

Investing Activities

Cash used in our investing activities was $0.9 million for the year ended December 31, 2007, consisting primarily of retail store build-out and equipment costs. In 2006, cash utilized in our investing activities was $3.4 million with $1.9 million in retail store build-out and equipment costs, and an additional $1.5 million in the Dominion acquisition, primarily acquired inventory. Investment activities throughout these periods represent the purchase of capital equipment in support of our growth, including leasehold improvements, computer equipment, furniture and fixtures, and the purchase of other assets and related deposits. Increases in investment activities can be expected in future years to outfit our new retail stores.

Financing Activities

Net cash provided by our financing activities was $1.7 million for the year ended December 31, 2007, compared to $0.7 million provided in the corresponding period in 2006. Cash used in our financing activities included increases of $5.0 million in proceeds for the issuance of new senior subordinated notes and decreases consisting of $3.15 million in the settlement of our previous senior subordinated note, and $0.4 million in payments related to commitment and financing fees. Additionally, in 2007, we funded our seasonal operating activities and investing activities with net borrowings of $0.4 million under our revolving credit facility. In 2006, net cash provided by our financing activities was $0.7 million, consisting primarily of $0.9 million in additional utilization of our revolving debt facility.

Revolving Credit Facility

On December 11, 2007, the Company entered into a new senior revolving credit facility with RBS Citizens Bank N.A., under which it can borrow up to $18.0 million, including $2.0 million for letters of credit. Interest accrues at a variable rate based on either prime rate or published LIBOR rates. The credit facility expires on January 31, 2011, at which time all advances will be immediately due and payable. As of December 31, 2007, the revolving credit facility borrowing limit was $18.0 million and the amount outstanding under the credit facility was $6.3 million at a rate of 7%, and the unused amount available was $11.7 million. Borrowings are secured by substantially all of the Company’s assets. Under the terms of this credit facility, the Company is subject to various covenants. At December 31, 2007, we were in compliance with our new loan covenants under the credit facility, and we anticipate compliance with all new covenants under our new credit facilities in each of the next four quarters.

Senior Subordinated Note and Warrant

On December 11, 2007, the Company entered into a mezzanine loan agreement with BCA Mezzanine Fund, LP, Cephas Capital Partners, LP, and SEED Ventures, LP (jointly, the “Subordinated Holders”), which provided for the issuance of a senior subordinated note payable, which is due in full on December 11, 2012 for aggregate proceeds of $5.0 million. Of such proceeds, $3.15 million was used to pay off the previously existing subordinated note payable, which included a $0.15 million prepayment fee. The note is subordinated in right of payment to existing and future senior debt, ranks equal in right of payment with any future senior subordinated debt and is senior in right of payment to any future subordinated debt. Interest accrues at an annual rate of 14%, of which 12% is payable quarterly in arrears on the fifth business day of the following month. The remaining 2% per annum is deferrable, and if deferred, shall be compounded annually and due in full on December 11, 2012. As of December 31, 2007, the Company had deferred $5,833 of interest. Prepayment on the principal amount due under the note may voluntarily be made at any time, plus accrued and unpaid interest and a prepayment fee of 5% of the prepaid amount if paid prior to the first anniversary, 4% if paid prior to the second anniversary, 3% if paid prior to the third anniversary, and 0% if paid after December 11, 2010. Under the terms of this senior subordinated credit facility, the Company is subject to various covenants. At December 31, 2007, we were in compliance with our new loan covenants under the credit facility, and we anticipate compliance with all new covenants under our new credit facilities in each of the next four quarters.

Simultaneously with the issuance of this note, we issued warrants to the Subordinated Holders, exercisable at any time after December 11, 2007, for an initial 118,170 shares of the registrant’s common stock at an initial exercise price of $3.96 per share. The number of shares to be received for the warrant is subject to change in the event of additional equity issuances and/or stock splits.

Working Capital and Capital Expenditure Needs

We believe our existing cash, cash equivalents, expected cash to be provided by our operating activities, and funds available through our revolving credit facility will be sufficient to meet our currently planned working capital and capital expenditure needs over at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the expansion of our retail stores, the acquisition of new capabilities or technologies and the continuing market acceptance of our products. To the extent that existing cash, cash equivalents, cash from operations and cash from our revolving credit facility under the conditions and covenants of our credit facilities are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, businesses, services or technologies which could require us to seek additional equity or debt financing, we may enter into these types of arrangements in the future. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our revolving credit facility and leases for our headquarters and distribution facility, as well as our retail stores and miscellaneous office space. The following table describes our commitments to settle contractual obligations in cash as of December 31, 2007, unless otherwise noted:

	Payments Due by Period
					2012 and
	2008	2009	2010	2011	thereafter	Total
	(In thousands)

Short-term bank borrowings	$491	$—	$—	$—	$—	$491
Capital leases(1)	148	94	46	19	12	319
Operating leases	1,648	1,585	1,341	903	1,769	7,246
Revolving credit facility	—	—	—	6,300	—	6,300
Senior subordinated notes	—	—	—	—	5,000	5,000

Total	$2,287	$1,679	$1,387	$7,222	$6,781	$19,356

(1)	Payments include principal and interest due under capital lease obligations

Off-Balance Sheet Arrangement

As of December 31, 2007, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

Revenue Recognition

Revenues from product sales are recognized at the time of shipment to catalog and Internet customers and at the point of sale to retail store customers. At the time of recognition, we provide a reserve for projected product returns based on prior return experience. For the periods presented, merchandise returns have been consistent; resulting in period-end reserves of $822,000 and $713,000 for the years ended December 31, 2007 and 2006, respectively. We do not anticipate changes to the future trends of our merchandise returns.

Shipping and handling fees charged to the customer are recognized at the time the products are shipped to the customer and are included in net revenues. Shipping costs are included in cost of goods sold.

Inventory Valuation

Inventory consists of finished goods in our warehouse and retail stores. Our inventory is stated at the lower of cost, with cost determined by the first-in, first-out (FIFO) method, or net realizable market value. We continuously monitor the costs allocated to ensure adequate valuation of the related products. Our reserve for inventory obsolescence for the years ended December 31, 2007 and 2006 was $95,000 and $70,000, respectively. Inventory valuation charges have remained consistent throughout each period presented. We do not foresee any change to this trend which currently recognizes annual valuation charges below that of the period end reserve balances.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company was subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The adoption of FIN 48 had no impact on the consolidated financial statements.

Stock-based Compensation

The Company adopted SFAS No. 123(R), which is a revision of SFAS No. 123, as of January 1, 2006, using the modified prospective method. Therefore, the results for the year ended December 31, 2005 have not been restated. Throughout 2006 and 2007, in connection with SFAS No. 123(R), all share-based payments to employees, and Directors, including grants of employee stock options, are recognized in the income statement based on their fair values.

Impairment of Long-lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to discounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We do not believe that any of our long-lived assets were impaired as of December 31, 2007 and 2006.

We account for goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill be reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying amount of a reporting unit exceeds its estimated fair value, goodwill is evaluated for potential impairment. Management has determined, based on the guidance of SFAS No. 142, there is one reporting unit, the Company as a whole. We performed our annual test of impairment of goodwill as of December 31, 2007. We have determined that no impairment had occurred, as the fair value of the reporting unit exceeded the respective carrying value.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“Statement 157”). This Statement provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed. The Statement clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company-specific data. This Statement is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued Staff Position 157-2 which delays the effective date of Statement 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, this Staff Position defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008. The Company is currently assessing the impact that the adoption of this statement will have on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows companies to measure many financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 159 is not expected to have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“Statement 141R”) and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“Statement 160”). Statement 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. Statement 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. Statements 141R and 160 are effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. The Company is currently evaluating the impact, if any, these statements will have on its consolidated financial statements.

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

Interest Rate Sensitivity

We had cash and cash equivalents totaling $0.3 million at December 31, 2007. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Some of the securities in which we invest, however, may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investments to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, debt securities and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. As of December 31, 2007, all of our investments were held in money market and other short-term investment accounts.

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments, primarily certain borrowings under our revolving credit facility. The advances under this revolving credit facility bear a variable rate of interest determined as a function of the prime rate and the published LIBOR rate at the time of the borrowing. If interest rates were to increase by one percent, the additional interest expense as of December 31, 2007 would be approximately $63,000 annually. At December 31, 2007, $6.3 million was outstanding under our revolving credit facility.

Item 8.	Financial Statements.

DOVER SADDLERY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Dover Saddlery, Inc.

We have audited the accompanying consolidated balance sheets of Dover Saddlery, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006 and the related consolidated statements of income, redeemable convertible preferred stock, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dover Saddlery, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 27, 2008

DOVER SADDLERY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$309,162	$101,282
Accounts receivable	1,169,304	794,909
Inventory	16,768,730	14,810,572
Prepaid catalog costs	1,426,890	2,133,558
Prepaid expenses and other current assets	951,553	987,531
Deferred income taxes	72,300	—

Total current assets	20,697,939	18,827,852
Furniture and fixtures	1,019,235	674,616
Office and other equipment	1,817,259	1,425,611
Leasehold improvements	3,478,653	3,184,015

Total property and equipment	6,315,147	5,284,242
Less accumulated depreciation and amortization	(3,162,117)	(2,452,608)

Net property and equipment	3,153,030	2,831,634

Other assets:
Goodwill	14,266,525	14,266,525
Deferred income taxes	472,400	297,400
Intangibles and other assets, net	741,131	642,483

Total other assets	15,480,056	15,206,408

Total assets	$39,331,025	$36,865,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation and short-term bank borrowings	$618,441	$1,767,946
Accounts payable	3,313,816	3,507,953
Accrued expenses and other current liabilities	3,712,707	3,354,843
Income tax payable	567,872	281,701
Deferred income taxes	—	206,200

Total current liabilities	8,212,836	9,118,643
Commitments and contingencies (Notes 5 & 12)
Long-term liabilities:
Revolving line of credit	6,300,000	5,900,000
Subordinated notes payable, net	4,738,175	3,000,000
Capital lease obligation, net of current portion	150,417	117,043

Total long-term liabilities	11,188,592	9,017,043
Stockholders’ equity:
Common Stock, par value $0.0001 per share; 15,000,000 shares authorized; issued 5,105,318 and 5,074,344 as of December 31, 2007 and 2006	511	507
Additional paid in capital	44,262,106	43,887,875
Treasury stock, 795,865 shares at cost	(6,081,986)	(6,081,986)
Accumulated deficit	(18,251,034)	(19,076,188)

Total stockholders’ equity	19,929,597	18,730,208

Total liabilities and stockholders’ equity	$39,331,025	$36,865,894

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2007	2006	2005

Revenues, net	$81,392,373	$73,046,123	$62,650,380
Cost of revenues	50,473,940	45,771,416	39,270,848

Gross profit	30,918,433	27,274,707	23,379,532
Selling, general, and administrative	27,263,128	24,020,467	19,796,321
Litigation settlement expense	700,000	—	—

Income from operations	2,955,305	3,254,240	3,583,211
Interest expense, financing and other related costs, net	1,612,251	948,467	2,273,091

Income before provision for income taxes	1,343,054	2,305,773	1,310,120
Provision for income taxes	517,900	913,800	484,400

Net income	$825,154	$1,391,973	$825,720

Net income per share
Basic	$0.16	$0.27	$0.21

Diluted	$0.16	$0.26	$0.18

Number of shares used in per share calculation (Note 2)
Basic	5,086,000	5,074,000	3,374,000
Diluted	5,240,000	5,320,000	4,514,000

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK,
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Redeemable Convertible
	Preferred Stock		Common Stock						Other	Treasury Stock		Retained
	Number of	Redemption	Number of	Put Right	Par	Employees	Additional	Deferred	Comprehensive	Number of	Redemption	Earnings
	Shares	Value	Shares	Value	Value	Notes Receivable	Paid in Capital	Compensation	Income	Shares	Value	(Deficit)	Total

Balance at December 31, 2004	1,337,661	$8,698,550	3,023,263	$19,659,580	$—	$(281,600)	$671,435	$(141,100)	$(33,338)	—	$—	$(19,162,767)	$9,410,760
Net income												825,720	825,720
Effective cash flow hedge									80,938				80,938
Amortization of stock based compensation								141,100					141,100
Collection of employee notes receivable						281,600							281,600
Issuance of warrants to purchase common stock							233,620						233,620
Accretion of redeemable convertible preferred stock dividends		113,329										(113,329)	—
Accretion of preferred stock put rights		2,017,785										(2,017,785)	—
Conversion of preferred stock into common stock	(1,337,661)	(10,829,664)	1,337,661		134		10,829,530						—
Redemption of treasury stock at cost			(795,865)		(80)		80			795,865	(6,081,986)		(6,081,986)
Elimination of put rights				(19,659,580)	302		19,659,278						—
Issuance of new shares, net of offering costs			1,470,723		147		12,432,745						12,432,892
Employee stock option exercises			38,562		4		57,004						57,008

Balance at December 31, 2005	—	$—	5,074,344	$—	$507	$—	$43,883,692	$—	$47,600	795,865	$(6,081,986)	$(20,468,161)	$17,381,652
Stock based compensation							17,000		—				17,000
Net income												1,391,973	1,391,973
Effective cash flow hedge									(47,600)				(47,600)
Offering Costs							(12,817)						(12,817)

Balance at December 31, 2006	—	$—	5,074,344	$—	$507	$—	$43,887,875	$—	$—	795,865	$(6,081,986)	$(19,076,188)	$18,730,208
Stock based compensation							102,000						102,000
Net income												825,154	825,154
Issuance of warrants to purchase common stock							272,000						272,000
Exercise of stock warrant			30,974		4		231						235

Balance at December 31, 2007	—	$—	5,105,318	$—	511	$—	$44,262,106	$—	$—	795,865	$(6,081,986)	$(18,251,034)	$19,929,597

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2007	2006	2005

Operating activities:
Net income	$825,154	$1,391,973	$825,720
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	798,829	693,576	646,997
Deferred income taxes	(453,500)	(92,300)	(136,000)
Stock-based compensation	102,000	17,000	141,100
Non-cash interest expense and amortization of deferred finance fees	232,484	179,518	848,768
Changes in current assets and liabilities:
Accounts receivable	(374,395)	(631,935)	(12,572)
Inventory	(1,958,158)	(4,093,896)	(795,244)
Prepaid catalog costs and other expenses	742,646	(451,524)	(918,231)
Accounts payable & short-term borrowings	(1,340,039)	2,310,958	(231,697)
Accrued expenses and other current liabilities	794,035	625,093	494,964

Net cash (used in) provided by operating activities	(630,944)	(51,537)	863,805
Investing activities:
Acquisition (Note 3)	—	(1,521,578)	—
Purchases of property and equipment	(861,842)	(1,673,514)	(509,555)
Change in other assets	(14,429)	(224,645)	(22,250)

Cash used in investing activities	(876,271)	(3,419,737)	(531,805)
Financing activities:
Borrowings under revolving line of credit	21,700,000	10,050,000	10,900,000
Payments under revolving line of credit	(21,300,000)	(9,150,000)	(13,700,000)
Proceeds from issuance of senior subordinated notes	5,000,000	—	8,050,000
Payments to settle senior subordinated notes	(3,150,000)	—	(8,857,875)
Payments of commitment and financing fees	(395,848)	(23,500)	(421,239)
Payments on capital leases	(139,292)	(177,812)	(169,991)
Purchase of treasury stock	—	—	(6,081,986)
Proceeds from initial public offering	—	—	13,971,868
IPO transaction costs	—	(12,817)	(1,538,976)
Repayments of employee notes receivable	—	—	281,600
Cash proceeds from exercise of warrants	235	—	—
Proceeds from employee stock exercises	—	—	57,008

Net cash provided by financing activities	1,715,095	685,871	2,490,409

Net increase(decrease) in cash and cash equivalents	207,880	(2,785,403)	2,822,409

Cash and cash equivalents at beginning of period	101,282	2,886,685	64,276

Cash and cash equivalents at end of period	$309,162	$101,282	$2,886,685

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,372,010	$778,103	$1,892,176
Income taxes	$685,228	$531,094	$1,096,649
Supplemental disclosure of non-cash financing activities
Equipment acquired under capital leases	$169,063	$—	$176,488
Accretion of dividends on redeemable convertible preferred stock	$—	$—	$113,330
Conversion of preferred stock into common stock	$—	$—	$10,829,664

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Operations and Organization

Dover Saddlery, Inc., a Delaware corporation (the “Company”), is a leading specialty retailer and the largest direct marketer of equestrian products in the United States. The Company sells products through a multi-channel strategy, including catalogs, the Internet, and retail stores located in Massachusetts, New Hampshire, Delaware, Texas, Virginia and Maryland. The Company provides a complete line of products, as well as specially developed private label offerings from its direct marketing headquarters, warehouse, and call center facility in Littleton, Massachusetts.

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

Segment Information

Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment utilizing a multi-channel distribution strategy.

Revenue Recognition

Revenues from merchandise sales, including shipping and handling, are recognized at the time of shipment to catalog and Internet customers and at the point of sale to retail store customers. Revenues are recorded net of local sales tax collected. At the time of recognition, the Company provides a reserve for projected merchandise returns. The reserve, which is based on prior return experience, is recorded in accrued expenses and other current liabilities (see Note 9).

Shipping and Handling Costs

The Company has classified amounts billed to customers for shipping and handling as revenue, and shipping and handling costs as cost of revenue in the accompanying statements of income.

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cost of Revenues and Selling, General and Administrative Expenses

The Company’s consolidated cost of revenues primarily consists of merchandise costs, purchasing, handling and transportation costs to obtain the merchandise and ship it to customers. The Company’s consolidated selling, general and administrative expenses primarily consist of selling and marketing expenses, including amortization of deferred catalog costs, retail occupancy cost, depreciation, amortization, and general and administrative expenses.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Un-presented checks net of cash balances in a single bank account are classified as short-term bank borrowings.

Property and Equipment, Depreciation, and Amortization

Property and equipment are recorded at cost. Expenditures for additions, renewals, and betterments of property are capitalized and depreciated over the estimated useful life. Expenditures for repairs and maintenance are charged to expense as incurred.

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

Depreciation and amortization of leasehold improvements and assets recorded under capital leases were approximately $710,000, $557,000, and $484,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Inventory

Inventory consists of finished goods in the Company’s mail-order warehouse and retail stores. The Company’s inventories are stated at the lower of cost, with cost determined by the first-in, first-out method, or net realizable value. The Company maintains a reserve for excess and obsolete inventory. This reserve as of December 31, 2007 and 2006 was $95,000 and $70,000, respectively. The Company continuously monitors the salability of its inventories to ensure adequate valuation of the related merchandise.

Advertising

The costs of direct-response advertising materials, primarily catalog production and distribution, are deferred in accordance with Statement of Position (SOP) 93-7, Reporting on Advertising Costs. These costs are recognized over the period of expected future revenue, which is less than one year. Deferred costs as of December 31, 2007 and 2006 were $1,427,000 and $2,133,000, respectively. The combined marketing and advertising costs charged to selling, general, and administrative expenses for the years ended December 31, 2007, 2006 and 2005 were approximately $10,089,000, $9,783,000 and $8,415,000, respectively.

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

Management has determined, based on the guidance of SFAS No. 142, that there is one reporting unit, the Company as a whole. The Company performed its annual test of impairment of goodwill as of December 31, 2007. Based on the results of the goodwill impairment test, the Company has determined that no impairment had occurred, as the fair value of the reporting unit exceeded the respective carrying value.

Accounting for Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to discounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company does not believe any of its long-lived assets have been impaired as of the periods presented.

Pre-opening Store Expenses

All non-capital costs associated with the opening of new retail stores are expensed as incurred.

Financial Instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure about fair value of financial instruments. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, line of credit advances, and notes payable. The carrying value of cash and cash equivalents, accounts receivable, and accounts payable reflects fair value due to their short-term nature. The carrying value of the line of credit reflects fair value due to variable interest rates. The carrying value of the subordinated notes payable, as of December 31, 2007, is considered to be fair value as the notes were executed near year end.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash equivalents and accounts receivable. The Company places its cash and cash equivalents in highly rated financial institutions. In addition, accounts receivable consists primarily of customer credit card transactions that are fully authorized with payment in transit as of period end and therefore no allowance for doubtful accounts is deemed necessary. For the periods presented, there were no customers that comprised more than 10%.

Derivative Instruments and Hedging Activities

In 2003, the Company entered into an interest rate swap agreement to hedge a portion of the variable cash flows resulting from fluctuations in the benchmark interest rate on its outstanding

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revolving credit facility. This agreement involved the exchange of variable interest rates for fixed interest rates over the life of the agreement without an exchange of the notional amount upon which the payments were based. The differential received or paid was recorded as a change to stockholders’ equity. The instrument expired in December 2006.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than reported net income, the only other item of comprehensive income is the effectively hedged interest rate swap adjustment, which expired in December 2006. Comprehensive income for the years ended December 31, 2007, 2006 and 2005 was $825,000, $1,344,000 and $906,000, respectively.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company was subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The adoption of FIN 48 had no impact on the consolidated financial statements.

Net Income Per Share

Basic and diluted net income per share is presented in conformity with SFAS No. 128, Earnings per Share. In accordance with SFAS No. 128, basic net income per share is determined by dividing net income available to common stockholders’ by the weighted average common shares outstanding during the period. Diluted net income per share is determined by dividing net income by the dilutive weighted average common shares outstanding. The dilutive weighted average common shares outstanding assumes a full conversion of preferred shares, if any, and includes the potential incremental common shares from the exercise of stock options and warrants using the treasury stock method, if dilutive.

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the number of shares used in the calculation of basic and diluted net income per share is as follows:

	Year Ended December 31
	2007	2006	2005

Basic weighted average common shares outstanding	5,086,000	5,074,000	3,374,000
Add: Dilutive effect of converted preferred shares	—	—	948,000
Dilutive effect of assumed stock option and warrant exercises less potential incremental shares purchased under the treasury method	154,000	246,000	192,000

Diluted weighted average commons shares outstanding	5,240,000	5,320,000	4,514,000

In 2007 and 2006, respectively, approximately 472,000 and 170,000 options to acquire common stock were excluded from the diluted weighted average shares calculation as the effect of such options are anti-dilutive.

A reconciliation of the net income available to common stockholders’ used in the calculation of basic net income per share is as follows:

	Year Ended December 31
	2007	2006	2005

Net income	$825,154	$1,391,973	$825,720
Preferred stock dividends	—	—	113,329

Net income available to common stockholders’	$825,154	$1,391,973	$712,391

Stock-based Compensation

Through December 31, 2005, the Company accounted for its stock-based awards to employees using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under the intrinsic value method, compensation expense was measured on the date of grant as the difference between the deemed fair value of the Company’s common stock and the stock option exercise price. The Company recorded deferred compensation of $671,000 related to options granted in 2004. The Company fully recognized these costs in 2004 and 2005. Approximately $141,000 was charged to operations in the year ended December 31, 2005.

The Company’s Board of Directors authorized the accelerated vesting of 183,658 outstanding stock options on December 30, 2005. The options had a range of exercise prices of $1.56 to $10.00 and a weighted average exercise price of $8.55. The closing price of the Company’s common stock on December 29, 2005, the last trading day before approval of acceleration, was $9.19. The purpose of the accelerated vesting was to enable the Company to avoid recognizing future compensation expense associated with these options upon adoption of FASB Statement No. 123(R). The aggregate pre-tax expense that, absent the vesting acceleration, would have been reflected in the Company’s consolidated financial statements beginning in fiscal 2006 is estimated to be approximately $360,000.

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Of the 183,658 accelerated options, 152,029 were valued below the exercise price, and therefore, no compensation expense was recorded. The remaining 31,632 were held by executives with considerable service to the Company. Accordingly, the Company assumed a zero forfeiture rate and therefore, no compensation expense was recorded in 2005 for those options.

On January 1, 2006 the Company adopted SFAS No. 123(R), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25. Generally, the approach under SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Refer to Note 7 for further discussion of stock-based compensation recognized in 2006 and 2007 under SFAS 123(R).

In accordance with SFAS No. 123(R), the results for the year ended December 31, 2005 were not restated. The December 31, 2005 option awards were valued using the Black-Scholes option pricing model. The weighted average risk-free interest rate for these awards was 4.5%, with an expected life of 4 years, volatility of 20%, and no expected dividend yield. This generated a weighted average fair value of $8.55. If the stock-based compensation expenses for the Company’s stock option plan had been determined based upon the fair value at the grant date for the 2005 awards, the Company’s 2005 net income would have been as follows:

Year Ended
December 31,
2005

Net income, as reported:	$825,720
Add: Employee stock-based compensation expense included in reported net income	141,100
Deduct: Stock-based compensation expense determined under fair value-based method for all employee awards	(360,000)

Pro forma net income	$606,820

Pro forma earnings per share:
Basic	$0.15

Diluted	$0.14

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“Statement 157”). This Statement provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed. The Statement clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company-specific data. This Statement is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued Staff Position 157-2 which delays the effective date of Statement 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, this Staff Position defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008. The Company is currently

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assessing the impact that the adoption of this statement will have on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows companies to measure many financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 159 is not expected to have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“Statement 141R”) and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“Statement 160”). Statement 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. Statement 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. Statements 141R and 160 are effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. The Company is currently evaluating the impact, if any, these statements will have on its consolidated financial statements.

3.	Acquisition

On June 29, 2006 the Company executed a stock purchase agreement with the sole shareholder of Old Dominion Enterprises, Inc., doing business as Dominion Saddlery, to acquire all of the outstanding share capital of Old Dominion Enterprises, Inc. for a net price of $1.5 million. Of the original $0.3 million, $150,000 remains in escrow to cover certain contingencies and indemnity obligations. The Dominion acquisition has been accounted for in accordance with SFAS No. 141, Business Combinations. The values of the acquired assets and assumed liabilities were based upon management’s estimates of fair value. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill.

The purchase price allocation was as follows (in thousands):

Total purchase price, including closing costs of approximately $56	$1,522
Inventories	644
Other assets	11

Total assets acquired	655

Current liabilities	264

Total liabilities assumed	264

Net assets acquired	391

Excess purchase price over the fair value of net assets acquired	$1,131

The following table sets forth the un-audited pro forma results of operations of the Company for the year ended December 31, 2006 and 2005 as if the Company had acquired Dominion as of January 1, 2005. These pro forma amounts do not purport to be indicative of the results that would

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have actually been obtained if the acquisition had occurred as of January 1, 2005 or that may be obtained in the future.

(Pro forma, un-audited,	Year Ended	Year Ended
in thousands, except	December 31,	December 31,
per share data)	2006	2005

Net sales	$74,446	$65,350
Income before extraordinary items cumulative effect of accounting changes	1,482	950

Net income	1,482	950

Dilutive income per share	$0.28	$0.21

4.	Financing Agreements

In December 2007, the Company completed a refinancing of its outstanding debt obligations with new lenders, increasing the revolving credit facility and senior subordinated notes to $18,000,000 and $5,000,000, respectively. In connection with the refinancing, the Company recognized a $96,000 loss on extinguishment of debt, which was primarily due to the accelerated recognition of the remaining unamortized deferred financing charges.

Revolving Credit Facility

The $18,000,000 revolving credit facility, of which up to $2,000,000 can be in the form of letters of credit, bears interest at the base rate, announced from time to time by the bank, plus an applicable margin determined by the Company’s funded debt ratio. As of December 31, 2007, the bank rate was 7.25% and the applicable margin was (0.25%). Interest is payable monthly on the last business day of each month. At its option, the Company may have all or a portion of the unpaid principal under the credit facility bear interest at various LIBOR rate options.

The Company is obligated to pay commitment fees of 0.125% per annum on the average daily, unused amount of the line of credit during the preceding quarter. All assets of the Company collateralize the revolving credit facility. Under the terms of the credit facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios, operating cash flows, current asset ratios, and capital expenditures. At December 31, 2007, the Company was in compliance with all covenants. The revolving line of credit is due in full in January 2011.

At December 31, 2007, the Company had the ability to borrow $18,000,000 on the revolving line of credit, of which $6,300,000 was outstanding, bearing interest at the net revolver rate of 7%. At December 31, 2006, under the previous facility, the Company had the ability to borrow $16,000,000, of which $5,900,000 was outstanding, bearing interest at 8.25%.

Subordinated Notes Payable

In December 2007, the Company issued $5.0 million in senior subordinated notes payable. Of these proceeds, $3.15 million was used to repay the previously existing subordinated note payable, which included a $0.15 million prepayment fee. The notes are subordinated in right of payment to existing and future senior debt, ranks equal in right of payment with any future senior subordinated debt and is senior in right of payment to any future subordinated debt. Interest accrues at an annual rate of 14%, of which 12% is payable quarterly in arrears. The remaining 2% per annum is deferrable, and if deferred, shall be compounded and due in full on December 11, 2012. As of December 31,

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007, the Company had deferred $5,833 of interest. Prepayment on the principal amount due under the notes may voluntarily be made at any time, plus accrued and unpaid interest and a prepayment fee of 5% of the prepaid amount if paid prior to the first anniversary, 4% if paid prior to the second anniversary, 3% if paid prior to the third anniversary, and 0% if paid after December 11, 2010.

In connection with the issuance of the subordinated notes, the Company issued warrants to the note holders, exercisable at any time after December 11, 2007 for an initial 118,170 shares of the registrant’s common stock at an exercise price of $3.96 per share. The number of shares to be received for the warrant is subject to change in the event of additional equity issuances and/or stock splits. The warrants were estimated to have a fair value of $272,000, which has been reflected as a discount of the proceeds. The discount is amortized through interest expense over the life of the notes. The warrants were valued using a Black-Scholes calculation with a risk free interest rate of 4.3%, an expected life of 9 years (which reflects the contractual term), a volatility of 43.4% and a dividend yield of 0%.

As of December 31, 2007, the net $4,738,000 subordinated notes, on the consolidated balance sheet, reflects the $5.0 million face value, plus the $5,833 in deferred interest less the net discount of $267,000.

Under the terms of the subordinated note agreements, the Company is subject to certain covenants, including, among others, maximum funded debt ratios, operating cash flows, current asset ratios and capital expenditures. At December 31, 2007, the Company was in compliance with all covenants.

Debt Payments

The estimated aggregate principal payments under our combined financing agreements as of December 31, 2007 for each of the next five fiscal years are as follows:

Principal Debt Payments

2008	$—
2009	—
2010	—
2011	6,300,000
2012	5,000,000

5.	Commitments

The Company leases its facilities and certain fixed assets that may be purchased for a nominal amount on the expiration of the leases under non-cancelable operating and capital leases that extend through 2017. These leases, which may be renewed for periods ranging from one to five years, include fixed rental agreements as well as agreements with rent escalation clauses.

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment includes the following cost and related accumulated depreciation associated with equipment remaining under capital lease:

	Year Ended December 31
	2007	2006

Furniture and fixtures	$—	$61,530
Office and equipment	321,387	343,922
Leasehold improvements	295,286	206,152

Total cost of leased equipment	616,673	611,604
Less allowances for depreciation	(270,980)	(423,568)

Net book value of assets under capital lease	$345,693	$188,036

The amortization expense for the assets recorded under capital leases is included in the depreciation expense.

Future minimum commitments as of December 31, 2007 are as follows:

	Capital	Operating
	Leases	Leases

2008	$148,000	$1,648,000
2009	94,000	1,585,000
2010	46,000	1,341,000
2011	19,000	903,000
2012 and thereafter	12,000	1,769,000

Total minimum lease payments	319,000
Amount representing interest	(40,756)

Present value of net minimum lease payments	278,244
Less current portion	127,827

Long-term capital lease obligation	$150,417

Total rental expense under the operating agreements included in the accompanying consolidated statements of income for the years ended December 31, 2007, 2006 and 2005 was $1,682,000, $1,292,000, and $1,108,000, respectively.

In connection with retail locations, the Company enters into various operating lease agreements, with escalating rental payments. The effects of variable rent disbursements have been expensed on a straight-line basis over the life of the lease in accordance with SFAS No. 13, Accounting for Leases. As of December 31, 2007, there was approximately $110,000 of deferred rent recorded in other current liabilities. As of December 31, 2006, there was approximately $97,000 of deferred rent recorded in other current liabilities.

6.	Income Taxes

Income taxes are provided for in accordance with SFAS No. 109, Accounting for Income Taxes. Accordingly, a deferred tax asset or liability is recorded based on the differences between the financial reporting and tax bases of assets and liabilities and is measured by the enacted tax rates

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected to be in effect when these differences reverse. The deferred income tax provision results from the net change during the year of deferred income tax assets and liabilities. The income tax provision is as follows:

	Year Ended December 31
	2007	2006	2005

Current:
Federal	$762,900	$746,000	$491,700
State	208,500	260,100	128,700

Total current	971,400	1,006,100	620,400
Deferred:
Federal	(359,100)	(65,500)	(98,500)
State	(94,400)	(26,800)	(37,500)

Total deferred	(453,500)	(92,300)	(136,000)

Total provision for income tax	$517,900	$913,800	$484,400

Deferred income taxes relate to the following temporary differences as of:

	Year Ended December 31
	2007	2006

Current deferred tax asset (liability):
Prepaid expenses currently deductible	$(378,700)	$(524,090)
Litigation settlement	87,800	—
Unrealized gains/losses	—	(8)
Reserves not currently deductible	363,200	317,898

Total current deferred tax asset (liability)	72,300	(206,200)
Non-current deferred tax asset:
Depreciation and amortization	440,000	271,049
Net operating losses (state)	—	115,488
Other	32,400	26,351

Total non-current deferred tax asset	472,400	412,888
Valuation allowance	—	(115,488)

Net non-current deferred tax asset	472,400	297,400

Net deferred tax asset	$544,700	$91,200

Valuation allowances are established when it is more likely than not that some portion of the deferred tax asset will not be realized. The valuation allowance as of December 31, 2006 was due to certain state net operating losses that were not likely to be realized. In 2007, laws were enacted that impaired the related net operating losses. As a result, the deferred tax asset and related valuation allowance of $115,488 were written off in 2007. This had no impact on the 2007 statements of income.

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effective income tax rate varies from the amount computed using the statutory U.S. income tax rate as follows:

	Year Ended December 31
	2007	2006	2005

Federal statutory rate	34.0%	34.0%	34.0%
Increase in taxes resulting from state income taxes, net of federal income tax benefit	5.6	6.9	5.0
Effect of non-deductible stock-based compensation	2.0	0.2	1.0
Adjustment of deferred income tax liability	(3.0)	(1.5)	(4.0)
Other	—	—	1.0

Effective income tax rate	38.6%	39.6%	37.0%

Effective January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. The application of the Interpretation’s provisions did not change our liability for unrecognized tax benefits. At January 1, 2007 and December 31, 2007, the Company had a $25,000 liability recorded for unrecognized tax benefits. Of this amount, $18,000 would affect the tax rate if recognized, although the Company does not currently expect to recognize this amount. In the next twelve months, the Company expects to make payments that will reduce the liability to zero.

The Company has reviewed its tax positions to determine whether the positions are more likely than not to be sustained upon examination by regulatory authorities. If a tax position meets the more-likely-than-not standard, then the related tax benefit is measured based on a cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement or disposition of the underlying issue.

Although the Company believes it has adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

The Company records interest and penalties related to income taxes as a component of income tax expense. The Company did not recognize any interest and penalty expense for the year ended December 31, 2007.

Tax years 2004 through 2007 remain subject to examination by the IRS, and 2003 through 2007 tax years remain subject to examination by Massachusetts and various other jurisdictions that are not material to the financial statements, although no examinations are currently in progress.

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

An analysis of activity related to unrecognized tax benefits follows for year ended December 31, 2007:

Unrecognized tax benefit

Balance at beginning of year	$25,000
Additions for tax positions taken in prior years	—
Additions for tax positions taken in current year	—
Settlements	—
Expiration of statute of limitation	—

Balance at end of year	$25,000

7.	Stockholders’ Equity

Preferred Stock

The Company currently has authorized 1,000,000 shares of Preferred Stock, none of which were issued or outstanding at December 31, 2007.

Stock Option Plans

In August 2005, our Board of Directors approved the 2005 Equity Incentive Plan, which became effective on November 17, 2005, concurrent with our public offering. The 2005 Equity Incentive Plan provides for the grant of incentive stock options to employees and non-qualified stock options, awards of common stock and opportunities to make direct purchases of common and other stock to our employees and directors.

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

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes all stock option activities.

	Year Ended December 31
	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Beginning balance	538,209	$6.02	372,180	$5.32	251,712	$1.78
Granted	162,523	4.54	166,029	7.58	159,029	10.00
Forfeited	(15,725)	10.00	—	—	—	—
Exercised	—	—	—	—	(38,562)	1.49

Ending balance	685,007	$5.58	538,209	$6.02	372,180	$5.32

Exercisable	389,661	$5.32	372,180	$5.32	372,180	$5.32

	Options Outstanding
		Weighted
	Options	Average	Options
Range of Exercise Prices	Outstanding	Remaining Life	Exercisable

$ 1.13	26,070	1.76	26,070
$ 1.56	49,115	4.33	49,115
$ 1.94 — $ 2.14	137,966	4.10	137,966
$ 4.50 — $ 4.95	162,523	9.88	—
$ 7.50 — $ 8.78	166,029	8.88	33,206
$10.00	143,304	7.88	143,304

Prior to the adoption of the 2005 Plan, the Company had issued 513,981 options under the 1999 Plan, which was the maximum the plan permitted. Under the 2005 Plan, the Company has reserved a total of 623,574 shares of common stock for issuance under the Plan. As of December 31, 2007, 151,718 shares were available for future grants, and as of December 31, 2006, 298,516 shares were available for future grants.

The following table sets forth the intrinsic value at December 31, 2007, for outstanding options:

At December 31, 2007:
	Number of	Aggregate Intrinsic
	Options	Value(1)

Outstanding	685,007	$(962,696)
Exercisable	389,661	$(448,934)
Vested or expected to be vested	685,007	$(962,696)

(1)	The aggregate intrinsic value was calculated based on the difference between the fair value of the Company’s common stock on December 31, 2007 and the weighted average exercise price of the underlying options.

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based Compensation

The Company utilizes the Binomial Lattice option pricing model to determine the fair value of stock-based compensation. The Binomial Lattice model requires the Company to make subjective assumptions regarding the volatility of the underlying stock. The estimated volatility of the Company’s common stock price is based on the median of the fluctuations in the historical price of the Company’s common stock. The Binomial Lattice model also requires a risk-free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of the grant, and the dividend yield on the Company’s common stock, which is assumed to be zero since the Company does not pay dividends and has no current plans to do so in the future. Changes in these assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related expense recognized on the consolidated statement of operations.

In November 2007 and 2006, the Company granted 162,523 and 166,029 options, respectively, to acquire common stock to Company employees and directors. Using the Binomial Lattice model (with assumptions disclosed below), the 2007 and 2006 awards had weighted average fair value of $1.78 and $2.85 per option, respectively. The fair value of awarded options recognized was $102,000 and $17,000 for the years ended December 31, 2007 and 2006, respectively. The fair value of these awards was recorded as stock-based compensation expense included in general and administrative expense. The remaining unrecognized stock-based compensation expense related to unvested awards at December 31, 2007, was approximately $643,000 to be recognized on a straight-line basis over the employee’s weighted average vesting period of 4.5 years.

The following table illustrates the assumptions used in the Binomial Lattice calculation used to value to the option awards recognized in the 2007 and 2006 income statements:

	2007	2006

Weighted-average risk-free interest rate	4.3%	4.7%
Volatility	43.0%	42.0%
Expected dividend yield	0.0%	0.0%
Weighted-average fair value of options granted	$1.78	$2.85

Common Stock Warrants

In connection with the issuance of the senior subordinated debt in 2005, the Company issued a warrant to the Patriot Capital Funding, Inc. to purchase 30,974 common shares at $0.00759 per share. The warrant was exercised by Patriot Capital Funding, Inc. in August 2007. On the date of exercise, August 13, 2007, the fair value of the common stock was $5.38 per share, resulting in an aggregate intrinsic value of approximately $166,000. The Company recognized proceeds of $235 related to the exercise.

In connection with the refinancing completed in December 2007, the Company issued warrants to the lenders to purchase an initial 118,170 common shares at $3.96 per share. The warrants had a fair value of $272,000, and are fully exercisable after December 11, 2007. The warrants expire in December 2016. The warrants had an intrinsic value of approximately $24,000, and remained outstanding as of December 31, 2007. The number of shares to be received for the warrant is subject to change in the event of additional equity issuances and/or stock splits.

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2007	2006

Wages payable	$916,292	$767,707
Sales return reserves	822,000	713,000
Gift certificate and prepaid sales liabilities	873,918	495,458
Accrued professional fees	238,667	265,392
Miscellaneous accruals and other liabilities	861,830	1,113,286

Total accrued expenses and other current liabilities	$3,712,707	$3,354,843

A roll-forward of the Company’s sales return reserve is as follows:
Beginning balance	$713,000	$656,000
Provision	13,324,964	11,665,619
Returns	(13,215,964)	(11,608,619)

Ending balance	$822,000	$713,000

10.	Intangibles and Other Assets

Intangibles and other assets consist of the following:

	December 31
	2007	2006

Deferred financing fees	$356,506	$1,117,166
Purchased catalog and related assets	819,433	808,880
Lease acquisition and other misc. assets	350,059	337,498

Total cost	1,525,998	2,263,544
Accumulated amortization:
Deferred financing fees	(7,432)	(932,944)
Purchased catalog and related assets	(777,435)	(688,117)

Total accumulated amortization	(784,867)	(1,621,061)

Total	$741,131	$642,483

Deferred financing costs are amortized over the shorter of the contractual or estimated life of the related debt. In connection with the debt refinance discussed in Note 4, the Company recognized all

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

previously unamortized deferred financing costs associated with the extinguished facilities. Purchased catalog and related assets are amortized on a straight-line basis over the estimated useful lives of the underlying assets, extending through 2011. Amortization expense for the Company’s intangible assets for the years ended December 31, 2007, 2006 and 2005 was $89,000, $137,000 and $788,000, respectively.

The estimated aggregate of intangible and deferred financing expense for each of the next five years is as follows:

Years Ended:
December 31, 2008	$119,000
December 31, 2009	101,000
December 31, 2010	101,000
December 31, 2011	40,000
December 31, 2012 and thereafter	30,000

11.	Related Party Transactions

On October 26, 2007, the disinterested members of the Audit Committee of the Board of Directors approved a $5.0 million subordinated debt financing facility as part of a plan to refinance the Company’s current subordinated debt with Patriot Capital. The new sub-debt facility was led by BCA Mezzanine Fund, L.P., which participated at $2.0 million (in which Company Board member Gregory Mulligan holds a management position and indirect economic interest). The subordinated loans were consummated as of December 11, 2007. Except as noted above with respect to Mr. Mulligan, there is no relationship, arrangement or understanding between the Company and any of the Subordinated Holders or any of their affiliates, other than in respect of the loan agreement establishing and setting forth the terms and conditions of this mezzanine loan agreement.

In October of 2004, the Company entered into a lease agreement with a minority stockholder. The agreement, which relates to the Plaistow, NH retail store, is a five year lease with options to extend for an additional fifteen years. For the years ended December 31, 2007 and 2006, the Company paid and expensed $200,000 in connection with the lease, respectively. In addition, a related deposit of $18,750 is recorded as prepaid expenses and other current assets.

In order to expedite the efficient build-out of leasehold improvements in its new retail stores, the Company utilizes the services of a real estate development company owned by a non-executive Company employee and minority stockholder to source construction services and retail fixtures. Total payments for the year ended December 31, 2007, consisting primarily of reimbursements for materials and outside labor, for the fit-up of four stores were $395,000. Reimbursements for the year ended December 31, 2006 were $525,000.

12.	Contingencies

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

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 24, 2006, GAH filed a demand for arbitration with the American Arbitration Association for $2.1 million, plus interest, seeking a success fee purportedly due in connection with the Company’s Initial Public Offering. In May 2007, we finalized the settlement with GAH and agreed to pay $700,000 in order to avoid the burden on management, the costs of preparation and trial, and risks of a potential adverse outcome. This charge was recorded in the first quarter of 2007. As of December 31, 2007, $478,000 of this settlement had been paid under the agreement. The remaining $222,000, plus interest, is scheduled to be paid in installments through April 1, 2009, and is recorded in accrued expenses and other current liabilities within the accompanying consolidated balance sheet.

13.	Quarterly Financial Data (un-audited)

The following tables contain selected quarterly consolidated financial data for fiscal 2007 and fiscal 2006 that were prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary to present fairly, in all material respects, the information set forth therein on a consistent basis.

	Fiscal 2007 Quarter Ended
	Un-audited (in thousands)
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007

Net sales	$22,925	$19,911	$19,998	$18,559
Gross profit	9,305	7,370	7,557	6,687
Net income (loss)	$920	$444	$376	$(915)

Net income (loss) per share:
Basic	$0.18	$0.09	$0.07	$(0.18)

Diluted	$0.18	$0.08	$0.07	$(0.18)

	Fiscal 2006 Quarter Ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006

Net sales	$21,040	$17,192	$17,781	$17,033
Gross profit	8,521	6,296	6,484	5,974
Net income	$551	$198	$448	$195

Net income per share:
Basic	$0.11	$0.04	$0.09	$0.04

Diluted	$0.10	$0.04	$0.09	$0.04

The sum of the quarterly EPS amounts may not equal the full year amount since the computations of the weighted average shares outstanding for each quarter and the full year are made independently.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Not applicable.

Item 9A(T).	Controls and Procedures.

Our management has responsibility for establishing and maintaining adequate internal control over financial reporting for the Company.

With the participation of our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

With the participation of our chief executive officer and chief financial officer, we also evaluated the effectiveness of our internal controls over financial reporting (as defined in § 240.13a — 15(f) or § 240.15d — 15(f) under the Securities Exchange Act of 1934, as amended) as of December 31, 2007 against the control framework for internal controls specified by The Internal Control — Integrated Framework (1992), created by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as supplemented by (i) the guidance of the U.S. Securities and Exchange Commission (SEC) in SEC Interpretive Release No. 34-55929 (June 27, 2007), and (ii) COSO’s Internal Control over Financial Reporting — Guidance for Smaller Public Companies (2006). Based on the foregoing evaluation, management concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2007 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

The report in this Item 9A(T) shall be deemed to be furnished to the Securities and Exchange Commission, and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information set forth under the captions “Directors, Executive Officers” and “Corporate Governance”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 7, 2008, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007, is incorporated herein by reference.

Item 11.	Executive Compensation.

The information set forth under the caption “Remuneration of Executive Officers and Directors” appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 7, 2008, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2007, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 7, 2008, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions “Certain Relationships and Related Transactions” and “Director Independence”, appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 7, 2008, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007, is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information set forth under the captions “Principal Accounting Fees and Services” appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 7, 2008, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2007, is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The index to the consolidated financial statements follows:

(a)(2) Financial Statement Schedule

The information required by this Item has been included in the Financial Statements and related notes in Item 8 above.

(b) Exhibits

Number		Description

*1	.1	Form of Underwriting Agreement
*3	.1	Amended and Restated Certificate of Incorporation of the Company
*3	.2	Certificate of Amendment to Certificate of Incorporation of the Company
*3	.3	Second Amended and Restated Certificate of Incorporation of the Company to be filed upon completion of this offering
*3	.4	By-laws of the Company
*3	.5	Amended and Restated By-laws of the Company to be effective upon completion of this offering
***3	.6	Amendment to By-Laws of the Company
*4	.1	Shareholders Agreement, dated as of September 17, 1998, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Donald Motsenbocker, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers
*4	.2	First Amendment to Shareholders Agreement, dated as of August 29, 2003, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers
*4	.3	Second Amendment to Shareholders Agreement, dated as of August 25, 2005, by and among a majority in interest of the Purchasers (as defined therein) and a majority in interest of the Sellers (as defined therein)
*4	.4	Instrument of accession, dated as of September 16, 2005, signed by Citizens Ventures, Inc. and accepted by the Company, to that certain Shareholders Agreement, dated as of September 17, 1998, by and among the Company and the Shareholders referenced therein, as amended
*4	.5	Form of Common Stock Certificate
*4	.6	Warrant to purchase common stock of the Company issued to Patriot Capital Funding, Inc.
*4	.7	Amended and Restated 11.50% Senior Secured Subordinated Note, dated September 16, 2005, issued jointly by the Company, Dover Massachusetts and Smith Brothers, Inc. to Patriot Capital Funding, Inc.

Number		Description

**4	.8	Mezzanine Promissory Note
**4	.9	Specimen Common Stock Purchase Warrant
**4	.10	Registration Rights Agreement
*5	.1	Opinion of Bingham McCutchen LLP
*5	.2	Opinion of Preti Flaherty Beliveau Pachios & Haley LLP
*†10	.1	1999 Stock Option Plan (the “1999 Plan”)
*†10	.2	Form of Stock Option Agreement under the 1999 Plan
*10	.3	2005 Equity Incentive Plan (the “2005 Plan”)
*10	.4	Form of Stock Option Agreement under the 2005 Plan
*10	.5	Form of Restricted Stock Award Agreement under the 2005 Plan
*10	.6	Lease, dated as of May 29, 1997, by and between Dover Massachusetts and CE Holman, LLP
*10	.7	Lease, dated as of October 12, 2001, by and between David F. Post and Dover Massachusetts
*10	.8	Lease, dated as of March 1, 2003, by and between Smith Brothers, Inc. and JDS Properties, LLC
*10	.9	Letter dated February 9, 2005 from the Company to JDS Properties, LLC regarding lease extension
*10	.10	Lease, dated as of June 22, 2002, by and between Hockessin Square, L.L.C. and Dover Massachusetts
*10	.11	Letter dated January 25, 2005 from the Company to Hockessin Square, L.L.C. regarding lease extension
*10	.12	Lease, dated as of November 24, 2003, by and between North Conway Holdings, Inc. and Dover Massachusetts
*10	.13	Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers
*10	.14	First Amendment to Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers
*10	.15	Amendment to Stock Purchase Agreement, dated as of September 17, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers
*10	.16	Amended and Restated Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank
*10	.17	Amendment to Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank
*10	.18	Amended and Restated Security Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank
*10	.19	Amended and Restated Pledge Agreement, dated as of December 11, 2003, by and between the Company and Fleet National Bank
*10	.20	Shareholder Pledge Agreement, dated as of September 17, 1998, by and among Stephen L. Day, Jonathan A.R. Grylls, David J. Powers, James F. Powers, Michele R. Powers and BankBoston, N.A.
*10	.21	Amended and Restated Revolving Credit Note, dated as of December 11, 2003, by Dover Massachusetts for the benefit of Fleet National Bank
*10	.22	Letter agreement, dated as of September 16, 2005, by and between Dover Massachusetts and Bank of America, N.A. (successor by merger to Fleet National Bank)

Number		Description

*10	.23	Security Agreement, dated as of December 11, 2003, by and between Smith Brothers, Inc. and Fleet National Bank
*10	.24	Guaranty, dated as of December 11, 2003, by Smith Brothers, Inc. to Fleet National Bank
*10	.25	Redemption Agreement, dated as of August 25, 2005, by and between the Company and Citizens Ventures, Inc.
*10	.26	Letter agreement, dated as of September 14, 2005, by and between the Company and Citizens Ventures, Inc., amending that certain Redemption Agreement, dated as of August 26, 2005, by and between the Company and Citizens Ventures, Inc.
*10	.27	License Agreement, dated as of February 10, 2003, by and between Weatherbeeta PTY LTD and the Company
*10	.28	Settlement Agreement, dated as of December 22, 2003, by and between Libertyville Saddle Shop, Inc. and the Company
†*10	.29	Employment Agreement, dated as of September 1, 2005, by and between Stephen L. Day and the Company
†*10	.30	Employment Agreement, dated as of September 1, 2005, by and between Jonathan A.R. Grylls and the Company
*10	.31	Amended and Restated Subordination Agreement, dated as of September 16, 2005, by and among Bank of America, N.A. (successor by merger to Fleet National Bank), Patriot Capital Funding, Inc. (successor in interest to Wilton Funding, LLC) and Dover Massachusetts, acknowledged by the Company and Smith Brothers, Inc.
*10	.32	Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc., Patriot Capital Funding, Inc. and the Purchasers referenced therein
*10	.33	Amended and Restated Security Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc. and Patriot Capital Funding, Inc.
##10	.34(1)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Stephen L. Day
##10	.35(2)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Jonathan A.R. Grylls
##10	.36(4)	Second Amendment dated as of March 28, 2006 to Amended and Restated Loan Agreement with Bank of America.
##10	.37(5)	Amendment No. 1 dated as of March 28, 2006 to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.
++10	.38	Agreement of Lease dated March 29, 2006 by and between the Company and Sparks Lot Seven, LLC
^^10	.39	Commercial Lease executed as of March 9, 2001 between Marvid Crabyl, LLC and Dover Saddlery, Inc., as amended and extended.
^^10	.40	Stock Purchase Agreement dated as of May 19, 2006 among Dover Saddlery, Inc., Dover Saddlery Retain, Inc., Old Dominion Enterprises, Inc. and Reynolds Young, as amended.
^^10	.41	Lease made as of June 2006 between Humphrey and Rodgers and Dover Saddlery Retail, Inc.
^^10	.42	Agreement of Lease for Shopping Center Space between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc. Dated as May 20, 1997
^^10	.43	LB’s of Virginia Building Lease Agreement dated November 1, 2000, as amended.

Number		Description

^^10	.44	Lease agreement made July 10, 2006 between Hopkins Roads Associates and Dover Saddlery Retail, Inc.
^^10	.45(5)	Consent and Amendment No. 2, dated June 29, 2006, to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.
^^10	.46(6)	Waiver letter dated as of June 27, 2006 between Bank of America, N.A. and Dover Saddlery, Inc.
+10	.47(7)	First Amendment and Extension to Lease Agreement dated September 2006 between C.E. Holman Limited Partnership and Dover Saddlery, Inc.
#10	.48(4)	Third Amendment dated as of March 29, 2007 to Amended and Restated Loan Agreement dated as of December 11, 2003, with Bank of America
#10	.49(5)	Waiver and Amendment No. 3 dated March 30, 2007 to the Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.
###10	.50(6)	Waiver by Bank of America dated May 14, 2007
###10	.51(8)	Waiver and Consent by Patriot Capital Funding, Inc. dated May 15, 2007
^^^10	.52(6)	Waiver by Bank of America dated August 9, 2007
^^^10	.53(8)	Waiver and Consent by Patriot Capital Funding, Inc. dated August 10, 2007
^^^10	.54(9)	Renewal of Lease for Shopping Center Space executed August 3, 2007 between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc.
^^^10	.55	Shopping Center Lease Agreement dated May 30, 2007 between Pavillion North, Ltd., and Dover Saddlery Retail, Inc.
^^^10	.56	First Amendment dated June 25, 2007 to Shopping Center Lease Agreement between Pavillion North, Ltd. and Dover Saddlery Retail, Inc. which amends Exhibit 10.55 filed herewith
+++10	.57(7)	Second Amendment and Extension of Lease Agreement dated August 30, 2007 between C.E. Holman Limited Partnership, and Dover Saddlery Retail, Inc.
+++10	.58(6)	Bank of America Amendment and Waiver dated November 9, 2007
**10	.59	Loan and Security Agreement dated December 11, 2007 between RBS Citizens N.A. and Dover Saddlery, Inc..
**10	.60	Revolving Credit Note dated December 11, 2007 between RBS Citizens N.A. and Dover Saddlery, Inc.
**10	.61	Intercreditor, Subordination and Standby Agreement dated December 11, 2007 between RBS Citizens N.A. and Dover Saddlery, Inc.
**10	.62	Mezzanine Loan Agreement dated December 11, 2007 between BCA Mezzanine Fund, L.P. and Dover Saddlery, Inc.
**10	.63	Mezzanine Security Agreement dated December 11, 2007 between BCA Mezzanine Fund, L.P. and Dover Saddlery, Inc.
^10	.64	Stonewood Village Shopping Center Lease Agreement dated January 21, 2008 between Stonewood Partners, LLC and Dover Saddlery Retail, Inc.
^10	.65	Shopping Center Lease Agreement dated January 18, 2008 between Cedar Glen, LLC and Dover Saddlery Retail, Inc.
##14	.1(3)	Code of Business Conduct and Ethics
##21	.1	Subsidiaries of the Company
*23	.1	Consent of Bingham McCutchen LLP (included in Exhibit 5.1)
^23	.2	Consent of Ernst & Young LLP
*23	.3	Consent of Preti Flaherty Beliveau Pachios & Haley PLLC (included in Exhibit 5.2)

Number		Description

*24	.1	Power of Attorney
^31	.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
^31	.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
^32	.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
*99	.1	Consent of William F. Meagher, Jr.

^	Filed herewith
*	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-127888)
**	Filed with the Company’s Form 8-K Current Report on December 14, 2007
***	Filed with the Company’s Form 8-K Current Report on December 28, 2007
+++	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 on November 13, 2007
^^^	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 on August 14, 2007
###	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 on May 15, 2007
#	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 on April 2, 2007
##	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 on March 30, 2006
++	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, on May 15, 2006
^^	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 , on August 14, 2006
+	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, on November 13, 2006
†	Indicates a management contract or compensatory plan or arrangement

(1)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.30
(2)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.31
(3)	Amends and restates Code of Conduct and Ethics filed with the Company’s Registration Statement on Form S-1/A on October 2, 2005 as Exhibit 14.1
(4)	Amends Amended and Restated Loan Agreement dated as of December 11, 2003, with Fleet National Bank, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.18
(5)	Amends Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement dated as of September 16, 2005, with Patriot Capital Funding, Inc., filed with the Company’s Registration Statement on Form S-1/A on October 5, 2005 as Exhibit 10.32
(6)	Pertains to Amended and Restated Loan Agreement dated as of December 11, 2003, with Fleet National Bank, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.16
(7)	Amends Lease dated as of May 29, 1997, by and between Dover Massachusetts and CE Holman LLP, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.6
(8)	Pertains to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement dated as of September 16, 2005, with Patriot Capital Funding, Inc., filed with the Company’s Registration Statement on Form S-1/A on October 5, 2005 as Exhibit 10.32
(9)	Amends and renews Lease Agreement for Shopping Center Space between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc. dated as of May 20, 1997, as filed on August 14, 2006 with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 as Exhibit 10.42

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dover Saddlery, Inc.
Dated March 31, 2008

By:	/s/ Stephen L. Day
President, Chief Executive Officer
and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Stephen L. Day Stephen L. Day	President, Chief Executive Officer and Director (principal executive officer)	March 31, 2008

/s/ Jonathan A. R. Grylls Jonathan A. R. Grylls	Chief Operating Officer and Director	March 31, 2008

/s/ Michael W. Bruns Michael W. Bruns	Chief Financial Officer (principal accounting and financial officer)	March 31, 2008

/s/ David J. Powers David J. Powers	Director	March 31, 2008

/s/ James F. Powers James F. Powers	Director	March 31, 2008

/s/ Gregory F. Mulligan Gregory F. Mulligan	Director	March 31, 2008

/s/ William F. Meagher, Jr. William F. Meagher, Jr.	Director	March 31, 2008

/s/ John W. Mitchell John W. Mitchell	Director	March 31, 2008

DOVER SADDLERY, INC.

Form 10-K
For the Year Ended December 31, 2007

EXHIBIT INDEX

Number		Description
*1	.1	Form of Underwriting Agreement
*3	.1	Amended and Restated Certificate of Incorporation of the Company
*3	.2	Certificate of Amendment to Certificate of Incorporation of the Company
*3	.3	Second Amended and Restated Certificate of Incorporation of the Company to be filed upon completion of this offering
*3	.4	By-laws of the Company
*3	.5	Amended and Restated By-laws of the Company to be effective upon completion of this offering
***3	.6	Amendment to By-Laws of the Company
*4	.1	Shareholders Agreement, dated as of September 17, 1998, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Donald Motsenbocker, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers
*4	.2	First Amendment to Shareholders Agreement, dated as of August 29, 2003, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers
*4	.3	Second Amendment to Shareholders Agreement, dated as of August 25, 2005, by and among a majority in interest of the Purchasers (as defined therein) and a majority in interest of the Sellers (as defined therein)
*4	.4	Instrument of accession, dated as of September 16, 2005, signed by Citizens Ventures, Inc. and accepted by the Company, to that certain Shareholders Agreement, dated as of September 17, 1998, by and among the Company and the Shareholders referenced therein, as amended
*4	.5	Form of Common Stock Certificate
*4	.6	Warrant to purchase common stock of the Company issued to Patriot Capital Funding, Inc.
*4	.7	Amended and Restated 11.50% Senior Secured Subordinated Note, dated September 16, 2005, issued jointly by the Company, Dover Massachusetts and Smith Brothers, Inc. to Patriot Capital Funding, LLC
**4	.8	Mezzanine Promissory Note
**4	.9	Specimen Common Stock Purchase Warrant
**4	.10	Registration Rights Agreement
*5	.1	Opinion of Bingham McCutchen LLP
*5	.2	Opinion of Preti Flaherty Beliveau Pachios & Haley LLP
*†10	.1	1999 Stock Option Plan (the “1999 Plan”)
*†10	.2	Form of Stock Option Agreement under the 1999 Plan
*10	.3	2005 Equity Incentive Plan (the “2005 Plan”)
*10	.4	Form of Stock Option Agreement under the 2005 Plan
*10	.5	Form of Restricted Stock Award Agreement under the 2005 Plan
*10	.6	Lease, dated as of May 29, 1997, by and between Dover Massachusetts and CE Holman, LLP
*10	.7	Lease, dated as of October 12, 2001, by and between David F. Post and Dover Massachusetts
*10	.8	Lease, dated as of March 1, 2003, by and between Smith Brothers, Inc. and JDS Properties, LLC

Number		Description
*10	.9	Letter dated February 9, 2005 from the Company to JDS Properties, LLC regarding lease extension
*10	.10	Lease, dated as of June 22, 2002, by and between Hockessin Square, L.L.C. and Dover Massachusetts
*10	.11	Letter dated January 25, 2005 from the Company to Hockessin Square, L.L.C. regarding lease extension
*10	.12	Lease, dated as of November 24, 2003, by and between North Conway Holdings, Inc. and Dover Massachusetts
*10	.13	Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers
*10	.14	First Amendment to Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers
*10	.15	Amendment to Stock Purchase Agreement, dated as of September 17, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers
*10	.16	Amended and Restated Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank
*10	.17	Amendment to Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank
*10	.18	Amended and Restated Security Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank
*10	.19	Amended and Restated Pledge Agreement, dated as of December 11, 2003, by and between the Company and Fleet National Bank
*10	.20	Shareholder Pledge Agreement, dated as of September 17, 1998, by and among Stephen L. Day, Jonathan A.R. Grylls, David J. Powers, James F. Powers, Michele R. Powers and BankBoston, N.A
*10	.21	Amended and Restated Revolving Credit Note, dated as of December 11, 2003, by Dover Massachusetts for the benefit of Fleet National Bank
*10	.22	Letter agreement, dated as of September 16, 2005, by and between Dover Massachusetts and Bank of America, N.A. (successor by merger to Fleet National Bank)
*10	.23	Security Agreement, dated as of December 11, 2003, by and between Smith Brothers, Inc. and Fleet National Bank
*10	.24	Guaranty, dated as of December 11, 2003, by Smith Brothers, Inc. to Fleet National Bank
*10	.25	Redemption Agreement, dated as of August 25, 2005, by and between the Company and Citizens Ventures, Inc.
*10	.26	Letter agreement, dated as of September 14, 2005, by and between the Company and Citizens Ventures, Inc., amending that certain Redemption Agreement, dated as of August 26, 2005, by and between the Company and Citizens Ventures, Inc.
*10	.27	License Agreement, dated as of February 10, 2003, by and between Weatherbeeta PTY LTD and the Company
*10	.28	Settlement Agreement, dated as of December 22, 2003, by and between Libertyville Saddle Shop, Inc. and the Company
†*10	.29	Employment Agreement, dated as of September 1, 2005, by and between Stephen L. Day and the Company
†*10	.30	Employment Agreement, dated as of September 1, 2005, by and between Jonathan A.R. Grylls and the Company
*10	.31	Amended and Restated Subordination Agreement, dated as of September 16, 2005, by and among Bank of America, N.A. (successor by merger to Fleet National Bank), Patriot Capital Funding, Inc. (successor in interest to Wilton Funding, LLC) and Dover Massachusetts, acknowledged by the Company and Smith Brothers, Inc.

Number		Description
*10	.32	Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc., Patriot Capital Funding, Inc. and the Purchasers referenced therein
*10	.33	Amended and Restated Security Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc. and Patriot Capital Funding, Inc.
##10	.34(1)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Stephen L. Day
##10	.35(2)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Jonathan A.R. Grylls
##10	.36(4)	Second Amendment dated as of March 28, 2006 to Amended and Restated Loan Agreement with Bank of America
##10	.37(5)	Amendment No. 1 dated as of March 28, 2006 to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.
++10	.38	Agreement of Lease dated March 29, 2006 by and between the Company and Sparks Lot Seven, LLC
^^10	.39	Commercial Lease executed as of March 9, 2001 between Marvid Crabyl, LLC and Dover Saddlery, Inc., as amended and extended
^^10	.40	Stock Purchase Agreement dated as of May 19, 2006 among Dover Saddlery, Inc., Dover Saddlery Retain, Inc., Old Dominion Enterprises, Inc. and Reynolds Young, as amended
^^10	.41	Lease made as of June 2006 between Humphrey and Rodgers and Dover Saddlery Retail, Inc.
^^10	.42	Agreement of Lease for Shopping Center Space between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc. Dated as of May 20, 1997
^^10	.43	LB’s of Virginia Building Lease Agreement dated November 1, 2000, as amended
^^10	.44	Lease agreement made July 10, 2006 between Hopkins Roads Associates and Dover Saddlery Retail, Inc.
^^10	.45(5)	Consent and Amendment No. 2, dated June 29, 2006, to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.
^^10	.46(6)	Waiver letter dated as of June 27, 2006 between Bank of America, N.A. and Dover Saddlery, Inc.
+10	.47(7)	First Amendment and Extension to Lease Agreement dated September 2006 between C.E. Holman Limited Partnership and Dover Saddlery, Inc.
#10	.48(4)	Third Amendment dated as of March 29, 2007 to Amended and Restated Loan Agreement dated as of December 11, 2003, with Bank of America
#10	.49(5)	Waiver and Amendment No. 3 dated March 30, 2007 to the Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.
###10	.50(6)	Waiver by Bank of America dated May 14, 2007
###10	.51(8)	Waiver and Consent by Patriot Capital Funding, Inc. dated May 15, 2007
^^^10	.52(6)	Waiver by Bank of America dated August 9, 2007
^^^10	.53(8)	Waiver and Consent by Patriot Capital Funding, Inc. dated August 10, 2007
^^^10	.54(9)	Renewal of Lease for Shopping Center Space executed August 3, 2007 between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc.
^^^10	.55	Shopping Center Lease Agreement dated May 30, 2007 between Pavillion North, Ltd., and Dover Saddlery Retail, Inc.
^^^10	.56	First Amendment dated June 25, 2007 to Shopping Center Lease Agreement between Pavillion North, Ltd. and Dover Saddlery Retail, Inc. which amends Exhibit 10.55 filed herewith
+++10	.57(7)	Second Amendment and Extension of Lease Agreement dated August 30, 2007 between C.E. Holman Limited Partnership, and Dover Saddlery Retail, Inc.

Number		Description
+++10	.58(6)	Bank of America Amendment and Waiver dated November 9, 2007
**10	.59	Loan and Security Agreement dated December 11, 2007 between RBS Citizens N.A. and Dover Saddlery, Inc.
**10	.60	Revolving Credit Note dated December 11, 2007 between RBS Citizens N.A. and Dover Saddlery, Inc.
**10	.61	Intercreditor, Subordination and Standby Agreement dated December 11, 2007 between RBS Citizens N.A. and Dover Saddlery, Inc.
**10	.62	Mezzanine Loan Agreement dated December 11, 2007 between BCA Mezzanine Fund, L.P. and Dover Saddlery, Inc.
**10	.63	Mezzanine Security Agreement dated December 11, 2007 between BCA Mezzanine Fund, L.P. and Dover Saddlery, Inc.
^10	.64	Stonewood Village Shopping Center Lease Agreement dated January 21, 2008 between Stonewood Partners, LLC and Dover Saddlery Retail, Inc.
^10	.65	Shopping Center Lease Agreement dated January 18, 2008 between Cedar Glen, LLC and Dover Saddlery Retail, Inc.
##14	.1(3)	Code of Business Conduct and Ethics
##21	.1	Subsidiaries of the Company
*23	.1	Consent of Bingham McCutchen LLP (included in Exhibit 5.1)
^23	.2	Consent of Ernst & Young LLP
*23	.3	Consent of Preti Flaherty Beliveau Pachios & Haley PLLC (included in Exhibit 5.2)
*24	.1	Power of Attorney
^31	.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
^31	.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
^32	.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
*99	.1	Consent of William F. Meagher, Jr.

^	Filed herewith

*	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-127888)

**	Filed with the Company’s Form 8-K Current Report on December 14, 2007

***	Filed with the Company’s Form 8-K Current Report on December 28, 2007

+++	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 on November 13, 2007

^^^	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 on August 14, 2007

###	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 on May 15, 2007

#	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 on April 2, 2007

##	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 on March 30, 2006

++	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, on May 15, 2006

^^	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 , on August 14, 2006

+	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, on November 13, 2006

†	Indicates a management contract or compensatory plan or arrangement

(1)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.30

(2)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.31

(3)	Amends and restates Code of Conduct and Ethics filed with the Company’s Registration Statement on Form S-1/A on October 2, 2005 as Exhibit 14.1

(4)	Amends Amended and Restated Loan Agreement dated as of December 11, 2003, with Fleet National Bank, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.18

(5)	Amends Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement dated as of September 16, 2005, with Patriot Capital Funding, Inc., filed with the Company’s Registration Statement on Form S-1/A on October 5, 2005 as Exhibit 10.32.

(6)	Pertains to Amended and Restated Loan Agreement dated as of December 11, 2003, with Fleet National Bank, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.16.

(7)	Amends Lease dated as of May 29, 1997, by and between Dover Massachusetts and CE Holman LLP, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.6

(8)	Pertains to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement dated as of September 16, 2005, with Patriot Capital Funding, Inc., filed with the Company’s Registration Statement on Form S-1/A on October 5, 2005 as Exhibit 10.32

(9)	Amends and renews Lease Agreement for Shopping Center Space between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc. dated as of May 20, 1997, as filed on August 14, 2006 with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 as Exhibit 10.42