Form 10-Q
period 2008-03-31
DOVER SADDLERY INC
filed 2008-05-14
CIK 1071625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended March 31, 2008
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐   NO ☑
Shares outstanding of the registrant’s common stock (par value $0.0001), on May 5, 2008: 5,105,318

DOVER SADDLERY, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
DOVER SADDLERY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2008	2007
	(un-audited)
ASSETS
Current assets:
Cash and cash equivalents	$323	$309
Accounts receivable	633	1,169
Inventory	17,591	16,769
Prepaid catalog costs	2,013	1,427
Prepaid expenses and other current assets	1,561	952
Deferred income taxes	—	72

Total current assets	22,121	20,698
Net property and equipment	3,207	3,153
Other assets:
Goodwill	14,267	14,267
Deferred income taxes	499	472
Intangibles and other assets, net	721	741

Total other assets	15,487	15,480

Total assets	$40,815	$39,331

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation and un-presented checks	$1,486	$618
Accounts payable	4,033	3,314
Accrued expenses and other current liabilities	2,766	3,713
Income tax payable	—	568
Deferred income taxes	14	—

Total current liabilities	8,299	8,213

Long-term liabilities:
Revolving line of credit	8,000	6,300
Subordinated notes payable, net	4,777	4,738
Capital lease obligation, net of current portion	130	150

Total long-term liabilities	12,907	11,188
Stockholders’ equity:
Common Stock, par value $0.0001 per share; 15,000,000 shares authorized; issued 5,105,318 as of March 31, 2008 and December 31, 2007	1	1
Additional paid in capital	44,300	44,262
Treasury stock, 795,865 shares at cost	(6,082)	(6,082)
Accumulated deficit	(18,610)	(18,251)

Total stockholders’ equity	19,609	19,930

Total liabilities and stockholders’ equity	$40,815	$39,331

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share data)
(un-audited)

	Three Months Ended
	March 31,	March 31,
	2008	2007

Revenues, net	$17,655	$18,559
Cost of revenues	11,299	11,872

Gross profit	6,356	6,687
Selling, general and administrative expenses	6,587	7,124
Litigation settlement expense	—	700

Loss from operations	(231)	(1,137)
Interest expense, financing and other related costs, net	333	315

Loss before income tax benefit	(564)	(1,452)
Benefit for income taxes	(205)	(537)

Net loss	$(359)	$(915)

Net loss per share
Basic	$(0.07)	$(0.18)

Diluted	$(0.07)	$(0.18)

Number of shares used in per share calculation
Basic	5,105,000	5,074,000
Diluted	5,105,000	5,074,000
See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows
(In thousands)
(un-audited)

	Three Months Ended
	March 31,	March 31,
	2008	2007
Operating activities:
Net loss	$(359)	$ (915)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	212	177
Deferred income taxes	59	(403)
Stock-based compensation	38	26
Non-cash interest expense and amortization of deferred finance fees	69	36
Litigation settlement expense	—	700
Changes in current assets and liabilities:
Accounts receivable	536	92
Inventory	(822)	(2,752)
Prepaid catalog costs and other expenses	(1,195)	(1,027)
Accounts payable and un-presented checks	1,595	480
Accrued expenses and other current liabilities	(1,515)	(963)

Net cash used in operating activities	(1,382)	(4,549)
Investing activities:
Purchases of property and equipment	(230)	(418)
Change in other assets	(26)	9

Net cash used in investing activities	(256)	(409)
Financing activities:
Borrowings under revolving line of credit	1,700	5,100
Payments of commitment and financing fees	—	(35)
Payments on capital leases	(48)	(26)

Net cash provided by financing activities	1,652	5,039

Net increase in cash and cash equivalents	14	81

Cash and cash equivalents at beginning of period	309	101

Cash and cash equivalents at end of period	$323	$182

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$265	$279

Income taxes	$721	$310

Supplemental disclosure of non-cash financing activities
Equipment acquired under capital leases	$19	$—

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A. Nature of Business and Basis of Preparation
     Dover Saddlery, Inc., a Delaware corporation (the “Company”), is a leading specialty retailer and the largest direct marketer of equestrian products in the United States. The Company sells its products through a multi-market channel strategy, including direct and retail, with stores located in Massachusetts, New Hampshire, Delaware, Texas, Maryland and Virginia. The Company provides a complete line of products, as well as specially developed private label offerings from its direct marketing headquarters, warehouse, and call center facility in Littleton, Massachusetts.
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
     The accompanying condensed consolidated financial statements comprise those of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 are un-audited. In management’s opinion, these un-audited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the years ended December 31, 2007 and 2006 and include all adjustments, consisting of only usual recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results expected for the full year ended December 31, 2008.
     Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to pertinent rules and regulations, although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading. The accompanying un-audited condensed consolidated financial statements should be read in conjunction with the audited December 31, 2007 financial statements.
B. Accounting for Stock-Based Compensation
     On January 1, 2006, the Company adopted Statement of Accounting Standards SFAS No. 123(R). Accordingly, the Company recognizes the fair value of compensation cost of stock-based awards on a straight-line basis over the vesting period of the award. Stock-based compensation for the three months ended March 31, 2008 and 2007 was $38,000 and $26,000, respectively.
     There was no activity related to stock option grants, exercises or forfeitures for the three months ended March 31, 2008.
     The amount of stock-based compensation expense that may be recognized for outstanding, unvested options as of March 31, 2008 was approximately $600,000, to be recognized on a straight-line basis over the employee’s remaining weighted average vesting term of 4.25 years. As of March 31, 2008, the intrinsic value of all “in the money” outstanding options was approximately $800,000.
C. Inventory
     Inventory consists of finished goods in the Company’s mail-order warehouse and retail stores. The Company’s inventories are stated at the lower of cost, with cost determined by the first-in, first-out method, or net realizable value. The Company maintains a reserve for excess and obsolete inventory. This reserve was $95,000 as of March 31, 2008 and December 31, 2007. The Company continuously monitors the salability of its inventories to ensure adequate valuation of the related merchandise.
D. Advertising
     The costs of direct-response advertising materials, primarily catalog production and distribution costs are deferred, in accordance with Statement of Position (SOP) 93-7, Reporting on Advertising Costs. These costs are recognized over the period of expected future revenue, which is less than one year. Deferred costs as of March 31, 2008 and December 31, 2007 were $2,013,000 and $1,427,000, respectively. The combined marketing and advertising costs charged to selling, general, and administrative expenses for the three months ended March 31, 2008 and 2007 were $2,247,000 and $2,710,000, respectively.
E. Comprehensive Income
     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The comprehensive loss for the three months ended March 31, 2008 and 2007 was comprised entirely of the current period net loss of ($359,000) and ($915,000), respectively.
F. Net Loss Per Share
     A reconciliation of the number of shares used in the calculation of basic and diluted net loss per share is as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2008	2007

Basic weighted average common shares outstanding	5,105	5,074
Add: Dilutive effect of assumed stock option and warrant exercises less potential incremental shares purchased under the treasury method	—	—
Diluted weighted average common shares outstanding	5,105	5,074
G. Financing Agreements
Revolving Credit Facility
     The $18,000,000 revolving credit facility, of which up to $2,000,000 can be in the form of letters of credit, bears interest at the base rate, announced from time to time by the bank, plus an applicable margin determined by the Company’s funded debt ratio. At March 31, 2008 the bank rate was 6.0% and the applicable margin was (0.25%). Interest is payable monthly on the last business day of each month. At its option, the Company may have all or a portion of the unpaid principal under the credit facility bear interest at various LIBOR rate options.
     The Company is obligated to pay commitment fees of 0.125% per annum on the average daily, unused amount of the line of credit during the preceding quarter. All assets of the Company collateralize the revolving credit facility. Under the terms of the credit facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios, operating cash flows, current asset ratios, and capital expenditures. At March 31, 2008, the Company was in compliance with all covenants. The revolving line of credit is due in full in January 2011.
     At March 31, 2008, the Company had the ability to borrow $18,000,000 on the revolving line of credit, of which $8,000,000 was outstanding, bearing interest at the net revolver rate of 5.75%. At December 31, 2007, the Company had the ability to borrow $18,000,000, of which $6,300,000 was outstanding, bearing interest at 7.0%.
Senior Subordinated Notes Payable
     In December 2007, the Company issued $5,000,000 in senior subordinated notes payable. The notes are subordinated in right of payment to existing and future senior debt, rank equal in right of payment with any future senior subordinated debt and are senior in right of payment to any future subordinated debt. Interest accrues at an annual rate of 14%, of which 12% is payable quarterly in arrears. The remaining 2% per annum is deferrable, and if deferred, shall be compounded and due in full on December 11, 2012. As of March 31, 2008, the Company had deferred $31,000 of interest. Prepayment on the principal amount due under the notes may voluntarily be made at any time, plus accrued and unpaid interest and a prepayment fee of 5% of the prepaid amount if paid prior to the first anniversary, 4% if paid prior to the second anniversary, 3% if paid prior to the third anniversary, and 0% if paid after December 11, 2010.

     In connection with the issuance of the subordinated notes, the Company issued warrants to the note holders, exercisable at any time after December 11, 2007 for an initial 118,170 shares of our common stock at an exercise price of $3.96 per share. The number of shares to be received for the warrants are subject to change in the event of additional equity issuances and/or stock splits. The warrants were estimated to have a fair value of $272,000, which has been reflected as a discount of the proceeds. The discount is amortized through interest expense over the life of the notes. The warrants were valued using a Black-Scholes calculation with a risk free interest rate of 4.3%, an expected life of 9 years (which reflects the contractual term), a volatility of 43.4% and a dividend yield of 0%.
     As of March 31, 2008, the net $4,777,000 subordinated notes, on the consolidated balance sheet, reflects the $5,000,000 face value, plus the $31,000 in deferred interest less the remaining unamortized net discount of $254,000. As of December 31, 2007, the net $4,738,000 subordinated notes, on the consolidated balance sheet, reflects the $5,000,000 face value, plus the $5,833 in deferred interest less the net discount of $267,000.
     Under the terms of the subordinated note agreements, the Company is subject to certain covenants, including, among others, maximum funded debt ratios, operating cash flows, current asset ratios and capital expenditures. At March 31, 2008, the Company was in compliance with all covenants.
Cash and Cash Equivalents
     The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Un-presented checks net of cash balances in a single bank account are classified as un-presented checks.
H. Income Taxes
     Effective January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. The application of the Interpretation’s provisions did not change the Company’s liability for unrecognized tax benefits. At March 31, 2008 and December 31, 2007, the Company had a $25,000 liability recorded for unrecognized tax benefits. Of this amount, $18,000 would affect the tax rate if recognized. In the next twelve months, the Company expects to make payments that will reduce the liability to zero.
     The Company records interest and penalties related to income taxes as a component of income tax expense. The Company did not recognize any interest and penalty expense for the three months ended March 31, 2008 and 2007.
     Tax years 2004 through 2007 remain subject to examination by the IRS, and 2003 through 2007 tax years remain subject to examination by Massachusetts and various other jurisdictions that are not material to the financial statements, although no examinations are currently in progress.
I. Related Party Transactions
     On October 26, 2007, the disinterested members of the Audit Committee of the Board of Directors approved a $5,000,000 subordinated debt financing facility as part of a plan to refinance the Company’s current subordinated debt with Patriot Capital. The new sub-debt facility was led by BCA Mezzanine Fund, L.P., which participated at $2,000,000 (in which Company Board member Gregory Mulligan holds a management position and indirect economic interest). The subordinated loans were consummated as of December 11, 2007. Except as noted above with respect to Mr. Mulligan, there is no relationship, arrangement or understanding between the Company and any of the Subordinated Holders or any of their affiliates, other than in respect of the loan agreement establishing and setting forth the terms and conditions of this mezzanine loan agreement. In the first quarter of 2008, the Company expensed $175,000 in interest for the subordinated notes, of which $25,000 was accrued as deferred interest, payable on maturity.
     In October of 2004, the Company entered into a lease agreement with a minority stockholder. The agreement, which relates to the Plaistow, NH retail store, is a five year lease with options to extend for an additional fifteen years. For the three months ended March 31, 2008 and 2007, the Company paid and expensed $50,000 in connection with the lease. In addition, a related deposit of $18,750 is recorded as prepaid expenses and other current assets.
     In order to expedite the efficient build-out of leasehold improvements in its new retail stores, the Company utilizes the services of a real estate development company owned by a non-executive Company employee and minority stockholder to source construction services and retail fixtures. Total payments for the three months ended March 31, 2008 and 2007, consisting primarily of reimbursements for materials and outside labor for the fit-up of stores, were $94,000 and $151,000, respectively.

J. Commitments and Contingencies
Lease Commitments
     The Company leases its facilities and certain fixed assets that may be purchased for a nominal amount on the expiration of the leases under non-cancelable operating and capital leases that extend through 2017. These leases, which may be renewed for periods ranging from one to five years, include fixed rental agreements as well as agreements with rent escalation clauses.
     In connection with retail locations, the Company enters into various operating lease agreements, with escalating rental payments. The effects of variable rent disbursements have been expensed on a straight-line basis over the life of the lease in accordance with SFAS No. 13, Accounting for Leases. As of March 31, 2008 and December 31, 2007, there was approximately $115,000 and $110,000 of deferred rent recorded in other current liabilities, respectively.
Contingencies
     From time to time, we are exposed to litigation relating to our products and operations. As of March 31, 2008, we were not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material, adverse affect on our financial condition or results of operations.
     The Company has been named as a defendant in litigation brought by one of its customers against the manufacturer of a riding helmet for injuries sustained in an equestrian accident. To the best of our knowledge, the product was designed and manufactured by our vendor to industry standards. The claim against Dover is covered by our insurance, and we vigorously deny liability.
     On March 24, 2006, Goldsmith, Agio, Helms and Linner, LLC, (GAH) filed a demand for arbitration with the American Arbitration Association for $2,100,000, plus interest, seeking a success fee purportedly due in connection with the Company’s Initial Public Offering. In May 2007, we finalized the settlement with GAH and agreed to pay $700,000 in order to avoid the burden on management, the costs of preparation and trial, and risks of a potential adverse outcome. This charge was recorded in the first quarter of 2007. As of March 31, 2008, $521,000 of this settlement had been paid under the agreement. The remaining $179,000, plus interest, is scheduled to be paid in installments through April 1, 2009, and is recorded in accrued expenses and other current liabilities within the accompanying consolidated balance sheet.
K. Subsequent Events
     On April 11, 2008, the Company consummated the acquisition of a significant non-controlling interest in Hobby Horse Clothing Company, Inc., in exchange for 81,720 shares of unregistered Dover common stock. Beginning in the Company’s quarterly report on Form 10-Q for the three months ending June 30, 2008, the Company plans to account for this investment using the equity method.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“Statement 157”). This Statement provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed. The Statement clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company-specific data. This Statement is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued Staff Position 157-2 which delays the effective date of Statement 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, this Staff Position defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008. The Company adopted the required provisions of this statement in the current year without a material impact.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows companies to measure many financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted this statement in the current year without a material impact.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words “projected”, “anticipated”, “planned”, “expected”, and similar expressions are intended to identify forward-looking statements. In particular, statements regarding future financial targets or trends are forward-looking statements. Forward-looking statements are not guarantees of our future financial performance, and undue reliance should not be placed on them. Our actual results, performance or achievements may differ significantly from the results, performance or achievements discussed in or implied by the forward-looking statements. Factors that could cause such a difference detailed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (“fiscal 2007”) and in our subsequent periodic reports on Form 10-Q. We disclaim any intent or obligation to update any forward-looking statement.
Overview
     We are a leading specialty retailer and the largest direct marketer of equestrian products in the U.S. For over 20 years, Dover Saddlery has been a premier upscale marketing brand in the English-style riding industry. We sell our products through a multi-market channel strategy, including direct and retail. This multi-market channel strategy has allowed us to use catalogs and our proprietary database of nearly two million names of equestrian enthusiasts as a primary marketing tool to increase catalog sales and to drive additional business to our e-commerce websites and retail stores.
     We have carefully built a multi-market channel platform for growth by developing an extensive consumer database of equestrian enthusiasts and Dover customers. We have positioned ourselves to capitalize on the synergies of combining catalog and Internet operations with a retail market channel. By marketing our products across integrated, multiple market channels, we have strengthened our brand visibility and brand equity, expanded our customer database and increased revenues, profits and market share. While our catalog acts as the primary marketing vehicle to increase Internet and store traffic, each of our channels reinforces the other and generates additional customers. We sell the same equestrian products through multiple market channels to the same customer base, and we operate in one reportable business segment.
Consolidated Performance and Trends
     The net loss in the first quarter of 2008 was ($0.4) million or ($0.07) per share compared to ($0.9) million or ($0.18) per share for the corresponding period in 2007. The net loss decreased 61% in the first quarter of 2008 compared to the first quarter of 2007 due primarily to the prior year litigation settlement expense. The remaining decrease was attributable to reduced selling, general and administration expenses, partially offset by reduced revenues due to soft consumer demand.
     The first quarter of 2008 results reflect our continuing efforts to execute our growth strategy in the retail market channel, where revenues increased 12.8% or $0.5 million in the quarter. This trend of increased revenue and profitability is dependent upon our ability to continue to execute our expansion strategy by opening new store locations and our customers’ continued support of new retail stores. We respond to fluctuations in revenues by adjusting marketing efforts and operations to support our retail stores and manage costs, as well as continuing to focus on our proprietary store optimization modeling to determine the rate and location of new store openings. Our direct market channel revenues decreased 9.3%, to $13.5 million in the first quarter of 2008, due to a combination of factors, including lower unit volumes attributable to the significant consumer slowdown in the overall economy. The reversal of this one-quarter trend of decreased direct revenue and resulting profitability is dependent upon the response of our customers to these market conditions. We respond to fluctuations in our direct customers’ response by adjusting the quantities of catalogs mailed and other marketing and customer-related strategies and tactics in order to maximize revenue opportunity and manage costs.
Results of Operations
     The following table sets forth our un-audited results of operations as a percentage of revenues for the periods shown:

	Three Months Ended
	March 31,	March 31,
	2008	2007

Revenues, net	100.0%	100.0%
Cost of revenues	64.0	64.0
Gross profit	36.0	36.0
Selling, general and administrative expenses	37.3	38.4
Litigation settlement expense	0.0	3.8
Loss from operations	(1.3)	(6.1)
Interest expense, financing and other related costs, net	1.9	1.7
Loss before income tax benefit	(3.2)	(7.8)
Benefit for income taxes	(1.2)	(2.9)
Net loss	(2.0)%	(4.9)%
     The following table presents certain selected un-audited operating data (dollars in thousands):

	Three Months Ended
	March 31,	March 31,
	2008	2007

Revenues, net — direct	$13,497	$14,874
Revenues, net — retail stores	4,158	3,685

Revenues, net — total	$17,655	$18,559

Other operating data:
Number of retail stores (1)	10	8
Capital expenditures	230	418
Gross profit margin	36.0%	36.0%
Adjusted EBITDA(2)	19	(934)
Adjusted EBITDA margin(2)	0.1%	(5.0)%

(1)	Includes nine Dover-branded stores and one Smith Brothers store; the March 31, 2008 store count includes the Charlottesville, VA Dover-branded store opened in Q2 2007, and the Dallas, TX Dover-branded store opened in Q3 2007.

(2)	When we use the term “Adjusted EBITDA”, we are referring to net income minus interest income plus interest expense, income taxes, non-cash stock-based compensation, depreciation and amortization. We present Adjusted EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.
Adjusted EBITDA has some limitations as an analytical tool and you should not consider it in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities or any other measure calculated in accordance with U.S. generally accepted accounting principles. Some of the limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or capital commitments;
•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	Adjusted EBITDA does not reflect the interest expense or cash requirements necessary to service interest or principal payments on our debt;
•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;
•	although stock-based compensation is a non-cash charge, additional stock options might be granted in the future, which might have a future dilutive effect on earnings and EPS; and
•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
     The following table reconciles Adjusted EBITDA to net loss (in thousands):

	Three Months Ended
	March 31, 2008	March 31, 2007

Net loss	$(359)	$(915)
Depreciation	196	160
Amortization of other intangible assets	16	17
Stock-based compensation	38	26
Interest expense, financing and other related costs, net	333	315
Benefit for income taxes	(205)	(537)

Adjusted EBITDA	$19	$(934)

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007
Revenues
     Our total revenues decreased to $17.7 million for the three months ended March 31, 2008, from $18.6 million for the corresponding period in 2007, a decrease of $0.9 million or 4.9%. Revenues in our direct market channel decreased $1.4 million, or 9.3 % to $13.5 million. Revenues in our retail market channel were $4.2 million, an increase of $0.5 million, or 12.8%. The decrease in our direct market channel was due to lower unit volumes attributable to the significant consumer slowdown in the overall economy. The increase in revenues from our retail market channel was due primarily to the opening of new stores in 2007 and resulting increases in retail revenues. Same store sales decreased 0.9% over prior year.
Gross Profit
     Gross profit for the three months ended March 31, 2008 decreased 4.9% to $6.4 million, from $6.7 million for the corresponding period in 2007. Gross profit, as a percentage of revenues, remained unchanged at 36.0% for the three months ended March 31, 2008 and the corresponding period in 2007. The decrease in gross profit of $0.3 million was due to lower revenues in our direct market channel.
Selling, General and Administrative
     Selling, general and administrative expenses decreased for the three months ended March 31, 2008 to $6.6 million, compared to $7.1 million for the corresponding period in 2007. As a percentage of revenues, SG&A expenses were reduced to 37.3% of revenues, from 38.4% of revenues for the corresponding period in 2007. The $0.5 million decrease included tactical reductions in marketing costs of $0.5 million, primarily catalog and discretionary advertising, and professional fees of $0.2 million due to decreased litigation costs. Labor and related costs increased $0.2 million and facility costs increased $0.1 million.

Interest Expense
     Interest expense, including amortization of deferred financing costs attributed to our subordinated debt and revolving credit facility, remained constant at $0.3 million for the three months ended March 31, 2008 and 2007, respectively. Our overall debt levels were consistent during the first quarters of 2008 and 2007.
Income Tax Benefit
     The benefit for income taxes was $0.2 million for the three months ended March 31, 2008, reflecting an effective tax rate of 36.3%, as compared to a benefit of $0.5 million for the corresponding period in 2007, reflecting an effective tax rate of 37.0%. The effective tax rates for the year to date periods were recorded based upon management’s best estimates of the rates for the entire respective years, and are adjusted each quarter.
Net Loss
     The net loss for the first quarter of 2008 decreased 61% to ($0.4) million, compared to ($0.9) million in the first quarter of 2007. This decrease in the net loss was due primarily to the prior year litigation settlement expense. The remaining decrease was attributable to reduced SG&A expenses, partially offset by reduced revenues due to soft consumer demand. The resulting quarterly loss per share decreased to ($0.07) per share from ($0.18) per share in 2007.
Seasonality and Quarterly Fluctuations
     Since 2001, our quarterly product sales have ranged from a low of approximately 20% to a high of approximately 32% of any calendar year’s results. The beginning of the spring outdoor riding season in the northern half of the country has typically generated a slightly stronger second quarter of the year, and the holiday buying season has generated additional demand for our normal equestrian product lines in the fourth quarter of the year. Revenues for the first and third quarters of the calendar year have tended to be somewhat lower than the second and fourth quarters. We anticipate that our revenues will continue to vary somewhat by season. The timing of our new retail store openings has had and is expected to continue to have a significant impact on our quarterly results. We will incur one-time expenses related to the opening of each new store. As we open new stores, (i) revenues may spike and then settle and (ii) pre-opening expenses, including occupancy and management overhead, are incurred, which may not be offset by correlating revenues during the same financial reporting period. As a result of these factors, new retail store openings may result in temporary declines in operating profit, both in dollars and as a percentage of sales.
Liquidity and Capital Resources
     For the three months ended March 31, 2008, we increased our cash by $14,000, while pursuing our growth strategy. Cash was utilized for general working capital requirements, capital expenditure requirements and third-party debt service requirements. The source for the cash generated related to increased borrowings under our revolving credit facility. We successfully completed the refinancing of our senior and subordinated debt agreements in December 2007. As a result, the Company anticipates compliance with all covenants under these credit facilities in each of the next four quarters. We plan in the future to obtain additional financing from banks, or through public offerings or private placements of debt or equity securities, strategic relationships, or other arrangements. In the event we fail to meet our financial covenants with our banks, we may not have access through our line of credit to sufficient working capital to pursue our growth strategy, or if our covenant non-compliance triggers a default, our loans may be called requiring the repayment of all amounts on our loans.
Operating Activities
     Cash utilized in our operating activities for the three months ended March 31, 2008 was $1.4 million. For the three months ended March 31, 2008, cash outflows consisted primarily of seasonal increases in prepaid catalogs and other prepaid expenses of $1.2 million and inventories of $0.8 million, as well as reductions in accrued expenses of $1.5 million, and the net loss of $0.4 million. Cash inflows consisted of seasonal increases in accounts payable and un-presented checks of $1.6 million, decreases in receivables of $0.5 million, and non-cash expenses of $0.4 million. For the three months ended March 31, 2007, cash utilized by our operating activities was $4.5 million, attributable to the net loss, additional inventory of $2.8 million, primarily for new retail stores and seasonal buying, higher seasonal prepaid catalog costs, and reductions in accrued expenses. Cash was increased by additional payables and non-cash expenses.

Investing Activities
     Cash used in our investing activities was $0.3 million for the three months ended March 31, 2008, consisting primarily of retail store build-out and equipment costs. For the three months ended March 31, 2007, cash utilized in our investing activities was $0.4 million. Investment activities represent the purchase of capital equipment in support of our growth, including leasehold improvements, computer equipment, furniture and fixtures, and the purchase of other assets and related deposits. Increases in investment activities can be expected in future periods to outfit our new retail stores.
Financing Activities
     Net cash provided by our financing activities was $1.7 million for the three months ended March 31, 2008, compared to $5.0 million provided in the corresponding period in 2007. In the first quarter of 2008, we funded our seasonal operating activities and investing activities with net borrowings of $1.7 million under our revolving credit facility.
Revolving Credit Facility
     On December 11, 2007, the Company entered into a new senior revolving credit facility with RBS Citizens Bank N.A., under which it can borrow up to $18,000,000, including $2,000,000 for letters of credit. Interest accrues at a variable rate based on either prime rate or published LIBOR rates. The credit facility expires on January 31, 2011, at which time all advances will be immediately due and payable. As of March 31, 2008, the revolving credit facility borrowing limit was $18,000,000 and the amount outstanding under the credit facility was $8,000,000 at the net revolver rate of 5.75% and the unused amount available was $10,000,000. Borrowings are secured by substantially all of the Company’s assets. Under the terms of this credit facility, the Company is subject to various covenants. At March 31, 2008, we were in compliance with our loan covenants under the credit facility, and we anticipate compliance in each of the next four quarters.
Senior Subordinated Note and Warrant
     On December 11, 2007, the Company entered into a mezzanine loan agreement with BCA Mezzanine Fund, LP, Cephas Capital Partners, LP, and SEED Ventures, LP (jointly, the “Subordinated Holders”), which provided for the issuance of a senior subordinated note payable, which is due in full on December 11, 2012 for aggregate proceeds of $5,000,000. The note is subordinated in right of payment to existing and future senior debt, ranks equal in right of payment with any future senior subordinated debt and is senior in right of payment to any future subordinated debt. Interest accrues at an annual rate of 14%, of which 12% is payable quarterly in arrears on the fifth business day of the following month. The remaining 2% per annum is deferrable, and if deferred, shall be compounded annually and due in full on December 11, 2012. As of March 31, 2008, the Company had deferred $31,000 of interest. Prepayment on the principal amount due under the note may voluntarily be made at any time, plus accrued and unpaid interest and a prepayment fee of 5% of the prepaid amount if paid prior to the first anniversary, 4% if paid prior to the second anniversary, 3% if paid prior to the third anniversary, and 0% if paid after December 11, 2010. Under the terms of this senior subordinated credit facility, the Company is subject to various covenants. At March 31, 2008, we were in compliance with our loan covenants under the senior subordinated note, and we anticipate compliance with all covenants under our note in each of the next four quarters.
     Simultaneously with the issuance of this note, we issued warrants to the Subordinated Holders, exercisable at any time after December 11, 2007, for an initial 118,170 shares of our common stock at an initial exercise price of $3.96 per share. The number of shares to be received for the warrants are subject to change in the event of additional equity issuances and/or stock splits.
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

Critical Accounting Policies and Estimates
     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2007 Annual Report on Form 10-K, filed on March 31, 2008, in Note 2 of the Notes to the Consolidated Financial Statements and the “Critical Accounting Policies” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     At March 31, 2008, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended December 31, 2007. More detailed information concerning market risk can be found in Item 7A under the sub-caption “Quantitative and Qualitative Disclosures about Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 43 of our Annual Report on Form 10-K for the year ended December 31, 2007.
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
Interest Rate Sensitivity
     We had cash and cash equivalents totaling $323,000 at March 31, 2008. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We intend to maintain our portfolio of cash equivalents, including money market funds and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. As of March 31, 2008, all of our investments were held in money market funds and certificates of deposits.
     Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments, primarily certain borrowings under our revolving credit facility. The advances under this revolving credit facility bear a variable rate of interest determined as a function of the prime rate or the published LIBOR rate at the time of the borrowing. If interest rates were to increase by one percent, the additional interest expense as of March 31, 2008 would be approximately $80,000 annually. At March 31, 2008, $8,000,000 was outstanding under our revolving credit facility.
Item 4. Controls and Procedures.
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

     Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     We maintain certain internal controls over financial reporting that are appropriate, in management’s judgment with similar cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors.
     An investment in our common stock involves a high degree of risk. You should carefully consider the specific risk factors listed under Part I, Item 1A of our Annual Report for the year ended December 31, 2007 on Form 10-K filed with the SEC on March 31, 2008, together with all other information included or incorporated in our reports filed with the Securities and Exchange Commission. Any such risks may materialize, and additional risks not known to us, or that we now deem immaterial, may arise. In such event, our business, financial condition, results of operations or prospects could be materially adversely affected. If that occurs, the market price of our common stock could fall, and you could lose all or part of your investment.
     This Quarterly Report on Form 10-Q includes or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the use of the words “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “estimates”, and other similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made. We have included important factors in the cautionary statements below that we believe could cause actual results to differ materially from the forward-looking statements contained herein. The forward-looking statements do not reflect the potential impact of any future acquisitions, mergers or dispositions. We do not assume any obligation to update any forward-looking statements contained herein. In addition to the list of significant risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, the following supplemental information might also be considered material in evaluating the risks of our business and an investment in our common stock:
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
     In addition, each retail store is expected to require approximately $900,000 to $1,500,000 of capital, including start up costs, leasehold improvements and inventory, and excluding the cost of the real estate. If actual costs are higher than expected or if sales in such stores are lower than expected, we may not be able to open as many retail stores as anticipated or we will need to raise additional capital in order to continue our growth.
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
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.
     In the three months ended March 31, 2008, the Company did not sell any unregistered securities.
Item 3. Defaults Upon Senior Securities.
     There were no defaults on the Company’s senior securities in the three months ended March 31, 2008.
Item 4. Submission of Matters to a Vote of Security Holders.
     There were no matters submitted to a vote of security holders in the three months ended March 31, 2008.
Item 5. Other Information.
     On April 11, 2008, the Company consummated the acquisition of a significant non-controlling interest in Hobby Horse Clothing Company, Inc., in exchange for 81,720 shares of unregistered Dover common stock. Beginning in the Company’s quarterly report on Form 10-Q for the three months ending June 30, 2008, the Company plans to account for this investment using the equity method.

     The Company has recently received comments from the Securities and Exchange Commission Staff regarding its Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Annual Report”). The Company expects to resolve such comments in the ordinary course, and that such resolution is not likely to result in material changes to its 2007 Annual Report.
     Pursuant to an Audit Committee-approved related party transaction for Dover’s $5,000,000 sub-debt facility led by BCA Mezzanine Fund, L.P., in the first quarter of 2008, the Company expensed $175,000 in interest for the subordinated notes, of which $25,000 was accrued as deferred interest, payable on maturity.
     In order to expedite the efficient build-out of leasehold improvements in its new retail stores, the Company utilizes the services of a real estate development company owned by a non-executive Company employee and minority stockholder to source construction services and retail fixtures. Total payments for the three months ended March 31, 2008 and 2007, consisting primarily of reimbursements for materials and outside labor for the fit-up of stores, were $94,000 and $151,000, respectively.
Item 6. Exhibits.
Exhibit List

Number	Description

*1.1	Form of Underwriting Agreement

*3.1	Amended and Restated Certificate of Incorporation of the Company

*3.2	Certificate of Amendment to Certificate of Incorporation of the Company

*3.3	Second Amended and Restated Certificate of Incorporation of the Company to be filed upon completion of this offering

*3.4	By-laws of the Company

*3.5	Amended and Restated By-laws of the Company to be effective upon completion of this offering

***3.6	Amendment to By-Laws of the Company

*4.1	Shareholders Agreement, dated as of September 17, 1998, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Donald Motsenbocker, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers

*4.2	First Amendment to Shareholders Agreement, dated as of August 29, 2003, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers

*4.3	Second Amendment to Shareholders Agreement, dated as of August 25, 2005, by and among a majority in interest of the Purchasers (as defined therein) and a majority in interest of the Sellers (as defined therein)

*4.4	Instrument of accession, dated as of September 16, 2005, signed by Citizens Ventures, Inc. and accepted by the Company, to that certain Shareholders Agreement, dated as of September 17, 1998, by and among the Company and the Shareholders referenced therein, as amended

*4.5	Form of Common Stock Certificate

*4.6	Warrant to purchase common stock of the Company issued to Patriot Capital Funding, Inc.

*4.7	Amended and Restated 11.50% Senior Secured Subordinated Note, dated September 16, 2005, issued jointly by the Company, Dover Massachusetts and Smith Brothers, Inc. to Patriot Capital Funding, Inc.

**4.8	Mezzanine Promissory Note

**4.9	Specimen Common Stock Purchase Warrant

**4.10	Registration Rights Agreement

Number	Description

*5.1	Opinion of Bingham McCutchen LLP

*5.2	Opinion of Preti Flaherty Beliveau Pachios & Haley LLP

*†10.1	1999 Stock Option Plan (the “1999 Plan”)

*†10.2	Form of Stock Option Agreement under the 1999 Plan

*†10.3	2005 Equity Incentive Plan (the “2005 Plan”)

*†10.4	Form of Stock Option Agreement under the 2005 Plan

*†10.5	Form of Restricted Stock Award Agreement under the 2005 Plan

*10.6	Lease, dated as of May 29, 1997, by and between Dover Massachusetts and CE Holman, LLP

*10.7	Lease, dated as of October 12, 2001, by and between David F. Post and Dover Massachusetts

*10.8	Lease, dated as of March 1, 2003, by and between Smith Brothers, Inc. and JDS Properties, LLC

*10.9	Letter dated February 9, 2005 from the Company to JDS Properties, LLC regarding lease extension

*10.10	Lease, dated as of June 22, 2002, by and between Hockessin Square, L.L.C. and Dover Massachusetts

*10.11	Letter dated January 25, 2005 from the Company to Hockessin Square, L.L.C. regarding lease extension

*10.12	Lease, dated as of November 24, 2003, by and between North Conway Holdings, Inc. and Dover Massachusetts

*10.13	Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers

*10.14	First Amendment to Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers

*10.15	Amendment to Stock Purchase Agreement, dated as of September 17, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers

*10.16	Amended and Restated Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank

*10.17	Amendment to Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank

*10.18	Amended and Restated Security Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank

*10.19	Amended and Restated Pledge Agreement, dated as of December 11, 2003, by and between the Company and Fleet National Bank

*10.20	Shareholder Pledge Agreement, dated as of September 17, 1998, by and among Stephen L. Day, Jonathan A.R. Grylls, David J. Powers, James F. Powers, Michele R. Powers and BankBoston, N.A.

*10.21	Amended and Restated Revolving Credit Note, dated as of December 11, 2003, by Dover Massachusetts for the benefit of Fleet National Bank

*10.22	Letter agreement, dated as of September 16, 2005, by and between Dover Massachusetts and Bank of America, N.A. (successor by merger to Fleet National Bank)

*10.23	Security Agreement, dated as of December 11, 2003, by and between Smith Brothers, Inc. and Fleet National Bank

*10.24	Guaranty, dated as of December 11, 2003, by Smith Brothers, Inc. to Fleet National Bank

*10.25	Redemption Agreement, dated as of August 25, 2005, by and between the Company and Citizens Ventures, Inc.

Number	Description

*10.26	Letter agreement, dated as of September 14, 2005, by and between the Company and Citizens Ventures, Inc., amending that certain Redemption Agreement, dated as of August 26, 2005, by and between the Company and Citizens Ventures, Inc.

*10.27	License Agreement, dated as of February 10, 2003, by and between Weatherbeeta PTY LTD and the Company

*10.28	Settlement Agreement, dated as of December 22, 2003, by and between Libertyville Saddle Shop, Inc. and the Company

†*10.29	Employment Agreement, dated as of September 1, 2005, by and between Stephen L. Day and the Company

†*10.30	Employment Agreement, dated as of September 1, 2005, by and between Jonathan A.R. Grylls and the Company

*10.31	Amended and Restated Subordination Agreement, dated as of September 16, 2005, by and among Bank of America, N.A. (successor by merger to Fleet National Bank), Patriot Capital Funding, Inc. (successor in interest to Wilton Funding, LLC) and Dover Massachusetts, acknowledged by the Company and Smith Brothers, Inc.

*10.32	Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc., Patriot Capital Funding, Inc. and the Purchasers referenced therein

*10.33	Amended and Restated Security Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc. and Patriot Capital Funding, Inc.

##10.34(1)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Stephen L. Day

##10.35(2)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Jonathan A.R. Grylls

##10.36(4)	Second Amendment dated as of March 28, 2006 to Amended and Restated Loan Agreement with Bank of America

##10.37(5)	Amendment No. 1 dated as of March 28, 2006 to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.

++10.38	Agreement of Lease dated March 29, 2006 by and between the Company and Sparks Lot Seven, LLC Agreement of Lease dated March 29, 2006 by and between the Company and Sparks Lot Seven, LLC

^^10.39	Commercial Lease executed as of March 9, 2001 between Marvid Crabyl, LLC and Dover Saddlery, Inc., as amended and extended

^^10.40	Stock Purchase Agreement dated as of May 19, 2006 among Dover Saddlery, Inc., Dover Saddlery Retain, Inc., Old Dominion Enterprises, Inc. and Reynolds Young, as amended

^^10.41	Lease made as of June 2006 between Humphrey and Rodgers and Dover Saddlery Retail, Inc.

^^10.42	Agreement of Lease for Shopping Center Space between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc. Dated as of May 20, 1997

^^10.43	LB’s of Virginia Building Lease Agreement dated November 1, 2000, as amended

^^10.44	Lease agreement made July 10, 2006 between Hopkins Roads Associates and Dover Saddlery Retail, Inc.

^^10.45(5)	Consent and Amendment No. 2, dated June 29, 2006, to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.

^^10.46(6)	Waiver letter dated as of June 27, 2006 between Bank of America, N.A. and Dover Saddlery, Inc.

+10.47(7)	First Amendment and Extension to Lease Agreement dated September 2006 between C.E. Holman Limited Partnership and Dover Saddlery, Inc.

#10.48(4)	Third Amendment dated as of March 29, 2007 to Amended and Restated Loan Agreement dated as of December 11, 2003, with Bank of America

Number	Description

#10.49(5)	Waiver and Amendment No. 3 dated March 30, 2007 to the Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.

###10.50(6)	Waiver by Bank of America dated May 14, 2007

###10.51(8)	Waiver and Consent by Patriot Capital Funding, Inc. dated May 15, 2007

^^^10.52(6)	Waiver by Bank of America dated August 9, 2007

^^^10.53(8)	Waiver and Consent by Patriot Capital Funding, Inc. dated August 10, 2007

^^^10.54(9)	Renewal of Lease for Shopping Center Space executed August 3, 2007 between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc.

^^^10.55	Shopping Center Lease Agreement dated May 30, 2007 between Pavillion North, Ltd., and Dover Saddlery Retail, Inc.

^^^10.56	First Amendment dated June 25, 2007 to Shopping Center Lease Agreement between Pavillion North, Ltd. and Dover Saddlery Retail, Inc. which amends Exhibit 10.55 filed herewith

+++10.57(7)	Second Amendment and Extension of Lease Agreement dated August 30, 2007 between C.E. Holman Limited Partnership, and Dover Saddlery Retail, Inc.

+++10.58(6)	Waiver and Amendment to Bank of America Loan Agreement dated November 9, 2007

**10.59	Loan and Security Agreement dated December 11, 2007 between RBS Citizens Bank N.A and Dover Saddlery, Inc.

**10.60	Revolving Credit Note dated December 11, 2007 between RBS Citizens Bank N.A. and Dover Saddlery, Inc.

**10.61	Intercreditor, Subordination and Standby Agreement dated December 11, 2007 between RBS Citizens Bank N.A. and Dover Saddlery, Inc.

**10.62	Mezzanine Loan Agreement dated December 11, 2007 between BCA Mezzanine Fund, L.P. and Dover Saddlery, Inc.

**10.63	Mezzanine Security Agreement dated December 11, 2007 between BCA Mezzanine Fund, L.P. and Dover Saddlery, Inc.

&10.64	Stonewood Village Shopping Center Lease Agreement dated January 21, 2008 between Stonewood Partners, LLC and Dover Saddlery Retail, Inc.

&10.65	Shopping Center Lease Agreement dated January 18, 2008 between Cedar Glen, LLC and Dover Saddlery Retail, Inc.

#14.1(3)	Code of Business Conduct and Ethics

##21.1	Subsidiaries of the Company

*23.1	Consent of Bingham McCutchen LLP (included in Exhibit 5.1)

&23.2	Consent of Ernst & Young LLP

*23.3	Consent of Preti Flaherty Beliveau Pachios & Haley PLLC (included in Exhibit 5.2)

*24.1	Power of Attorney

^31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

^31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

^32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

*99.1	Consent of William F. Meagher, Jr.

^	Filed herewith

*	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-127888)

&	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 on March 31, 2008

**	Filed with the Company’s Form 8-K Current Report on December 14, 2007

***	Filed with the Company’s Form 8-K Current Report on December 28, 2007

+++	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 on November 13, 2007

^^^	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 on August 14, 2007

###	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 on May 15, 2007

##	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 on April 2, 2007

#	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 on March 30, 2006

++	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, on May 15, 2006

^^	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 , on August 14, 2006

+	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, on November 13, 2006

†	Indicates a management contract or compensatory plan or arrangement

(1)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.30

(2)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.31

(3)	Amends and restates Code of Conduct and Ethics filed with the Company’s Registration Statement on Form S-1/A on October 2, 2005 as Exhibit 14.1

(4)	Amends Amended and Restated Loan Agreement dated as of December 11, 2003, with Fleet National Bank, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.18

(5)	Amends Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement dated as of September 16, 2005, with Patriot Capital Funding, Inc., filed with the Company’s Registration Statement on Form S-1/A on October 5, 2005 as Exhibit 10.32.

(6)	Pertains to Amended and Restated Loan Agreement dated as of December 11, 2003, with Fleet National Bank, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.16

(7)	Amends Lease dated as of May 29, 1997, by and between Dover Massachusetts and CE Holman LLP, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.6

(8)	Pertains to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement dated as of September 16, 2005, with Patriot Capital Funding, Inc., filed with the Company’s Registration Statement on Form S-1/A on October 5, 2005 as Exhibit 10.32.

(9)	Amends and renews Lease Agreement for Shopping Center Space between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc. dated as of May 20, 1997, as filed on August 14, 2006 with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 as Exhibit 10.42.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOVER SADDLERY, INC.
Dated: May 14, 2008	By:	/s/ Michael W. Bruns
Michael W. Bruns, Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Number	Description

*1.1	Form of Underwriting Agreement

*3.1	Amended and Restated Certificate of Incorporation of the Company

*3.2	Certificate of Amendment to Certificate of Incorporation of the Company

*3.3	Second Amended and Restated Certificate of Incorporation of the Company to be filed upon completion of this offering

*3.4	By-laws of the Company

*3.5	Amended and Restated By-laws of the Company to be effective upon completion of this offering

***3.6	Amendment to By-Laws of the Company

*4.1	Shareholders Agreement, dated as of September 17, 1998, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Donald Motsenbocker, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers

*4.2	First Amendment to Shareholders Agreement, dated as of August 29, 2003, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers

*4.3	Second Amendment to Shareholders Agreement, dated as of August 25, 2005, by and among a majority in interest of the Purchasers (as defined therein) and a majority in interest of the Sellers (as defined therein)

*4.4	Instrument of accession, dated as of September 16, 2005, signed by Citizens Ventures, Inc. and accepted by the Company, to that certain Shareholders Agreement, dated as of September 17, 1998, by and among the Company and the Shareholders referenced therein, as amended

*4.5	Form of Common Stock Certificate

*4.6	Warrant to purchase common stock of the Company issued to Patriot Capital Funding, Inc.

*4.7	Amended and Restated 11.50% Senior Secured Subordinated Note, dated September 16, 2005, issued jointly by the Company, Dover Massachusetts and Smith Brothers, Inc. to Patriot Capital Funding, Inc.

**4.8	Mezzanine Promissory Note

**4.9	Specimen Common Stock Purchase Warrant

**4.10	Registration Rights Agreement

*5.1	Opinion of Bingham McCutchen LLP

*5.2	Opinion of Preti Flaherty Beliveau Pachios & Haley LLP

*†10.1	1999 Stock Option Plan (the “1999 Plan”)

*†10.2	Form of Stock Option Agreement under the 1999 Plan

*†10.3	2005 Equity Incentive Plan (the “2005 Plan”)

*†10.4	Form of Stock Option Agreement under the 2005 Plan

Number	Description

*†10.5	Form of Restricted Stock Award Agreement under the 2005 Plan

*10.6	Lease, dated as of May 29, 1997, by and between Dover Massachusetts and CE Holman, LLP

*10.7	Lease, dated as of October 12, 2001, by and between David F. Post and Dover Massachusetts

*10.8	Lease, dated as of March 1, 2003, by and between Smith Brothers, Inc. and JDS Properties, LLC

*10.9	Letter dated February 9, 2005 from the Company to JDS Properties, LLC regarding lease extension

*10.10	Lease, dated as of June 22, 2002, by and between Hockessin Square, L.L.C. and Dover Massachusetts

*10.11	Letter dated January 25, 2005 from the Company to Hockessin Square, L.L.C. regarding lease extension

*10.12	Lease, dated as of November 24, 2003, by and between North Conway Holdings, Inc. and Dover Massachusetts

*10.13	Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers

*10.14	First Amendment to Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers

*10.15	Amendment to Stock Purchase Agreement, dated as of September 17, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers

*10.16	Amended and Restated Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank

*10.17	Amendment to Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank

*10.18	Amended and Restated Security Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank

*10.19	Amended and Restated Pledge Agreement, dated as of December 11, 2003, by and between the Company and Fleet National Bank

*10.20	Shareholder Pledge Agreement, dated as of September 17, 1998, by and among Stephen L. Day, Jonathan A.R. Grylls, David J. Powers, James F. Powers, Michele R. Powers and BankBoston, N.A.

*10.21	Amended and Restated Revolving Credit Note, dated as of December 11, 2003, by Dover Massachusetts for the benefit of Fleet National Bank

*10.22	Letter agreement, dated as of September 16, 2005, by and between Dover Massachusetts and Bank of America, N.A. (successor by merger to Fleet National Bank)

*10.23	Security Agreement, dated as of December 11, 2003, by and between Smith Brothers, Inc. and Fleet National Bank

*10.24	Guaranty, dated as of December 11, 2003, by Smith Brothers, Inc. to Fleet National Bank

*10.25	Redemption Agreement, dated as of August 25, 2005, by and between the Company and Citizens Ventures, Inc.

*10.26	Letter agreement, dated as of September 14, 2005, by and between the Company and Citizens Ventures, Inc., amending that certain Redemption Agreement, dated as of August 26, 2005, by and between the Company and Citizens Ventures, Inc.

*10.27	License Agreement, dated as of February 10, 2003, by and between Weatherbeeta PTY LTD and the Company

*10.28	Settlement Agreement, dated as of December 22, 2003, by and between Libertyville Saddle Shop, Inc. and the Company

†*10.29	Employment Agreement, dated as of September 1, 2005, by and between Stephen L. Day and the Company

Number	Description

†*10.30	Employment Agreement, dated as of September 1, 2005, by and between Jonathan A.R. Grylls and the Company

*10.31	Amended and Restated Subordination Agreement, dated as of September 16, 2005, by and among Bank of America, N.A. (successor by merger to Fleet National Bank), Patriot Capital Funding, Inc. (successor in interest to Wilton Funding, LLC) and Dover Massachusetts, acknowledged by the Company and Smith Brothers, Inc.

*10.32	Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc., Patriot Capital Funding, Inc. and the Purchasers referenced therein

*10.33	Amended and Restated Security Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc. and Patriot Capital Funding, Inc.

##10.34(1)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Stephen L. Day

##10.35(2)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Jonathan A.R. Grylls

##10.36(4)	Second Amendment dated as of March 28, 2006 to Amended and Restated Loan Agreement with Bank of America

##10.37(5)	Amendment No. 1 dated as of March 28, 2006 to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.

++10.38	Agreement of Lease dated March 29, 2006 by and between the Company and Sparks Lot Seven, LLC

^^10.39	Commercial Lease executed as of March 9, 2001 between Marvid Crabyl, LLC and Dover Saddlery, Inc., as amended and extended

^^10.40	Stock Purchase Agreement dated as of May 19, 2006 among Dover Saddlery, Inc., Dover Saddlery Retain, Inc., Old Dominion Enterprises, Inc. and Reynolds Young, as amended

^^10.41	Lease made as of June 2006 between Humphrey and Rodgers and Dover Saddlery Retail, Inc.

^^10.42	Agreement of Lease for Shopping Center Space between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc. Dated as of May 20, 1997

^^10.43	LB’s of Virginia Building Lease Agreement dated November 1, 2000, as amended

^^10.44	Lease agreement made July 10, 2006 between Hopkins Roads Associates and Dover Saddlery Retail, Inc.

^^10.45(5)	Consent and Amendment No. 2, dated June 29, 2006, to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.

^^10.46(6)	Waiver letter dated as of June 27, 2006 between Bank of America, N.A. and Dover Saddlery, Inc.

+10.47(7)	First Amendment and Extension to Lease Agreement dated September 2006 between C.E. Holman Limited Partnership and Dover Saddlery, Inc.

#10.48(4)	Third Amendment dated as of March 29, 2007 to Amended and Restated Loan Agreement dated as of December 11, 2003, with Bank of America

#10.49(5)	Waiver and Amendment No. 3 dated March 30, 2007 to the Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.

###10.50(6)	Waiver by Bank of America dated May 14, 2007

###10.51(8)	Waiver and Consent by Patriot Capital Funding, Inc. dated May 15, 2007

^^^10.52(6)	Waiver by Bank of America dated August 9, 2007

^^^10.53(8)	Waiver and Consent by Patriot Capital Funding, Inc. dated August 10, 2007

Number	Description

^^^10.54(9)	Renewal of Lease for Shopping Center Space executed August 3, 2007 between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc.

^^^10.55	Shopping Center Lease Agreement dated May 30, 2007 between Pavillion North, Ltd., and Dover Saddlery Retail, Inc.

^^^10.56	First Amendment dated June 25, 2007 to Shopping Center Lease Agreement between Pavillion North, Ltd. and Dover Saddlery Retail, Inc. which amends Exhibit 10.55 filed herewith

+++10.57(7)	Second Amendment and Extension of Lease Agreement dated August 30, 2007 between C.E. Holman Limited Partnership, and Dover Saddlery Retail, Inc.

+++10.58(6)	Waiver and Amendment to Bank of America Loan Agreement dated November 9, 2007

**10.59	Loan and Security Agreement dated December 11, 2007 between RBS Citizens Bank N.A and Dover Saddlery, Inc.

**10.60	Revolving Credit Note dated December 11, 2007 between RBS Citizens Bank N.A. and Dover Saddlery, Inc.

**10.61	Intercreditor, Subordination and Standby Agreement dated December 11, 2007 between RBS Citizens Bank N.A. and Dover Saddlery, Inc.

**10.62	Mezzanine Loan Agreement dated December 11, 2007 between BCA Mezzanine Fund, L.P. and Dover Saddlery, Inc.

**10.63	Mezzanine Security Agreement dated December 11, 2007 between BCA Mezzanine Fund, L.P. and Dover Saddlery, Inc.

&10.64	Stonewood Village Shopping Center Lease Agreement dated January 21, 2008 between Stonewood Partners, LLC and Dover Saddlery Retail, Inc.

&10.65	Shopping Center Lease Agreement dated January 18, 2008 between Cedar Glen, LLC and Dover Saddlery Retail, Inc.

#14.1(3)	Code of Business Conduct and Ethics

##21.1	Subsidiaries of the Company

*23.1	Consent of Bingham McCutchen LLP (included in Exhibit 5.1)

&23.2	Consent of Ernst & Young LLP

*23.3	Consent of Preti Flaherty Beliveau Pachios & Haley PLLC (included in Exhibit 5.2)

*24.1	Power of Attorney

^31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

^31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

^32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

*99.1	Consent of William F. Meagher, Jr.

^	Filed herewith

*	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-127888)

&	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 on March 31, 2008

**	Filed with the Company’s Form 8-K Current Report on December 14, 2007

***	Filed with the Company’s Form 8-K Current Report on December 28, 2007

+++	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 on November 13, 2007

^^^	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 on August 14, 2007

###	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 on May 15, 2007

##	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 on April 2, 2007

#	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 on March 30, 2006

++	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, on May 15, 2006

^^	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 , on August 14, 2006

+	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, on November 13, 2006

†	Indicates a management contract or compensatory plan or arrangement

(1)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.30

(2)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.31

(3)	Amends and restates Code of Conduct and Ethics filed with the Company’s Registration Statement on Form S-1/A on October 2, 2005 as Exhibit 14.1

(4)	Amends Amended and Restated Loan Agreement dated as of December 11, 2003, with Fleet National Bank, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.18

(5)	Amends Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement dated as of September 16, 2005, with Patriot Capital Funding, Inc., filed with the Company’s Registration Statement on Form S-1/A on October 5, 2005 as Exhibit 10.32.

(6)	Pertains to Amended and Restated Loan Agreement dated as of December 11, 2003, with Fleet National Bank, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.16

(7)	Amends Lease dated as of May 29, 1997, by and between Dover Massachusetts and CE Holman LLP, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.6

(8)	Pertains to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement dated as of September 16, 2005, with Patriot Capital Funding, Inc., filed with the Company’s Registration Statement on Form S-1/A on October 5, 2005 as Exhibit 10.32.

(9)	Amends and Renews Lease Agreement for Shopping Center Space between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc. dated May 20, 1997, as filed on August 14, 2006 with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 as Exhibit 10.42.