Form 10-Q/A
period 2008-03-31
DOVER SADDLERY INC
filed 2008-06-16
CIK 1071625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
     Dover Saddlery, Inc. is filing this amendment (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (the “Form 10-Q”) filed with the U.S. Securities and Exchange Commission (“SEC”) on May 14, 2008, solely to correct an inadvertent error in the wording of Exhibits 31.1 and 31.2.
     This Form 10-Q/A continues to speak as of the date of the Form 10-Q and no attempt has been made to modify or update disclosures in the original Form 10-Q except as noted above. This Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related disclosures. Information not affected by this Form 10-Q/A is unchanged and reflects the disclosure made at the time of the filing of the Form 10-Q with the SEC. In particular, any forward-looking statements included in this Form 10-Q/A represent management’s view as of the filing date of the Form 10-Q. Accordingly, this 10-Q/A should be read in conjunction with the original Form 10-Q.
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act (as amended, filed herewith)

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act (as amended, filed herewith)

32.1
Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dover Saddlery, Inc.
By:	/s/ Michael W. Bruns
Michael W. Bruns
Chief Financial Officer (Principal Financial Officer)

Dated: June 16, 2008