Form 10-Q
period 2008-09-30
DOVER SADDLERY INC
filed 2008-11-14
CIK 1071625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended September 30, 2008
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
YES ☑      NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”,“accelerated filer”, and “smaller reporting company”, in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
     Shares outstanding of the registrant’s common stock (par value $0.0001) on November 7, 2008: 5,187,038

DOVER SADDLERY, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
DOVER SADDLERY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$368	$309
Accounts receivable	706	1,169
Inventory	17,739	16,769
Prepaid catalog costs	1,755	1,427
Prepaid expenses and other current assets	1,453	952
Deferred income taxes	82	72

Total current assets	22,103	20,698
Net property and equipment	3,565	3,153
Other assets:
Goodwill	14,267	14,267
Deferred income taxes	463	472
Intangibles and other assets, net	1,104	741

Total other assets	15,834	15,480

Total assets	$41,502	$39,331

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation and outstanding checks	$629	$618
Accounts payable	3,309	3,314
Accrued expenses and other current liabilities	2,660	3,713
Income taxes payable	—	568

Total current liabilities	6,598	8,213

Long-term liabilities:
Revolving line of credit	9,400	6,300
Subordinated notes payable, net	4,854	4,738
Capital lease obligation, net of current portion	161	150

Total long-term liabilities	14,415	11,188
Stockholders’ equity:
Common Stock, par value $0.0001 per share; 15,000,000 shares authorized; issued 5,187,038 as of September 30, 2008 and 5,105,318 as of December 31, 2007	1	1
Additional paid in capital	44,756	44,262
Treasury stock, 795,865 shares at cost	(6,082)	(6,082)
Accumulated deficit	(18,186)	(18,251)

Total stockholders’ equity	20,489	19,930

Total liabilities and stockholders’ equity	$41,502	$39,331

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Revenues, net	$19,022	$19,911	$56,617	$58,468
Cost of revenues	12,031	12,541	36,296	36,854

Gross profit	6,991	7,370	20,321	21,614
Selling, general and administrative expenses	6,326	6,220	19,196	19,906
Litigation settlement expense	—	—	—	700

Income from operations	665	1,150	1,125	1,008
Interest expense, financing and other related costs, net	317	445	966	1,158
Other loss	(20)	—	(18)	—

Income (loss) before income tax provision (benefit)	328	705	141	(150)
Provision (benefit) for income taxes	154	261	76	(56)

Net income (loss)	$174	$444	$65	$(94)

Net income (loss) per share
Basic	$0.03	$0.09	$0.01	$(0.02)

Diluted	$0.03	$0.08	$0.01	$(0.02)

Number of shares used in per share calculation
Basic	5,187,000	5,089,000	5,157,000	5,079,000
Diluted	5,274,000	5,367,000	5,266,000	5,079,000
See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2008	2007
Operating activities:
Net income (loss)	$65	$(94)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	598	584
Deferred income taxes	—	(244)
Loss from investment in affiliate (Note H)	18	—
Stock-based compensation	115	77
Non-cash interest expense	194	107
Changes in current assets and liabilities:
Accounts receivable	463	(318)
Inventory	(970)	(3,957)
Prepaid catalog costs and other current assets	(831)	(480)
Accounts payable	(5)	(22)
Accrued expenses, other current liabilities and income taxes payable	(1,621)	(174)

Net cash used in operating activities	(1,974)	(4,521)
Investing activities:
Purchases of property and equipment	(887)	(795)
Investment in affiliate (Note H)	(33)	—
Change in other assets	(68)	(38)

Net cash used in investing activities	(988)	(833)
Financing activities:
Borrowings under revolving line of credit	3,100	6,700
Change in outstanding checks	31	(1,125)
Payments of commitment and financing fees	—	(45)
Payments on capital leases	(110)	(110)

Net cash provided by financing activities	3,021	5,420

Net increase in cash and cash equivalents	59	66

Cash and cash equivalents at beginning of period	309	101

Cash and cash equivalents at end of period	$368	$167

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$773	$1,036

Income taxes	$1,136	$653

Supplemental disclosure of non-cash financing activities
Issuance of common stock in connection with investment in affiliate (Note H)	$380	$—

Equipment acquired under capital leases	$100	$132

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A. Nature of Business and Basis of Preparation
          Dover Saddlery, Inc., a Delaware corporation (the “Company”), is a leading specialty retailer and the largest direct marketer of equestrian products in the United States. The Company sells its products through a multi-market channel strategy, including direct and retail, with stores located in Massachusetts, New Hampshire, Delaware, Texas, Maryland, Virginia, New Jersey and, subsequent to the close of the Company’s third quarter on September 30, 2008, in Georgia. The Company provides a complete line of products, as well as specially developed private label offerings from its direct marketing headquarters, warehouse, and call center facility in Littleton, Massachusetts.
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
          We offer a comprehensive selection of products required to own, train and compete with a horse, selling from under $1.00 to over $6,000. Our equestrian product line includes a broad variety of separate items, such as saddles, tack, specialized apparel, footwear, horse clothing, horse health and stable products. Separate reporting of the revenues of these numerous items is not practical.
          The Company views its operations and manages its business as one operating segment utilizing a multi-channel distribution strategy. Market channel revenues are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Revenues, net – direct	$13,077	$14,318	$40,661	$44,279
Revenues, net – retail stores	5,945	5,593	15,956	14,189

Revenues, net – total	$19,022	$19,911	$56,617	$58,468

          The accompanying condensed consolidated financial statements comprise those of the Company, its wholly-owned subsidiaries, and its investment in affiliates. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 are unaudited. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the years ended December 31, 2007 and 2006 and include all adjustments, consisting of only usual recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results expected for the full year ended December 31, 2008.
          Certain footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to pertinent rules and regulations, although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited December 31, 2007 financial statements, which are included in our Annual Report on Form 10-K, filed on March 31, 2008.
B. Accounting for Stock-Based Compensation
          On January 1, 2006, the Company adopted Statement of Accounting Standards SFAS No. 123(R). Accordingly, the Company recognizes the fair value of compensation cost of stock-based awards on a straight-line basis over the vesting period of the award. Stock-based compensation for the three months ended September 30, 2008 and 2007 was $38,000 and $26,000, respectively. For the nine months ended September 30, 2008 and 2007, stock-based compensation was $115,000 and $77,000, respectively.
          There was no activity related to stock option grants, exercises or forfeitures for the nine months ended September 30, 2008.
          The amount of stock-based compensation expense that may be recognized for outstanding, unvested options as of September 30, 2008 was approximately $528,000, to be recognized on a straight-line basis over the employee’s remaining weighted average vesting term of 4 years. As of September 30, 2008, the intrinsic value of all “in the money” outstanding options was approximately $280,000.

C. Inventory
          Inventory consists of finished goods in the Company’s mail-order warehouse and retail stores. The Company’s inventories are stated at the lower of cost, with cost determined by the first-in, first-out method, or net realizable value. The Company maintains a reserve for excess and obsolete inventory. This reserve was $95,000 as of September 30, 2008 and December 31, 2007. The Company continuously monitors the salability of its inventories to ensure adequate valuation of the related merchandise.
D. Advertising
          The costs of direct-response advertising materials, primarily catalog production and distribution costs are deferred in accordance with Statement of Position (SOP) 93-7, Reporting on Advertising Costs. These costs are recognized over the period of expected future revenue, which is less than one year. Deferred costs as of September 30, 2008 and December 31, 2007 were $1,755,000 and $1,427,000, respectively. The combined marketing and advertising costs charged to selling, general, and administrative expenses for the three months ended September 30, 2008 and 2007 were $2,229,000 and $2,156,000, respectively. For the nine months ended September 30, 2008 and 2007 combined marketing and advertising costs charged to selling, general, and administrative expenses were $6,844,000 and $7,510,000, respectively.
E. Comprehensive Income (Loss)
          SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The comprehensive income for the three months ended September 30, 2008 and 2007 was comprised entirely of the current period net income of $174,000 and $444,000, respectively. For the nine months ended September 30, 2008 and 2007, the comprehensive income (loss) was comprised entirely of the current period net income (loss) of $65,000 and $(94,000), respectively.
F. Net Income (Loss) Per Share
          A reconciliation of the number of shares used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Basic weighted average common shares outstanding	5,187	5,089	5,157	5,079
Add: Dilutive effect of assumed stock option and warrant exercises less potential incremental shares purchased under the treasury method	87	278	109	—
Diluted weighted average common shares outstanding	5,274	5,367	5,266	5,079
G. Financing Agreements
Revolving Credit Facility
          The $18,000,000 revolving credit facility, of which up to $2,000,000 can be in the form of letters of credit, bears interest at the base rate, announced from time to time by the bank, plus an applicable margin determined by the Company’s funded debt ratio. At September 30, 2008, the bank rate was 5.0%, less the applicable margin of (0.75%). Interest is payable monthly on the last business day of each month. At its option, the Company may have all or a portion of the unpaid principal under the credit facility bear interest at various LIBOR rate options.
          The Company is obligated to pay commitment fees of 0.125% per annum on the average daily, unused amount of the line of credit during the preceding quarter. All assets of the Company collateralize the revolving credit facility. Under the terms of the credit facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios, operating cash flows, current asset ratios, and capital expenditures. At September 30, 2008, the Company was in compliance with all covenants. The revolving line of credit is due in full in January 2011.
          At September 30, 2008, the Company had the ability to borrow $18,000,000 on the revolving line of credit, subject to certain covenants, of which $9,400,000 was outstanding, bearing interest at the net revolver rate of 4.25%. At December 31, 2007, the Company had the ability to borrow $18,000,000, of which $6,300,000 was outstanding, bearing interest at 7.0%.
Senior Subordinated Notes Payable and Warrants
          In December 2007, the Company issued $5,000,000 in senior subordinated notes payable. The notes are subordinated in right of payment to existing and future senior debt, rank equal in right of payment with any future senior subordinated debt and are senior in right of payment to any future subordinated debt. Interest accrues at an annual rate of 14%, of which 12% is payable quarterly in arrears. The remaining 2% per annum is deferrable, and if deferred, shall be compounded and due in full on December 11, 2012. As of September 30, 2008, the Company had deferred $80,833 of interest. Prepayment on the principal amount due under the notes may voluntarily be made at any time, plus accrued and unpaid interest and a prepayment fee of 5% of the prepaid amount if paid prior to the first anniversary, 4% if paid prior to the second anniversary, 3% if paid prior to the third anniversary, and 0% if paid after December 11, 2010.
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
          As of September 30, 2008, the net $4,854,000 subordinated notes, on the consolidated balance sheet, reflect the $5,000,000 face value, plus the $80,833 in deferred interest less the remaining unamortized net discount of $227,000. As of December 31, 2007, the net $4,738,000 subordinated notes, on the consolidated balance sheet, reflect the $5,000,000 face value, plus the $5,833 in deferred interest less the remaining unamortized net discount of $268,000.
          Under the terms of the subordinated note agreements, the Company is subject to certain covenants, including, among others, maximum funded debt ratios, operating cash flows, current asset ratios and capital expenditures. At September 30, 2008, the Company was in compliance with all covenants.
Cash and Cash Equivalents
          The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Outstanding checks, net of cash balances in a single bank account, are classified as outstanding checks in current liabilities.
H. Investment in Affiliate
          Investments are accounted for using the equity method of accounting if the investment provides the Company the ability to exercise significant influence, but not control, over an investee, as generally deemed to exist if the Company has an ownership interest in the voting stock of the Investee of between 20% and 50%. The Company records its investment in equity method investees meeting these characteristics as “Investment in affiliated company”, included in Intangibles and Other Assets in the accompanying Condensed Consolidated Balance Sheets.
          Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or loss of the affiliate as they occur, rather than as dividends or other distributions are received, limited to the extent of the Company’s investment in, advances to, and commitments for the investee.
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
Dover’s share of HH’s net loss for the three and nine months ended September 30, 2008 was $(20,024) and $(17,637), respectively. This amount is net of the estimated intangible asset customer list amortization (resulting from the preliminary purchase price allocation) and is included in Other Loss in the accompanying Condensed Consolidated Statements of Operations. The carrying value at September 30, 2008 was $395,663 and was included in Intangibles and Other Assets in the accompanying Condensed Consolidated Balance Sheets.
          Under certain circumstances, the Company may have the right, or obligation, to acquire the remaining 60% of the common stock of HH.
I. Income Taxes
          Effective January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. At September 30, 2008, the Company had no liability recorded for unrecognized tax benefits compared to a $25,000 liability recorded at December 31, 2007. State income tax payments were made in the second quarter of 2008, reducing the December 31, 2007 liability to zero.
          The Company records interest and penalties related to income taxes as a component of income tax expense. The Company did not recognize any interest expense during the three months ended September 30, 2008. During the nine months ended September 30, 2008, the Company recognized $8,420 of interest expense.
          Tax years 2005 through 2007 remain subject to examination by the IRS, and 2004 through 2007 tax years remain subject to examination by Massachusetts and various other jurisdictions that are not material to the financial statements. The Company is currently under examination by certain states. No federal examinations are currently in progress.
J. Related Party Transactions
          On October 26, 2007, the disinterested members of the Audit Committee of the Board of Directors approved a $5,000,000 subordinated debt financing facility as part of a plan to refinance the Company’s former subordinated debt with Patriot Capital. The new sub-debt facility was led by BCA Mezzanine Fund, L.P., which participated at $2,000,000 (in which Company Board member Gregory Mulligan holds a management position and indirect economic interest). The current subordinated loans were consummated as of December 11, 2007. Except as noted above with respect to Mr. Mulligan, there is no relationship, arrangement or understanding between the Company and any of the Subordinated Holders or any of their affiliates, other than in respect of the loan agreement establishing and setting forth the terms and conditions of this mezzanine loan agreement. The interest expensed for the subordinated notes payable during the three and nine months ended September 30, 2008, was $175,000 and $525,000, respectively.
          In October of 2004, the Company entered into a lease agreement with a minority stockholder. The agreement, which relates to the Plaistow, NH retail store, is a five year lease with options to extend for an additional fifteen years. During the three months ended September 30, 2008 and 2007, the Company expensed in connection with this lease $47,000 and $46,000, respectively. During the nine months ended September 30, 2008 and 2007, the Company expensed in connection with this lease $140,000 and $138,000, respectively. In addition, a related deposit of $18,750 is recorded as prepaid expenses and other current assets, as of September 30, 2008 and December 31, 2007.
          In order to expedite the efficient build-out of leasehold improvements in its new retail stores, the Company utilizes the services of a real estate development company owned by a non-executive Company employee and minority stockholder to source construction services and retail fixtures. Total payments made to the real estate development company for the three months ended September 30, 2008 and 2007, consisting primarily of reimbursements for materials and outside labor for the fit-up of stores, were $103,000 and $116,000, respectively. For the nine months ended September 30, 2008 and 2007, total payments were $247,000 and $387,000, respectively.

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
          In connection with retail locations, the Company enters into various operating lease agreements, with escalating rental payments. The effects of variable rent disbursements have been expensed on a straight-line basis over the life of the lease in accordance with SFAS No. 13, Accounting for Leases. As of September 30, 2008 and December 31, 2007, there was approximately $180,000 and $110,000, respectively, of deferred rent recorded in accrued expenses and other current liabilities.
Contingencies
          From time to time, the Company is exposed to litigation relating to our products and operations. As of September 30, 2008, we were not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material, adverse affect on our financial condition or results of operations.
          The Company has been named as a defendant in litigation brought by one of its customers against the manufacturer of a riding helmet for injuries sustained in an equestrian accident. To the best of our knowledge, the product was designed and manufactured by our vendor to industry standards. The claim against Dover is covered by our insurance, and we vigorously deny liability.
          On March 24, 2006, Goldsmith, Agio, Helms and Linner, LLC, (GAH) filed a demand for arbitration with the American Arbitration Association for $2,100,000, plus interest, seeking a success fee purportedly due in connection with the Company’s Initial Public Offering. In May 2007, we finalized the settlement with GAH and agreed to pay $700,000 in order to avoid the burden on management, the costs of preparation and trial, and risks of a potential adverse outcome. This charge was recorded in the first quarter of 2007. As of September 30, 2008, $610,000 of this settlement had been paid under the agreement. The remaining $90,000, plus interest, is scheduled to be paid in installments through April 1, 2009, and is recorded in Accrued Expenses and Other Current Liabilities within the accompanying Condensed Consolidated Balance Sheets.
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
          In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“Statement 141R”) and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51 (“Statement 160”). Statement 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. Statement 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. Statements 141R and 160 are effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. SFAS 141R will only impact the Company in accounting for business combinations consummated subsequent to the date of adoption.
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
Consolidated Performance and Trends
          The net income in the third quarter of 2008 was $174,000 or $0.03 per diluted share, compared to $444,000 or $0.08 per diluted share for the corresponding period in 2007. Net income decreased 61% in the third quarter of 2008 compared to the corresponding period in 2007, due primarily to reduced revenues attributable to soft consumer demand.
          The third quarter of 2008 results reflect our continuing efforts to execute our growth strategy in the retail market channel, where revenues increased 6.3% to $5.9 million in the quarter. This trend of increased revenue may be slowed or eroded by delays in the execution of our new store expansion strategy and interim declines in consumer demand at our new retail stores implicated by the current global financial and credit crisis. We respond to fluctuations in revenues primarily by delaying the opening of new stores, adjusting marketing efforts and operations to support our retail stores and manage costs, as well as continuing to focus on our proprietary store optimization modeling to determine the rate and location of new store openings. Our direct market channel revenues decreased 8.7%, to $13.1 million in the third quarter of 2008, due to a combination of factors, including lower unit volumes attributable to the significant consumer spending slowdown in the overall economy. We respond to fluctuations in our direct customers’ response by adjusting the quantities of catalogs mailed and other marketing and customer-related strategies and tactics in order to maximize revenues and manage costs. The reversal of these trends of decreased direct revenue and delays in our new store growth plan is dependent upon the response of our customers to these market conditions.
          In this time of economic uncertainty, we are unable to predict economic trends, but we continue to monitor the situation as it relates to our operations, including new store openings and capital spending, and the carrying value of our goodwill and other intangible assets.

Results of Operations
          The following table sets forth our unaudited results of operations as a percentage of revenues for the periods shown (1):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of revenues	63.2	63.0	64.1	63.0
Gross profit	36.8	37.0	35.9	37.0
Selling, general and administrative expenses	33.3	31.2	33.9	34.0
Litigation settlement expense	—	—	—	1.2
Income from operations	3.5	5.8	2.0	1.7
Interest expense, financing and other related costs, net	1.7	2.2	1.7	2.0
Other loss	(0.1)	—	(0.1)	—
Income (loss) before income tax provision (benefit)	1.7	3.5	0.2	(0.3)
Provision (benefit) for income taxes	0.8	1.3	0.1	(0.1)
Net income (loss)	0.9	2.2	0.1	(0.2)

(1)	Certain of these amounts may not properly sum due to rounding
          The following table presents certain selected unaudited operating data (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Revenues, net — direct	$13,077	$14,318	$40,661	$44,279
Revenues, net — retail stores	5,945	5,593	15,956	14,189

Revenues, net — total	$19,022	$19,911	$56,617	$58,468

Other operating data:
Number of retail stores (1)	11	10	11	10
Capital expenditures	390	126	887	795
Gross profit margin	36.8%	37.0%	35.9%	37.0%
Adjusted EBITDA(2)	895	1,413	1,837	1,669
Adjusted EBITDA margin(2)	4.7%	7.1%	3.2%	2.9%

(1)	Includes ten Dover-branded stores and one Smith Brothers store; the September 30, 2008 store count includes the Branchburg, NJ Dover-branded store opened in Q2 2008 and the Dallas, TX Dover-branded store opened in Q3 2007.

(2)	When we use the term “Adjusted EBITDA”, we are referring to net income minus interest income and other income plus interest expense, income taxes, non-cash stock-based compensation, depreciation, amortization and other loss. We present Adjusted EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

Adjusted EBITDA has some limitations as an analytical tool and you should not consider it in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities or any other measure calculated in accordance with U.S. generally accepted accounting principles. Some of the limitations are:
•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or capital commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the interest expense or cash requirements necessary to service interest or principal payments on our debt;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•	although stock-based compensation is a non-cash charge, additional stock options might be granted in the future, which might have a future dilutive effect on earnings and EPS; and

•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
The following table reconciles Adjusted EBITDA to net income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net income (loss)	$174	$444	$65	$(94)
Depreciation	190	214	575	525
Amortization of intangible assets	2	23	22	59
Stock-based compensation	38	26	115	77
Interest expense, financing and other related costs, net	317	445	966	1,158
Other loss	20	—	18	—
Provision (benefit) for income taxes	154	261	76	(56)

Adjusted EBITDA	$895	$1,413	$1,837	$1,669

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007
Revenues
          Our total revenues decreased to $19.0 million for the three months ended September 30, 2008, from $19.9 million for the corresponding period in 2007, a decrease of $0.9 million or 4.5%. Revenues in our direct market channel decreased $1.2 million, or 8.7 % to $13.1 million. Revenues in our retail market channel increased $0.4 million, or 6.3% to $5.9 million. The decrease in our direct market channel was due to lower unit volumes attributable to the continuing consumer spending slowdown in the overall economy. The increase in revenues from our retail market channel was due primarily to the opening of new stores in 2007 and 2008 and resulting increases in retail revenues, partially offset by same store sales, which decreased 5.8% over prior year. This decrease in volume was attributable to consumer reaction to the global economic crisis and uncertainty.
Gross Profit
          Gross profit for the three months ended September 30, 2008 decreased 5.1% to $7.0 million, from $7.4 million for the corresponding period in 2007. Gross profit, as a percentage of revenues, for the three months ended September 30, 2008 was 36.8% compared to 37.0% for the corresponding period in 2007. The decrease in gross profit of $0.4 million was attributable to lower revenues in our direct market channel and variations in overall product mix. The decrease in gross profit as a percentage of revenues was attributable to variations in our overall product mix and increased costs.

Selling, General and Administrative
          Selling, general and administrative expenses increased 1.7% for the three months ended September 30, 2008 to $6.3 million, compared to $6.2 million for the corresponding period in 2007. As a percentage of revenues, SG&A expenses increased to 33.3% of revenues, from 31.2% of revenues for the corresponding period in 2007. The $0.1 million increase included quarterly increases in marketing costs, primarily related to advertising. Labor and facility costs increased $0.1 million and were partially offset by reductions in professional fees.
Interest Expense
          Interest expense, including amortization of deferred financing costs attributed to our subordinated debt and revolving credit facility, for the three months ended September 30, 2008 decreased to $0.3 million compared to $0.4 million for the corresponding period in 2007. This decrease was primarily attributable to reduced rates in our revolving credit facility.
Income Tax Provision
          The provision for income taxes was $0.2 million for the three months ended September 30, 2008, reflecting a tax rate of 47.1%, compared to a provision of $0.3 million for the corresponding period in 2007, reflecting a tax rate of 37.0%. The effective tax rates for the year to date periods were recorded based upon management’s best estimates of the rates for the entire respective years, and are adjusted each quarter. The increased rate is attributable to increased state tax rates and liabilities.
Net Income
          The net income for the third quarter of 2008 decreased 61% to $174,000, compared to $444,000 in the third quarter of 2007. This decrease in the net income was due primarily to reduced revenues attributable to soft consumer demand. The resulting quarterly earnings per diluted share decreased to $0.03 compared to $0.08 per diluted share for the corresponding period in 2007.
Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007
Revenues
          Our total revenues decreased to $56.6 million for the nine months ended September 30, 2008, from $58.5 million for the corresponding period in 2007, a decrease of $1.9 million or 3.2%. Revenues in our direct market channel decreased $3.6 million, or 8.2% to $40.7 million. Revenues in our retail market channel were $16.0 million, an increase of $1.8 million, or 12.5%. The decrease in our direct market channel was due to lower unit volumes attributable to continuing consumer spending slowdown in the overall economy. The increase in revenues from our retail market channel was due primarily to the opening of new stores in 2007 and 2008 and resulting increases in retail revenues. Same store sales decreased 1.5% over prior year, attributable to consumer reaction to the global economic crisis and uncertainty beginning in the third quarter.
Gross Profit
          Gross profit for the nine months ended September 30, 2008 decreased 6.0% to $20.3 million, from $21.6 million for the corresponding period in 2007. Gross profit, as a percentage of revenues, for the nine months ended September 30, 2008 was 35.9% compared to 37.0% for the corresponding period in 2007. The decrease in gross profit of $1.3 million was due to lower revenues in our direct market channel and variations in overall product mix. The decrease in gross profit as a percentage of revenues was primarily attributable to a higher proportion of consumer spending on sale merchandise and increased costs.
Selling, General and Administrative
          Selling, general and administrative expenses decreased 3.6% for the nine months ended September 30, 2008 to $19.2 million, compared to $19.9 million for the corresponding period in 2007. As a percentage of revenues, SG&A expenses were reduced to 33.9% of revenues, from 34.0% of revenues for the corresponding period in 2007. The $0.7 million decrease included tactical reductions in marketing costs of $0.7 million, primarily catalog costs, and professional fees of $0.4 million due to decreased litigation costs. Labor and facility costs increased $0.6 million in support of retail market channel revenue growth.

Interest Expense
          Interest expense, including amortization of deferred financing costs attributed to our subordinated debt and revolving credit facility, decreased for the nine months ended September 30, 2008 to $1.0 million, compared to $1.2 million for the corresponding period in 2007. This decrease is primarily attributable to reduced rates in our revolving credit facility.
Income Tax Provision (Benefit)
          The provision for income taxes was $0.08 million for the nine months ended September 30, 2008, reflecting a tax rate of 54.0%, as compared to a benefit of $(0.06) million for the corresponding period in 2007, reflecting a tax rate of 37.0%. The effective tax rates for the year to date periods were recorded based upon management’s best estimates of the rates for the entire respective years, and are adjusted each quarter. The increased rate is attributable to increased state tax rates and liabilities.
Net Income (Loss)
          The net income for the nine months ended September 30, 2008 increased 169% to $65,000, compared to a net loss of $(94,000) for the corresponding period of 2007. The increase in net income was due primarily to the absence of the prior year litigation settlement expense and reduced SG&A and interest expense, partially offset by reduced revenues and gross profits due to soft consumer demand. The resulting earnings per diluted share increased to $0.01 compared to a loss per diluted share of $(0.02) for the corresponding period in 2007.
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
Liquidity and Capital Resources
          For the nine months ended September 30, 2008, we increased our cash by $59,000. While pursuing our growth strategy, cash was utilized for general working capital requirements, capital expenditure requirements and third-party debt service requirements. The source for the additional cash generated related to increased borrowings under our revolving credit facility. The Company anticipates compliance with all covenants under these credit facilities in each of the next four quarters. We plan in the future to obtain additional financing from banks, or through public offerings or private placements of debt or equity securities, strategic relationships, or other arrangements. In the event we fail to meet our financial covenants with our lenders, we may not have access through our line of credit to sufficient working capital to pursue our growth strategy, or if our covenant non-compliance triggers a default, our loans may be called requiring the repayment of all amounts on our loans.
Operating Activities
          Cash utilized in our operating activities for the nine months ended September 30, 2008 was $2.0 million compared to $4.5 million for the corresponding period in 2007. For the nine months ended September 30, 2008, cash outflows consisted primarily of seasonal increases in inventories of $1.0 million, and prepaid catalogs and other current assets of $0.8 million, as well as reductions in accrued expenses, other current liabilities and income taxes payable of $1.6 million, offset by decreased receivables of $0.5 million, non-cash expenses of $0.9 million, and the net income of $0.07 million. For the nine months ended September 30, 2007, cash utilized by our operating activities was $4.5 million. Cash outflows during this period consisted primarily of inventory increases of $4.0 million attributable to retail growth and increased seasonal buying. Cash outflows also included increases in prepaid catalog costs and accrued expenses of $0.7 million, partially offset by non-cash expenses of $0.5 million.

Investing Activities
          Cash utilized in our investing activities was $1.0 million for the nine months ended September 30, 2008 compared to $0.8 million for the corresponding period in 2007. For the nine months ended September 30, 2008, investing activities consisted primarily of retail store build-out and equipment costs. For the nine months ended September 30, 2007, investment activities represented the purchase of capital equipment in support of our growth, including leasehold improvements, computer equipment, furniture and fixtures, and the purchase of other assets and related deposits. Increases in investment activities can be expected in future periods to outfit our new retail stores.
Financing Activities
          Net cash provided by our financing activities was $3.0 million for the nine months ended September 30, 2008 compared to $5.4 million provided in the corresponding period in 2007. For the nine months ended September 30, 2008, we funded our seasonal operating activities and investing activities with net borrowings of $3.1 million under our revolving credit facility. For the nine months ended September 30, 2007, we funded our seasonal operating and investing activities with net borrowings of $6.7 million under our revolving credit facility, partially offset by decreases in outstanding checks in our cash management program of $1.1 million.
Revolving Credit Facility
          On December 11, 2007, the Company entered into a new senior revolving credit facility with RBS Citizens Bank N.A., under which it can borrow up to $18,000,000, including $2,000,000 for letters of credit. Interest accrues at a variable rate based on either prime rate or published LIBOR rates. The credit facility expires on January 31, 2011, at which time all advances will be immediately due and payable. As of September 30, 2008, the revolving credit facility borrowing limit was $18,000,000, subject to certain covenants, and the amount outstanding under the credit facility was $9,400,000 at the net revolver rate of 4.25% and the unused amount available was $8,600,000. Borrowings are secured by substantially all of the Company’s assets. Under the terms of this credit facility, the Company is subject to various covenants. At September 30, 2008, we were in compliance with our loan covenants under the credit facility, and we anticipate compliance in each of the next four quarters.
Senior Subordinated Note and Warrants
          On December 11, 2007, the Company entered into a mezzanine loan agreement with BCA Mezzanine Fund, LP, Cephas Capital Partners, LP, and SEED Ventures, LP (jointly, the “Subordinated Holders”), which provided for the issuance of a senior subordinated note payable, which is due in full on December 11, 2012, for aggregate proceeds of $5,000,000. The note is subordinated in right of payment to existing and future senior debt, ranks equal in right of payment with any future senior subordinated debt and is senior in right of payment to any future subordinated debt. Interest accrues at an annual rate of 14%, of which 12% is payable quarterly in arrears on the fifth business day of the following month. The remaining 2% per annum is deferrable, and if deferred, shall be compounded annually and due in full on December 11, 2012. As of September 30, 2008, the Company had deferred $80,833 of interest. Prepayment on the principal amount due under the note may voluntarily be made at any time, plus accrued and unpaid interest and a prepayment fee of 5% of the prepaid amount if paid prior to the first anniversary, 4% if paid prior to the second anniversary, 3% if paid prior to the third anniversary, and 0% if paid after December 11, 2010. Under the terms of this senior subordinated credit facility, the Company is subject to various covenants. At September 30, 2008, we were in compliance with our loan covenants under the senior subordinated note, and we anticipate compliance with all covenants under our note in each of the next four quarters.
          Simultaneously with the issuance of this note, we issued warrants to the Subordinated Holders, exercisable at any time after December 11, 2007, for an initial 118,170 shares of our common stock at an initial exercise price of $3.96 per share. The number of shares to be received for the warrants is subject to change in the event of additional equity issuances and/or stock splits.
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
Critical Accounting Policies and Estimates
          Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2007 Annual Report on Form 10-K, filed on March 31, 2008, in Note 2 of the Notes to the Consolidated Financial Statements and the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations; as supplemented by the disclosures in the Notes to Condensed Consolidated Financial Statements. In addition, we define our same store sales to include sales from all stores open for a full fifteen months following a grand opening, or a conversion to a Dover-branded store.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
          At September 30, 2008, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended December 31, 2007. More detailed information concerning market risk can be found in Item 7A under the sub-caption “Quantitative and Qualitative Disclosures about Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 43 of our Annual Report on Form 10-K for the year ended December 31, 2007.
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
Interest Rate Sensitivity
          We had cash and cash equivalents totaling $368,000 at September 30, 2008. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We intend to maintain our portfolio of cash equivalents, including money market funds and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. As of September 30, 2008, all of our investments were held in money market funds and certificates of deposits.
          Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments, primarily certain borrowings under our revolving credit facility. The advances under this revolving credit facility bear a variable rate of interest determined as a function of the prime rate or the published LIBOR rate at the time of the borrowing. If interest rates were to increase by one percent, the additional interest expense as of September 30, 2008 would be approximately $94,000 annually. At September 30, 2008, $9,400,000 was outstanding under our revolving credit facility.

Item 4. Controls and Procedures.
          Not Applicable.
Item 4T. Controls and Procedures.
          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
          Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
          We maintain certain internal controls over financial reporting that are appropriate, in management’s judgment with similar cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Continuation of current adverse global financial and economic conditions may result in impairment of our goodwill.
          In this time of economic uncertainty, we are unable to predict economic trends, but we continue to monitor the impact of changes in economic and financial conditions on our operations, including new store openings and capital spending, and on the carrying value of our goodwill and intangible assets. Events and conditions which could result in an impairment include material changes in the purchasing habits of our customers, material increases in our fuel and other costs, a general decline in discretionary consumer spending and other factors that lead to a reduction in actual or forecasted sales, profitability, and cash flow. Should the value of one or more of the acquired intangibles become impaired, our consolidated earnings and net worth may be materially adversely affected.
If we do not successfully execute our planned retail store expansion, our growth and profitability would be adversely impacted.
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
The rate of expansion of our retail presence depends in part on the following factors:
•	Fluctuations in demand in the retail economy, including changes in consumer behavior implicated by adverse conditions in global financial and credit markets;

•	our ability to identify suitable locations in key markets with attractive demographics and which offer attractive returns on our investments;

•	the availability of suitable locations at price points consistent with our expansion model;

•	our ability to negotiate favorable lease and construction terms for such locations;

•	our ability to execute sale/leaseback transactions on satisfactory terms, if at all;

•	competition for such locations;

•	the timely construction of such retail stores;

•	our ability to receive local and state government permits and approvals in connection with such locations;

•	our ability to attract, train, and retain skilled and knowledgeable store personnel;

•	our ability to provide a product mix that meets the needs of our customers; and

•	favorable economic conditions.
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
          An important part of our business plan is to increase our number of stores and enter new geographic markets. Since the IPO, we have opened three new stores and remodeled, expanded and converted four stores from the Dominion Saddlery acquisition. In the future, we plan to open additional stores. For our growth strategy to be successful, we must identify and lease or buy favorable store sites, hire and train associates and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully, and may also be restricted by covenants and conditions in our loan agreements. If we are unable to open new stores as quickly as planned, our future sales and profits could be materially adversely affected. Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores, due in part, for example, to changes in consumer behavior implicated by adverse conditions in global financial and credit markets. Also, our expansion strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas.
Our operating results may be impacted by changes in the economy.
          Our operating results are directly impacted by the health of and confidence in the North American economy. Current economic conditions, including declining consumer demand implicated by the global financial and credit crisis, may adversely affect our business and our results of operations.
A decline in discretionary consumer spending and related externalities could reduce our revenues.
          Our revenues depend to a degree on discretionary consumer spending, which may decrease due to a variety of factors beyond our control. These include unfavorable general business conditions, the current global financial and credit crisis, increases in interest rates, increases in inflation, stock market uncertainty, war, terrorism, fears of war or terrorism, increases in consumer debt levels and decreases in the availability of consumer credit, adverse or unseasonable weather conditions, adverse changes in applicable laws and regulations, increases in taxation, adverse unemployment trends and other factors that adversely influence consumer confidence and spending. Any one of these factors could result in adverse fluctuations in our revenues generally. Our revenues also depend on the extent to which discretionary consumer spending is directed towards recreational activities generally and equestrian activities and products in particular. Reductions in the amounts of discretionary spending directed to such activities would reduce our revenues.
          Our customers’ purchases of discretionary items, including our products, may decline during periods when disposable income is lower, or periods of actual or perceived unfavorable economic conditions. If this occurs, our revenues would decline, which may have a material adverse effect on our business.
Our stock price may fluctuate based on market expectations and investment interest.
          The public trading of our stock is based in large part on market expectations that our business will continue to grow and that we will achieve certain levels of net income. If the securities analysts that regularly follow our stock lower their ratings or lower their projections for future growth and financial performance, the market price of our stock is likely to drop significantly. In addition, if our quarterly financial performance does not meet the expectations of securities analysts, our stock price would likely decline. The decrease in the stock price may be disproportionate to the shortfall in our financial performance. The stock price may also be influenced by such factors as public float, daily trading volume, and our market capitalization, each of which may limit the investment interest of institutional investors and traders and demand to purchase the stock. As such interest and demand decline, our stock price may also decline.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          The Company did not issue or sell any equity securities in the three months ended September 30, 2008.
Item 3. Defaults Upon Senior Securities.
          There were no defaults on the Company’s senior securities in the three months ended September 30, 2008.
Item 4. Submission of Matters to a Vote of Security Holders.
          There were no matters submitted to a vote of security holders in the three months ended September 30, 2008.
Item 5. Other Information.
          As previously reported in its Current Report on Form 8-K/A dated September 22, 2008 and filed with the Commission on October 6, 2008, the Company changed its independent, registered accounting firm from Ernst & Young, LLP to Vitale, Caturano & Company, Ltd., effective September 22, 2008.
          Effective August 7, 2008, the Company’s Board of Directors amended Article 7 of the Company’s By-Laws by adding a new section 7.6 to clarify and confirm that the indemnification rights of the Company’s officers, directors and other persons covered under Article 7 vest automatically as of the time of commencement of their service to the Company, as reported in Part II, Item 5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
          As previously reported in its Quarterly Report in Form 10-Q for the quarter ended March 31, 2008, the Company consummated on April 11, 2008 the acquisition of a significant non-controlling interest in Hobby Horse Clothing Company, Inc., in exchange for 81,720 shares of unregistered Dover common stock. Details of this investment and related obligations are set forth in Note H to the unaudited financial statements in this Report.
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
          Pursuant to an Audit Committee-approved related party transaction for Dover’s $5,000,000 sub-debt facility led by BCA Mezzanine Fund, L.P., the interest expensed by the Company for the subordinated notes during the three and nine months ended September 30, 2008,was $175,000 and $525,000, respectively.
          In order to expedite the efficient build-out of leasehold improvements in its new retail stores, the Company utilizes the services of a real estate development company owned by a non-executive Company employee and minority stockholder to source construction services and retail fixtures. Total payments made to the real estate development company for the three months ended September 30, 2008 and 2007, consisting primarily of reimbursements for materials and outside labor for the fit-up of stores, were $103,000 and $116,000, respectively. For the nine months ended September 30, 2008 and 2007, total payments were $247,000 and $387,000, respectively.

Item 6. Exhibits.
Exhibit List

Number	Description

*1.1	Form of Underwriting Agreement

*3.1	Amended and Restated Certificate of Incorporation of the Company

*3.2	Certificate of Amendment to Certificate of Incorporation of the Company

*3.3	Second Amended and Restated Certificate of Incorporation of the Company to be filed upon completion of this offering

*3.4	By-laws of the Company

*3.5	Amended and Restated By-laws of the Company to be effective upon completion of this offering

***3.6	Amendment to By-Laws of the Company

&&3.7	Amended and Restated By-Laws of the Company

*4.1	Shareholders Agreement, dated as of September 17, 1998, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Donald Motsenbocker, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers

*4.2	First Amendment to Shareholders Agreement, dated as of August 29, 2003, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers

*4.3	Second Amendment to Shareholders Agreement, dated as of August 25, 2005, by and among a majority in interest of the Purchasers (as defined therein) and a majority in interest of the Sellers (as defined therein)

*4.4	Instrument of accession, dated as of September 16, 2005, signed by Citizens Ventures, Inc. and accepted by the Company, to that certain Shareholders Agreement, dated as of September 17, 1998, by and among the Company and the Shareholders referenced therein, as amended

*4.5	Form of Common Stock Certificate

*4.6	Warrant to purchase common stock of the Company issued to Patriot Capital Funding, Inc.

*4.7	Amended and Restated 11.50% Senior Secured Subordinated Note, dated September 16, 2005, issued jointly by the Company, Dover Massachusetts and Smith Brothers, Inc. to Patriot Capital Funding, Inc.

**4.8	Mezzanine Promissory Note

**4.9	Specimen Common Stock Purchase Warrant

**4.10	Registration Rights Agreement

*5.1	Opinion of Bingham McCutchen LLP

*5.2	Opinion of Preti Flaherty Beliveau Pachios & Haley LLP

*†10.1	1999 Stock Option Plan (the “1999 Plan”)

*†10.2	Form of Stock Option Agreement under the 1999 Plan

*†10.3	2005 Equity Incentive Plan (the “2005 Plan”)

*†10.4	Form of Stock Option Agreement under the 2005 Plan

Number	Description

*†10.5	Form of Restricted Stock Award Agreement under the 2005 Plan

*10.6	Lease, dated as of May 29, 1997, by and between Dover Massachusetts and CE Holman, LLP

*10.7	Lease, dated as of October 12, 2001, by and between David F. Post and Dover Massachusetts

*10.8	Lease, dated as of March 1, 2003, by and between Smith Brothers, Inc. and JDS Properties, LLC

*10.9	Letter dated February 9, 2005 from the Company to JDS Properties, LLC regarding lease extension

*10.10	Lease, dated as of June 22, 2002, by and between Hockessin Square, L.L.C. and Dover Massachusetts

*10.11	Letter dated January 25, 2005 from the Company to Hockessin Square, L.L.C. regarding lease extension

*10.12	Lease, dated as of November 24, 2003, by and between North Conway Holdings, Inc. and Dover Massachusetts

*10.13	Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers

*10.14	First Amendment to Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers

*10.15	Amendment to Stock Purchase Agreement, dated as of September 17, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers

*10.16	Amended and Restated Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank

*10.17	Amendment to Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank

*10.18	Amended and Restated Security Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank

*10.19	Amended and Restated Pledge Agreement, dated as of December 11, 2003, by and between the Company and Fleet National Bank

*10.20	Shareholder Pledge Agreement, dated as of September 17, 1998, by and among Stephen L. Day, Jonathan A.R. Grylls, David J. Powers, James F. Powers, Michele R. Powers and BankBoston, N.A.

*10.21	Amended and Restated Revolving Credit Note, dated as of December 11, 2003, by Dover Massachusetts for the benefit of Fleet National Bank

*10.22	Letter agreement, dated as of September 16, 2005, by and between Dover Massachusetts and Bank of America, N.A. (successor by merger to Fleet National Bank)

*10.23	Security Agreement, dated as of December 11, 2003, by and between Smith Brothers, Inc. and Fleet National Bank

*10.24	Guaranty, dated as of December 11, 2003, by Smith Brothers, Inc. to Fleet National Bank

*10.25	Redemption Agreement, dated as of August 25, 2005, by and between the Company and Citizens Ventures, Inc.

*10.26	Letter agreement, dated as of September 14, 2005, by and between the Company and Citizens Ventures, Inc., amending that certain Redemption Agreement, dated as of August 26, 2005, by and between the Company and Citizens Ventures, Inc.

*10.27	License Agreement, dated as of February 10, 2003, by and between Weatherbeeta PTY LTD and the Company

*10.28	Settlement Agreement, dated as of December 22, 2003, by and between Libertyville Saddle Shop, Inc. and the Company

†*10.29	Employment Agreement, dated as of September 1, 2005, by and between Stephen L. Day and the Company

Number	Description

†*10.30	Employment Agreement, dated as of September 1, 2005, by and between Jonathan A.R. Grylls and the Company

*10.31	Amended and Restated Subordination Agreement, dated as of September 16, 2005, by and among Bank of America, N.A. (successor by merger to Fleet National Bank), Patriot Capital Funding, Inc. (successor in interest to Wilton Funding, LLC) and Dover Massachusetts, acknowledged by the Company and Smith Brothers, Inc.

*10.32	Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc., Patriot Capital Funding, Inc. and the Purchasers referenced therein

*10.33	Amended and Restated Security Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc. and Patriot Capital Funding, Inc.

##10.34(1)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Stephen L. Day

##10.35(2)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Jonathan A.R. Grylls

##10.36(4)	Second Amendment dated as of March 28, 2006 to Amended and Restated Loan Agreement with Bank of America

##10.37(5)	Amendment No. 1 dated as of March 28, 2006 to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.

++10.38	Agreement of Lease dated March 29, 2006 by and between the Company and Sparks Lot Seven, LLC

^^10.39	Commercial Lease executed as of March 9, 2001 between Marvid Crabyl, LLC and Dover Saddlery, Inc., as amended and extended

^^10.40	Stock Purchase Agreement dated as of May 19, 2006 among Dover Saddlery, Inc., Dover Saddlery Retain, Inc., Old Dominion Enterprises, Inc. and Reynolds Young, as amended

^^10.41	Lease made as of June 2006 between Humphrey and Rodgers and Dover Saddlery Retail, Inc.

^^10.42	Agreement of Lease for Shopping Center Space between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc. Dated as of May 20, 1997

^^10.43	LB’s of Virginia Building Lease Agreement dated November 1, 2000, as amended

^^10.44	Lease agreement made July 10, 2006 between Hopkins Roads Associates and Dover Saddlery Retail, Inc.

^^10.45(5)	Consent and Amendment No. 2, dated June 29, 2006, to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.

^^10.46(6)	Waiver letter dated as of June 27, 2006 between Bank of America, N.A. and Dover Saddlery, Inc.

+10.47(7)	First Amendment and Extension to Lease Agreement dated September 2006 between C.E. Holman Limited Partnership and Dover Saddlery, Inc.

#10.48(4)	Third Amendment dated as of March 29, 2007 to Amended and Restated Loan Agreement dated as of December 11, 2003, with Bank of America

#10.49(5)	Waiver and Amendment No. 3 dated March 30, 2007 to the Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.

###10.50(6)	Waiver by Bank of America dated May 14, 2007

###10.51(8)	Waiver and Consent by Patriot Capital Funding, Inc. dated May 15, 2007

^^^10.52(6)	Waiver by Bank of America dated August 9, 2007

^^^10.53(8)	Waiver and Consent by Patriot Capital Funding, Inc. dated August 10, 2007

Number	Description

^^^10.54(9)	Renewal of Lease for Shopping Center Space executed August 3, 2007 between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc.

^^^10.55	Shopping Center Lease Agreement dated May 30, 2007 between Pavillion North, Ltd., and Dover Saddlery Retail, Inc.

^^^10.56	First Amendment dated June 25, 2007 to Shopping Center Lease Agreement between Pavillion North, Ltd. and Dover Saddlery Retail, Inc. which amends Exhibit 10.55 filed herewith

+++10.57(7)	Second Amendment and Extension of Lease Agreement dated August 30, 2007 between C.E. Holman Limited Partnership, and Dover Saddlery Retail, Inc.

+++10.58(6)	Waiver and Amendment to Bank of America Loan Agreement dated November 9, 2007

**10.59	Loan and Security Agreement dated December 11, 2007 between RBS Citizens Bank N.A and Dover Saddlery, Inc.

**10.60	Revolving Credit Note dated December 11, 2007 between RBS Citizens Bank N.A. and Dover Saddlery, Inc.

**10.61	Intercreditor, Subordination and Standby Agreement dated December 11, 2007 between RBS Citizens Bank N.A. and Dover Saddlery, Inc.

**10.62	Mezzanine Loan Agreement dated December 11, 2007 between BCA Mezzanine Fund, L.P. and Dover Saddlery, Inc.

**10.63	Mezzanine Security Agreement dated December 11, 2007 between BCA Mezzanine Fund, L.P. and Dover Saddlery, Inc.

#14.1(3)	Code of Business Conduct and Ethics

##21.1	Subsidiaries of the Company

*23.1	Consent of Bingham McCutchen LLP (included in Exhibit 5.1)

&23.2	Consent of Ernst & Young LLP

*23.3	Consent of Preti Flaherty Beliveau Pachios & Haley PLLC (included in Exhibit 5.2)

*24.1	Power of Attorney

^31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

^31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

^32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

*99.1	Consent of William F. Meagher, Jr.

^	Filed herewith
*	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-127888)

&&	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008 on August 13, 2008

&	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 on March 31, 2008

**	Filed with the Company’s Form 8-K Current Report on December 14, 2007

***	Filed with the Company’s Form 8-K Current Report on December 28, 2007

+++	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 on November 13, 2007

Number	Description

^^^	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 on August 14, 2007

###	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 on May 15, 2007

##	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 on April 2, 2007

#	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 on March 30, 2006

++	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, on May 15, 2006

^^	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 , on August 14, 2006

+	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, on November 13, 2006

†	Indicates a management contract or compensatory plan or arrangement

(1)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.30

(2)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.31

(3)	Amends and restates Code of Conduct and Ethics filed with the Company’s Registration Statement on Form S-1/A on October 2, 2005 as Exhibit 14.1

(4)	Amends Amended and Restated Loan Agreement dated as of December 11, 2003, with Fleet National Bank, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.18

(5)	Amends Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement dated as of September 16, 2005, with Patriot Capital Funding, Inc., filed with the Company’s Registration Statement on Form S-1/A on October 5, 2005 as Exhibit 10.32.

(6)	Pertains to Amended and Restated Loan Agreement dated as of December 11, 2003, with Fleet National Bank, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.16

(7)	Amends Lease dated as of May 29, 1997, by and between Dover Massachusetts and CE Holman LLP, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.6

(8)	Pertains to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement dated as of September 16, 2005, with Patriot Capital Funding, Inc., filed with the Company’s Registration Statement on Form S-1/A on October 5, 2005 as Exhibit 10.32.

(9)	Amends and renews Lease Agreement for Shopping Center Space between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc. dated as of May 20, 1997, as filed on August 14, 2006 with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 as Exhibit 10.42.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOVER SADDLERY, INC.
Dated: November 14, 2008	By:	/s/ Michael W. Bruns
Michael W. Bruns, Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Number	Description

*1.1	Form of Underwriting Agreement

*3.1	Amended and Restated Certificate of Incorporation of the Company

*3.2	Certificate of Amendment to Certificate of Incorporation of the Company

*3.3	Second Amended and Restated Certificate of Incorporation of the Company to be filed upon completion of this offering

*3.4	By-laws of the Company

*3.5	Amended and Restated By-laws of the Company to be effective upon completion of this offering

***3.6	Amendment to By-Laws of the Company

&& 3.7	Amended and Restated By-Laws of the Company

*4.1	Shareholders Agreement, dated as of September 17, 1998, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Donald Motsenbocker, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers

*4.2	First Amendment to Shareholders Agreement, dated as of August 29, 2003, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers

*4.3	Second Amendment to Shareholders Agreement, dated as of August 25, 2005, by and among a majority in interest of the Purchasers (as defined therein) and a majority in interest of the Sellers (as defined therein)

*4.4	Instrument of accession, dated as of September 16, 2005, signed by Citizens Ventures, Inc. and accepted by the Company, to that certain Shareholders Agreement, dated as of September 17, 1998, by and among the Company and the Shareholders referenced therein, as amended

*4.5	Form of Common Stock Certificate

*4.6	Warrant to purchase common stock of the Company issued to Patriot Capital Funding, Inc.

*4.7	Amended and Restated 11.50% Senior Secured Subordinated Note, dated September 16, 2005, issued jointly by the Company, Dover Massachusetts and Smith Brothers, Inc. to Patriot Capital Funding, Inc.

**4.8	Mezzanine Promissory Note

**4.9	Specimen Common Stock Purchase Warrant

**4.10	Registration Rights Agreement

*5.1	Opinion of Bingham McCutchen LLP

*5.2	Opinion of Preti Flaherty Beliveau Pachios & Haley LLP

*†10.1	1999 Stock Option Plan (the “1999 Plan”)

*†10.2	Form of Stock Option Agreement under the 1999 Plan

*†10.3	2005 Equity Incentive Plan (the “2005 Plan”)

*†10.4	Form of Stock Option Agreement under the 2005 Plan

*†10.5	Form of Restricted Stock Award Agreement under the 2005 Plan

Number	Description

*10.6	Lease, dated as of May 29, 1997, by and between Dover Massachusetts and CE Holman, LLP

*10.7	Lease, dated as of October 12, 2001, by and between David F. Post and Dover Massachusetts

*10.8	Lease, dated as of March 1, 2003, by and between Smith Brothers, Inc. and JDS Properties, LLC

*10.9	Letter dated February 9, 2005 from the Company to JDS Properties, LLC regarding lease extension

*10.10	Lease, dated as of June 22, 2002, by and between Hockessin Square, L.L.C. and Dover Massachusetts

*10.11	Letter dated January 25, 2005 from the Company to Hockessin Square, L.L.C. regarding lease extension

*10.12	Lease, dated as of November 24, 2003, by and between North Conway Holdings, Inc. and Dover Massachusetts

*10.13	Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers

*10.14	First Amendment to Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers

*10.15	Amendment to Stock Purchase Agreement, dated as of September 17, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers

*10.16	Amended and Restated Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank

*10.17	Amendment to Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank

*10.18	Amended and Restated Security Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank

*10.19	Amended and Restated Pledge Agreement, dated as of December 11, 2003, by and between the Company and Fleet National Bank

*10.20	Shareholder Pledge Agreement, dated as of September 17, 1998, by and among Stephen L. Day, Jonathan A.R. Grylls, David J. Powers, James F. Powers, Michele R. Powers and BankBoston, N.A.

*10.21	Amended and Restated Revolving Credit Note, dated as of December 11, 2003, by Dover Massachusetts for the benefit of Fleet National Bank

*10.22	Letter agreement, dated as of September 16, 2005, by and between Dover Massachusetts and Bank of America, N.A. (successor by merger to Fleet National Bank)

*10.23	Security Agreement, dated as of December 11, 2003, by and between Smith Brothers, Inc. and Fleet National Bank

*10.24	Guaranty, dated as of December 11, 2003, by Smith Brothers, Inc. to Fleet National Bank

*10.25	Redemption Agreement, dated as of August 25, 2005, by and between the Company and Citizens Ventures, Inc.

*10.26	Letter agreement, dated as of September 14, 2005, by and between the Company and Citizens Ventures, Inc., amending that certain Redemption Agreement, dated as of August 26, 2005, by and between the Company and Citizens Ventures, Inc.

*10.27	License Agreement, dated as of February 10, 2003, by and between Weatherbeeta PTY LTD and the Company

*10.28	Settlement Agreement, dated as of December 22, 2003, by and between Libertyville Saddle Shop, Inc. and the Company

†*10.29	Employment Agreement, dated as of September 1, 2005, by and between Stephen L. Day and the Company

†*10.30	Employment Agreement, dated as of September 1, 2005, by and between Jonathan A.R. Grylls and the Company

Number	Description

*10.31	Amended and Restated Subordination Agreement, dated as of September 16, 2005, by and among Bank of America, N.A. (successor by merger to Fleet National Bank), Patriot Capital Funding, Inc. (successor in interest to Wilton Funding, LLC) and Dover Massachusetts, acknowledged by the Company and Smith Brothers, Inc.

*10.32	Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc., Patriot Capital Funding, Inc. and the Purchasers referenced therein

*10.33	Amended and Restated Security Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc. and Patriot Capital Funding, Inc.

##10.34(1)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Stephen L. Day

##10.35(2)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Jonathan A.R. Grylls

##10.36(4)	Second Amendment dated as of March 28, 2006 to Amended and Restated Loan Agreement with Bank of America

##10.37(5)	Amendment No. 1 dated as of March 28, 2006 to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.

++10.38	Agreement of Lease dated March 29, 2006 by and between the Company and Sparks Lot Seven, LLC

^^10.39	Commercial Lease executed as of March 9, 2001 between Marvid Crabyl, LLC and Dover Saddlery, Inc., as amended and extended

^^10.40	Stock Purchase Agreement dated as of May 19, 2006 among Dover Saddlery, Inc., Dover Saddlery Retain, Inc., Old Dominion Enterprises, Inc. and Reynolds Young, as amended

^^10.41	Lease made as of June 2006 between Humphrey and Rodgers and Dover Saddlery Retail, Inc.

^^10.42	Agreement of Lease for Shopping Center Space between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc. Dated as of May 20, 1997

^^10.43	LB’s of Virginia Building Lease Agreement dated November 1, 2000, as amended

^^10.44	Lease agreement made July 10, 2006 between Hopkins Roads Associates and Dover Saddlery Retail, Inc.

^^10.45(5)	Consent and Amendment No. 2, dated June 29, 2006, to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.

^^10.46(6)	Waiver letter dated as of June 27, 2006 between Bank of America, N.A. and Dover Saddlery, Inc.

+10.47(7)	First Amendment and Extension to Lease Agreement dated September 2006 between C.E. Holman Limited Partnership and Dover Saddlery, Inc.

#10.48(4)	Third Amendment dated as of March 29, 2007 to Amended and Restated Loan Agreement dated as of December 11, 2003, with Bank of America

#10.49(5)	Waiver and Amendment No. 3 dated March 30, 2007 to the Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.

###10.50(6)	Waiver by Bank of America dated May 14, 2007

###10.51(8)	Waiver and Consent by Patriot Capital Funding, Inc. dated May 15, 2007

^^^10.52(6)	Waiver by Bank of America dated August 9, 2007

^^^10.53(8)	Waiver and Consent by Patriot Capital Funding, Inc. dated August 10, 2007

^^^10.54(9)	Renewal of Lease for Shopping Center Space executed August 3, 2007 between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc.

Number	Description

^^^10.55	Shopping Center Lease Agreement dated May 30, 2007 between Pavillion North, Ltd., and Dover Saddlery Retail, Inc.

^^^10.56	First Amendment dated June 25, 2007 to Shopping Center Lease Agreement between Pavillion North, Ltd. and Dover Saddlery Retail, Inc. which amends Exhibit 10.55 filed herewith

+++10.57(7)	Second Amendment and Extension of Lease Agreement dated August 30, 2007 between C.E. Holman Limited Partnership, and Dover Saddlery Retail, Inc.

+++10.58(6)	Waiver and Amendment to Bank of America Loan Agreement dated November 9, 2007

**10.59	Loan and Security Agreement dated December 11, 2007 between RBS Citizens Bank N.A and Dover Saddlery, Inc.

**10.60	Revolving Credit Note dated December 11, 2007 between RBS Citizens Bank N.A. and Dover Saddlery, Inc.

**10.61	Intercreditor, Subordination and Standby Agreement dated December 11, 2007 between RBS Citizens Bank N.A. and Dover Saddlery, Inc.

**10.62	Mezzanine Loan Agreement dated December 11, 2007 between BCA Mezzanine Fund, L.P. and Dover Saddlery, Inc.

**10.63	Mezzanine Security Agreement dated December 11, 2007 between BCA Mezzanine Fund, L.P. and Dover Saddlery, Inc.

#14.1(3)	Code of Business Conduct and Ethics

##21.1	Subsidiaries of the Company

*23.1	Consent of Bingham McCutchen LLP (included in Exhibit 5.1)

&23.2	Consent of Ernst & Young LLP

*23.3	Consent of Preti Flaherty Beliveau Pachios & Haley PLLC (included in Exhibit 5.2)

*24.1	Power of Attorney

^31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

^31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

^32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

*99.1	Consent of William F. Meagher, Jr.

^	Filed herewith
*	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-127888)

&&	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008 on August 13, 2008

&	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 on March 31, 2008

**	Filed with the Company’s Form 8-K Current Report on December 14, 2007

***	Filed with the Company’s Form 8-K Current Report on December 28, 2007

+++	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 on November 13, 2007

^^^	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 on August 14, 2007

Number	Description

###	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 on May 15, 2007

##	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 on April 2, 2007

#	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 on March 30, 2006

++	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, on May 15, 2006

^^	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 , on August 14, 2006

+	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, on November 13, 2006

†	Indicates a management contract or compensatory plan or arrangement

(1)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.30

(2)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.31

(3)	Amends and restates Code of Conduct and Ethics filed with the Company’s Registration Statement on Form S-1/A on October 2, 2005 as Exhibit 14.1

(4)	Amends Amended and Restated Loan Agreement dated as of December 11, 2003, with Fleet National Bank, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.18

(5)	Amends Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement dated as of September 16, 2005, with Patriot Capital Funding, Inc., filed with the Company’s Registration Statement on Form S-1/A on October 5, 2005 as Exhibit 10.32.

(6)	Pertains to Amended and Restated Loan Agreement dated as of December 11, 2003, with Fleet National Bank, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.16

(7)	Amends Lease dated as of May 29, 1997, by and between Dover Massachusetts and CE Holman LLP, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.6

(8)	Pertains to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement dated as of September 16, 2005, with Patriot Capital Funding, Inc., filed with the Company’s Registration Statement on Form S-1/A on October 5, 2005 as Exhibit 10.32.

(9)	Amends and Renews Lease Agreement for Shopping Center Space between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc. dated May 20, 1997, as filed on August 14, 2006 with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 as Exhibit 10.42.