Form 10-K
period 2008-12-31
DOVER SADDLERY INC
filed 2009-03-31
CIK 1071625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51624
Dover Saddlery, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3438294
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
525 Great Road, Littleton, MA	01460
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:
(978) 952-8062

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of the close of the last business day of the registrant’s most recently completed second fiscal quarter was $15,510,224.

Shares outstanding of the Registrant’s common stock at March 20, 2009: 5,187,038

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement for the Annual Meeting of Stockholders of Dover Saddlery, Inc. to be held on May 6, 2009 which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2008, are incorporated by reference in Part III of this Form 10-K.

DOVER SADDLERY, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2008

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

The Company

We are a leading specialty retailer and the largest direct marketer of premium equestrian products in the U.S. For over 30 years, Dover Saddlery has been a premier upscale brand in the English-style riding industry. We sell our products through a multi-market channel strategy, including direct and retail. This multi-market channel strategy has allowed us to use catalogs and our proprietary database of over two million names of equestrian enthusiasts as a primary marketing tool to increase catalog sales and to drive additional business to our e-commerce websites and retail stores.

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

Our management team is highly experienced in both the direct and retail channels with an average of more than 30 years of equestrian experience. Since Stephen Day acquired an ownership interest in Dover and joined as our President and Chief Executive Officer, he and the rest of the management team have grown annual revenues from $15.6 million to $78.0 million from 1998 through 2008. Prior to joining Dover, Mr. Day was responsible for building the only other national English-style equestrian products direct marketing and retail company, State Line Tack.

We have positioned ourselves to capitalize on the synergies of adding a retail market channel to our direct market channel, consisting of catalogs and the Internet. By marketing our products across integrated, multiple shopping channels, we have strengthened our brand visibility and brand equity, expanded our customer database and increased revenues, profits and market share. While our catalog has been our primary marketing vehicle to increase Internet and store traffic, each of our channels has reinforced the other and generates additional customers.

Through our subsidiaries, as of December 31, 2008, we operated eleven retail stores under the Dover Saddlery brand and one retail store under the Smith Brothers brand. We have identified additional market locations throughout the U.S., which we believe are attractive for our planned retail store expansion and can allow us to capitalize on the highly fragmented nature of the retail equestrian products market and to take advantage of our strong brand name recognition. These additional locations have been identified using our proprietary mathematical store-optimization model, which selects the locations nationwide with the strongest potential and optimizes distances between stores to enhance revenue potential. Our initial targets are based on an optimization model of 50 locations, each utilizing one of three different store formats, depending on the location and revenue potential of the area. We believe that our proprietary mathematical store-optimization model assists us in locating potential retail sites and gives us a competitive advantage in finding optimal new store locations.

Based on our experience to date with opening new retail stores in areas where we have a high level of existing direct customers, as well as the experience of other multi-channel retailers, we believe that expanding the number of retail store locations and focusing on our multi-market channel strategy are keys to our continued success. However, the significant challenges presented by the current uncertainty in the economic outlook have required us to place this long-term expansion strategy on hold.

Our mission is to grow our business by providing the most comprehensive offering of the highest quality, broadest range and most technically advanced equestrian tack, specialized apparel, horse care and stable products to serious equestrians, with a profitable and efficient operating model.

Our History

Dover was founded in 1975 by Jim and David Powers who were top ranked English riding champions on the U.S. Equestrian team. Jim Powers was also a member of the 1972 U.S. Olympic equestrian team. The brothers aimed to bring their unique understanding of higher level equestrian competitive needs to better serve the industry’s customers. As a result of their focus on quality and premium positioning, Dover Saddlery has been a premier upscale brand in the English riding industry for over 30 years. The Powers opened our Wellesley, MA retail store in 1975 and began catalog operations in 1982.

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

In June 2006, we acquired Dominion Saddlery and over the next nine months, remodeled, expanded, and converted the four stores into Dover Saddlery stores, including one in 2006. In September 2006, we opened our new Hunt Valley, MD store.

In 2007, we opened or converted four stores under the Dover brand. In 2008, we opened two stores under the Dover brand, and as of December 31, 2008, we operated eleven stores under the Dover Saddlery brand and one store under the Smith Brothers brand.

Competitive Strengths

We believe that we are uniquely positioned in the equestrian tack, specialized apparel and horse care and stable products industry to grow through our multi-market channel strategy. We believe that we have numerous competitive strengths, including:

Experienced Management with a Track Record of Growth and Profitability:  We were founded in 1975 and have over 30 years of operating history. Stephen Day joined Dover after successfully building and growing another equestrian products catalog and retailer, State Line Tack. Our management team has extensive experience in direct marketing and retail as well as an average of more than 30 years of equestrian experience. Since Stephen Day became President and Chief Executive Officer in 1998, we have grown annual revenues from $15.6 million to $78.0 million.

Established Brand in English-Style Riding Equipment and Apparel:  We are known for offering the highest quality products, the most comprehensive selection and excellent customer service. Since our founding over 30 years ago, we have built a reputation with a large and growing following in the equestrian products marketplace. Dover Saddlery is the only nationally recognized retail multi-market channel brand in the English-style equestrian products industry, and we believe our Dover Saddlery brand is a significant asset as we continue our retail store expansion and multi-market channel growth strategy.

Leading Equestrian Products Retailer of Quality Tack:  With $78.0 million in 2008 revenues from our two market channels, we believe we hold the largest market share among premium equestrian products retailers for equestrian tack and specialized equestrian apparel. The Dover Saddlery catalog is known by many customers as a leading source for English-style equestrian products and the Smith Brothers catalog is becoming a strong force in the Western-style riding market.

Large, Detailed Customer Database:  We believe that our proprietary database is one of the largest and most detailed in the industry. The database contains customers who have purchased from us over the last 30 years, including detailed purchasing history over the last 5 years and demographic information of such customers, and the names and addresses of individuals who have requested our catalogs, as well as other individuals with equestrian interests. This is a key competitive advantage and business-planning tool. It is also a barrier to entry since it could take years and could be very costly to duplicate.

Successful Multi-Market Channel Strategy:  Our multi-market channel strategy of using direct and retail market channels has enabled us to capture customer data, achieve operational synergies, provide a seamless and convenient shopping experience for our customers, cross-market our products and reinforce our brand across channels. Through our sophisticated customer database, we have observed that multi-market channel customers have bought, on average, nearly three times more products per year than single-channel customers. To date, we have successfully executed on our strategy with the addition of ten new stores bringing our Dover branded retail store count to eleven and adding a single Smith Brothers branded retail store.

Excellent Customer Service:  Our Company-wide focus on exceptional customer service is integral to our success. We promote a culture of prompt, knowledgeable and courteous service and strive for a consistent customer experience across both channels of purchase. Over 90% of our customer service and sales representatives are horse enthusiasts. Additionally, our representatives receive ongoing product training from merchandise suppliers and internal product specialists. We also have a policy of offering customers a 100% satisfaction guarantee. We believe that our well-trained, knowledgeable staff and our historical ability to fill approximately 95% of the items ordered within an average of 1.7 business days in 2008 from our in-stock inventory are some of the reasons why we have had historically low return rates and high repeat customer rates.

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

Highly Fragmented Equestrian Products Market:  The current marketplace for equestrian products is highly fragmented and mostly consists of small, one-location tack shops. There are approximately 10,000 different retailers in the U.S. selling equestrian products. Although there are a number of places to find equestrian products, there are no large companies, other than Dover Saddlery, focused on the English-style equestrian products market with any significant number of retail store locations since State Line Tack closed its retail operations in 2007. We bring a level of merchandising, marketing, on-hand inventory and operational discipline that is unique in the industry. We plan to apply these disciplines to confront the very significant competition that we face in each of our local markets.

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

Our large inventory has allowed us to ship approximately 95% of the items ordered within an average of 1.7 business days in 2008. We are also able to ship any product we offer to our retail stores on a rapid replenishment basis, effectively increasing our retail store inventory to match that of our Littleton, MA warehouse. This provides our customers with the ability to walk into any of our retail stores and access our entire product offering. Competitors who maintain only one or even a few stores are unable to match the breadth, depth and ready availability of our $17.3 million in total inventory.

Growth Strategies

Having established ourselves as the largest direct marketer in the premium equestrian products market, we are continuing our strategy to capitalize on our strong brand equity, take advantage of our comprehensive customer database, achieve operational synergies, cross market products and provide a seamless and convenient shopping experience across channels. We have observed that our multi-market channel customers have bought, on average, nearly three times more product per year than single-channel customers, and therefore, a multi-market channel model is a key part of our strategy to grow our revenues, profits and market share. Our growth strategy includes several key components.

Open Dover Saddlery Retail Stores in Targeted Locations:  As of December 31, 2008, we operated eleven Dover Saddlery branded stores targeted at the English-style riding segment, and one

Smith Brothers branded store targeted at the Western-style riding segment. The equestrian products market is estimated at $5.7 billion, yet no national, equestrian products specialty retail chains exist and there are only a limited number of small, regional, multi-unit English equestrian products retailers. We have identified 50 locations throughout the U.S., which we believe are attractive for our retail store expansion and will allow us to capitalize on the highly fragmented nature of the retail equestrian products market and our strong brand name recognition. These locations have been identified using our proprietary mathematical store-optimization model, which selects the locations nationwide with the strongest potential and optimizes distances between stores to enhance revenue potential. The model optimizes distances between stores with concentrations of current customers and recalibrates when actual stores are targeted and added. Our marketing efforts have provided detailed customer data regarding location and sales performance that has given us the ability to plan and perform extensive site analysis. Our initial targets are based on an optimization model of 50 locations, each utilizing one of three different store formats, depending on the location and revenue potential of the area. We believe that our proprietary mathematical store-optimization model, which assists us in locating retail sites, will continue to give us a competitive advantage in finding attractive locations.

Expand Our Direct Market Channel:  Our catalog business drives traffic to our Internet store and retail market channel. We plan to expand our direct market channel business through initiatives to existing and new customers. We seek to increase the number of customers and prospects that receive a catalog, increase the numbers of customers buying through both market channels, and increase the amount each customer spends for our merchandise through the continued introduction of new products. We plan to continue to utilize web-based opportunities with promotional, targeted e-mails programs, refer-a-friend programs and on-line search engines. We intend to continue our practices of using banner advertising on qualified equestrian websites, of having links to and from qualified equestrian websites, and of sending prospect e-mails to qualified equestrian e-mail lists.

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

2008 Accomplishments

In pursuit of our goals as the largest equestrian retailer of quality tack and specialty riding apparel, we accomplished the following in 2008:

•	We opened two Dover Saddlery retail locations, one in Alpharetta, GA and one in Branchburg, NJ

•	We have acquired a 40% interest in Hobby Horse, the largest Western show clothing manufacturer

•	We have arranged to acquire certain assets of the leading Western show clothing retail brand, Sargent’s Western World

•	We continue to enhance and expand the Dover Saddlery product offering

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

The Internet is a key driver of targeting customers in our direct market channel. Industry research estimates that online sales in the U.S. reached $133.6 billion in 2008. This was an increase of 4.6% from 2007. As the price of personal computing declines and Americans become more technologically savvy, many are choosing to browse and buy over the Internet. Moreover, an increasing number of Internet users are turning to broadband service that allows faster, more convenient access to online shopping.

We believe that a large, highly fragmented industry with affluent, passionate horse enthusiasts presents us with the opportunity to use our reputation and multi-market channel strategy to increase our market share and revenues in the future.

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

Our Multi-Market Channel Strategy

Having established ourselves as the largest direct marketer of equestrian tack, specialized apparel, horse care and stable products in the U.S., we plan to continue our multi-market channel retail strategy to capitalize on our strong brand equity and utilize our customer database. This multi-market channel strategy enables us to capture customer data, achieve operational synergies, provide a seamless and convenient shopping experience for our customers, cross-market our products and reinforce our brand across channels. We believe that our strategy is working. Through the data captured by our sophisticated customer database, we have determined that multi-market channel customers buy, on average, nearly three times more product per year than customers who only purchase through a single-channel. This is supported by the experiences of other successful multi-market channel retailers such as Eddie Bauer and JC Penney. Eddie Bauer’s multi-market channel customers spend, on average, approximately six times more than its single-channel customers and JC Penney’s multi-market channel customers spend, on average, approximately five times more than its single-channel customers.

Our multi-market channel business model has several key elements:

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

Based on research of other similar multi-market channel concepts, we believe that, when mature, the natural channel balance of a multi-channel retailer tends to stabilize with 60% to 80% of the sales coming from the retail market channel. This retail purchasing preference on the part of consumers is even more pronounced in the equestrian industry. Research by Frank N. Magid Associates, Inc. indicates that 80% of tack customers shop at retail stores. Since we currently have just under 28.4% of our total revenues coming from retail stores, we believe that there is significant opportunity to continue to develop our multi-market channel strategy and pursue our targeted retail store expansion. See “Retail Store Operations and Expansion”.

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

We seek to continually improve our operating efficiencies to benefit our multiple market channels through our integrated planning, order management, fulfillment systems and economies of scale in cross-channel inventory processing and advertising. We continuously strive to enhance our efficiencies to provide a seamless cross-channel experience to our customers, and achieve greater profitability.

Direct Market Channel

Since we mailed our first catalog in 1982, we have grown our direct market channel to include three separate catalogs and three e-commerce websites. As we implement our plan to expand our retail stores, we expect our retail market channel to stimulate even greater demand for our products, and eventually outstrip the demand from our direct market channel. However, the direct market channel will continue to be the core component of our brand identity and the driving force behind the customer data utilized to promote each of our market channels.

Our direct market channel generated approximately $55.8 million in revenues in 2008 or 71.6% of our total Company revenues. Of this amount, we generated approximately $26.7 million in revenues from Internet orders, or 34.2% of total Company revenues. Our proprietary database contains over two million names. We expect this database to continue to grow as we open additional retail locations.

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

Internet

In July of 2000, we launched our website, www.doversaddlery.com. In February 2002, we acquired the Smith Brothers website, www.smithbrothers.com. Our Internet revenues have grown at a compounded annual growth rate of 39% from 2001, our first full year of Internet operations, to $26.7 million or 34.2% of total revenues in 2008.

Our websites are integral to our multi-market channel strategy. The websites reinforce our relationship with current catalog customers and are a growing source of new customers. New customers acquired through the websites have historically been highly responsive to subsequent catalog mailings.

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

We plan to continue to utilize web-based opportunities with promotional, targeted e-mail programs, refer-a-friend programs, and online search engines, comparison shopping, engine and banner advertising.

Retail Store Operations and Expansion

As of December 31, 2008, we operated eleven stores under the Dover Saddlery brand and one store under the Smith Brothers brand. We intend to expand our retail store operations going forward, primarily under the Dover Saddlery brand as the economy improves. However, we plan to be very opportunistic in 2009 and only open additional stores if the real estate costs are exceptionally attractive. We expect a substantial reduction in retail store leasing costs and the availability of high quality real estate to improve dramatically in 2010. We therefore will be focusing our location efforts and lease negotiations on 2010.

Retail Store Locations

Dover Saddlery

New England

Plaistow, NH
Wellesley, MA

Mid-Atlantic

Hockessin, DE
Crofton, MD
Hunt Valley, MD
Branchburg, NJ
Chantilly, VA
Charlottesville, VA
Lexington, VA

South

Alpharetta, GA
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

A 9,000 to 12,000 square foot ‘A Store’ model assumes an average initial net investment of approximately $1.4 million, including approximately $110,000 of pre-opening costs and $800,000 of inventory. As of December 31, 2008, we had four A stores.

A 4,000 to 6,000 square foot ‘B Store’ model assumes an initial investment of approximately $0.9 million, including approximately $80,000 in pre-opening expenses and $550,000 in inventory, and is projected to generate approximately the same level of sales per square foot as the A Store model. As of December 31, 2008, we had five B stores.

A ‘C Store’ model is currently in development and will be targeted to be a smaller footprint of approximately 3,000 square feet, filling in key markets as appropriate. As of December 31, 2008, we had two C stores.

New stores may be established in existing leased space or newly constructed facilities. Our new-construction stores will be designed in conjunction with Morton Buildings, a nationwide builder of upscale barns.

Site Optimization

We have developed a proprietary mathematical store-optimization model to select locations for new stores. The model continuously optimizes distances between stores within concentrations of current customers and equestrian enthusiasts and recalibrates, as necessary, when actual stores are targeted and added. Our proprietary database and procedures in our direct market channel provide detailed customer data regarding location and sales performance, which give us a significant competitive advantage over other traditional equestrian products retailers. This data, combined with our proprietary mathematical store-optimization model, helps us accurately and effectively identify markets and target specific locations that maximize potential revenue out of selected markets. Once we identify an optimal location by ZIP code, extensive site analysis follows, including major highway access and real estate considerations, to enhance the profitability potential for our stores.

Marketing

Our Dover Saddlery and Smith Brothers catalogs are our primary branding and advertising vehicles. We believe our catalogs reinforce our brand image and drive sales in all of our market channels. Our direct market channel enables us to maintain a database of customer sales patterns and thus target segments of our customer base with specific marketing. Our customer database provides for each customer a summary of the recency, frequency and monetary value of that customer’s orders as well as a detailed listing of each item the customer has ordered over the past five years. Depending on the spending habits we identify through our customer database, we send certain customers special catalog editions and/or e-mails.

We market our websites by the use of paid key words and augmented natural search. We actively seek beneficial links and are currently linked from hundreds of equine websites. Banner advertising is presently placed on the leading equestrian content sites and we have an active refer-a-friend program.

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

Inventory

An additional way that we differentiate ourselves from our competition is through our breadth and depth of inventory. We believe our inventory is deeper than our competitors’, with $17.3 million in on-hand inventory as of December 31, 2008. With our extensive inventory position and rapid fulfillment capability, we have historically been able to fill approximately 95% of the items ordered within an average of 1.7 business days in 2008. Based on our inventory management systems, continuous monitoring of the products we carry and the fact that we carry very few fashion products, we have historically had very little obsolete inventory. Despite the high level of inventory we have historically maintained, our goal is to turn warehouse inventory four times per year and we historically have had no material inventory write-downs.

All of the products that are presented in our catalogs are available online and customers can use our websites to enter orders, shop online and check order status and inventory availability. On average, our retail stores stock inventory items that represent over 65% of the merchandise sales we make available through our direct market channel. All items are available to customers entering our stores by either direct shipment to a customer’s home or for in-store pickup.

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

The retail market for equestrian products is highly fragmented with approximately 10,000 retail equestrian store locations nationwide. There are no national retail chains. Moreover, only a few regional multi-outlet stores compete in the market for equestrian products.

Seasonality

We experience seasonal fluctuations in our revenues and operating results. Due to buying patterns around the holiday season and a general slowdown during the later part of the summer months, our revenues are traditionally higher in the fourth quarter. In fiscal 2008, we generated 27.4% of our annual revenues during the fourth quarter.

Employees

At December 31, 2008 we had 519 employees; approximately 194 were employed full-time. None of our employees are represented by a labor union or are parties to a collective bargaining agreement. We have not experienced any work stoppages and consider our relationship with our employees to be good.

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

Current economic conditions and the global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

The global economy is currently experiencing a significant contraction, with an almost unprecedented lack of availability of business and consumer credit. This current decrease and any future decrease in economic activity in the United States or in other regions of the world in which we do business could adversely affect our financial condition and results of operations. Continued and potentially increased volatility, instability and economic weakness and a resulting decrease in discretionary consumer and business spending may result in a reduction in our revenues. We currently cannot predict the extent to which our revenues may be impacted. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays and discontinuances, a lack of new products, inventory challenges, and less favorable trade credit terms.

A decline in discretionary consumer spending and related externalities could reduce our revenues.

Our revenues depend to a degree on discretionary consumer spending, which may decrease due to a variety of factors beyond our control. These include unfavorable general business, financial and economic conditions, increases in interest rates, increases in inflation, stock market uncertainty, war, terrorism, fears of war or terrorism, increases in consumer debt levels and decreases in the availability of consumer credit, adverse or unseasonable weather conditions, adverse changes in applicable laws and regulations, increases in taxation, adverse unemployment trends and other factors that adversely influence consumer confidence and spending. Any one of these factors could result in adverse fluctuations in our revenues generally. Our revenues also depend on the extent to which discretionary consumer spending is directed towards recreational activities generally and equestrian activities and products in particular. Reductions in the amounts of discretionary spending directed to such activities would reduce our revenues.

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

During seasonal and cyclical changes in our revenue levels, to fund our retail growth strategy, and to fund increases in our direct business, we make use of our credit facilities, which are subject to EBITDA, total debt and related covenants. In the last fiscal quarter, we failed to comply with one of these covenants. If we are out of compliance with our covenants at the end of a fiscal period, it may adversely affect our growth prospects, require the consent of our lenders to open new stores, or in the worst case, trigger default and require the repayments of all amounts then outstanding on our loans.

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

We compete in a highly competitive marketplace with a variety of retailers, dealers and distributors. The equestrian products market is highly fragmented with approximately 10,000 retail store locations nationwide. Many of these are small businesses that have a loyal customer base that compete very effectively in their local markets. We plan to apply our historic disciplines to confront the significant competition that we face in each of our local markets. We may, therefore, not be able to generate sufficient sales to support our new retail store locations. There are also a significant number of sporting goods stores, mass merchandisers and other better funded companies that could decide to enter into or expand their equestrian products offerings. Liquidating inventory sales by our former competitors may cause us temporarily to lose business and perhaps even to lose customers. In addition, if our continuing competitors reduce their prices, we may have to reduce our prices in order to compete. We may also be forced to increase our advertising or mail a greater number of catalogs in order to generate the same or even lower level of sales. Any one of these competitive factors could adversely affect our revenues and profitability. It is possible that increased competition or improved performance by our competitors may reduce our market share, may reduce our profit margin, and may adversely affect our business and financial performance in other ways.

If the economic recession continues or we cannot successfully execute our planned retail store expansion, our growth and profitability would be adversely impacted.

As of December 31, 2008, we had twelve retail stores. In response to the current economic recession, we have placed on hold our plan to rapidly increase the number of retail stores. A significant percentage of our projected future growth had been expected to be generated from these new locations. If we experience continued delays in opening new stores, fail to select appropriate sites, encounter problems in opening new locations, or have trouble achieving anticipated sales volume in new locations, our growth and profitability will be adversely impacted. Furthermore, any one or more of the new stores we intend to open may not be profitable, in which event our operating results may suffer.

When the economy begins to rebound, our subsequent ability to expand our retail presence depends in part on the following factors:

•	favorable economic conditions;

•	the availability of adequate debt or equity capital;

•	our ability to identify suitable locations in key markets with attractive demographics and which offer attractive returns on our investments;

•	the availability of suitable locations at price points consistent with our expansion model;

•	our ability to negotiate favorable lease and construction terms for such locations;

•	our ability to execute sale/leaseback transactions on satisfactory terms, if at all;

•	competition for such locations;

•	the timely construction of such retail stores;

•	our ability to receive local and state government permits and approvals in connection with such locations;

•	our ability to attract, train, and retain skilled and knowledgeable store personnel; and

•	our ability to provide a product mix that meets the needs of our customers.

In addition, each retail store is expected to require approximately $0.9 to $1.4 million of capital, including start up costs, leasehold improvements and inventory, and excluding the cost of the real estate. If actual costs are higher than expected or if sales in such stores are lower than expected, we may not be able to open as many retail stores as anticipated or we will need to raise additional capital in order to continue our growth.

We may continue to be unable to open new stores and enter new markets successfully.

An important part of our business plan had been to increase our number of stores and enter new geographic markets. The economic recession has placed that plan on hold. Since the IPO, we had opened four new stores through December 31, 2008 and remodeled, expanded and converted four stores from the Dominion Saddlery acquisition. In the future, when the economy begins to rebound, we plan to open additional stores. For our growth strategy to be successful, we must identify and lease or buy favorable store sites, hire and train associates and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully, and may also be restricted by covenants and conditions in our loan agreements. If we are unable to open new stores as quickly as planned, our future sales and profits could be materially adversely affected. Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Also, our expansion strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas.

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

When our shareholders sell substantial amounts of our common stock, the market price of our common stock could fall. A reduction in ownership by our controlling shareholders or any other large shareholders could cause the market price of our common stock to fall. Similarly, the market may disfavor the adoption of Rule 10b5-1 trading plans by one or more of the Company’s Officers or

Directors, perceiving that such a plan represents a decline in management’s confidence about the Company’s prospects or that the parameters for and trading under a Rule 10b5-1 sales plan could cause downward pressure on the stock price. In addition, the average daily trading volume in our stock is relatively low. The lack of trading activity in our stock may lead to greater fluctuations in our stock price. Low trading volume may also make it difficult for shareholders to make transactions in a timely fashion. The two-year decline in the general trading range of the price of our common stock together with the cyclical retail sector with which we are grouped, could reduce interest in our Company and thus, continue to deflate demand for purchasing shares of our common stock.

Technology failures and privacy and security breaches could adversely affect the company’s business.

A significant part of our overall revenues derives from our website sales. The success of our online business depends in part on factors over which we have limited control. These factors include changing customer preferences, changing buying trends related to Internet usage, changes in technology interfaces, temporary outages due to bandwidth constraints, denial of service attack, computer viruses, and other malicious activity, hardware or network failures, other technology failures or human errors, security breaches and consumer privacy concerns. Any failure to respond successfully to these risks and uncertainties might adversely affect sales through our websites, impair our reputation and increase our operating costs.

If our information technology systems fail to perform as designed or if we need to make system changes in order to support our growing direct and retail store businesses, there may be disruptions in operations.

The efficient operation of our business is dependent on our information technology systems and our point of sale, or POS, systems. Our information technology systems are located in Littleton, MA, and our POS systems are located in each retail store. These systems, which process transactions, respond to customer inquiries, manage inventory, purchase, sell and ship goods on a timely basis, and maintain cost-effective operations, are subject to damage from natural disasters, power failures, hardware and software failures, security breaches, network failures, computer viruses and operator negligence. The failure of our information technology systems and our POS systems to perform as designed, even if temporary, could adversely affect inventory levels, shipments to customers and customer service. Any such event would have a material adverse effect on our operating results.

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

Our business has grown and continues to grow through organic growth and acquisitions. Accordingly, sales, number of stores, number of states in which we conduct business, and number of associates have grown and will likely continue to grow. This growth places significant demands on management and operational systems, and may be limited by covenants and conditions in our loan agreements. If we are not successful in continuing to support our operational and financial systems, expanding our management team and increasing and effectively managing our associate base, or managing our finances, this growth is likely to result in operational inefficiencies and ineffective management of the business and associates, or financial constraints or, in the worst case, default, any one or more of which may in turn adversely affect our business and financial performance.

Our quarterly operating results are subject to significant fluctuation.

We experience seasonal fluctuations in our revenues and operating results. We typically realize a higher portion of our revenues and operating results during the fourth quarter. As a result of this seasonality, we believe that quarter to quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Our operating results have fluctuated from quarter to quarter in the past, and we expect that they will continue to do so in the future. Our earnings may not continue to grow at rates similar to the growth rates achieved in recent years and may fall short of either a prior fiscal period or investors’ expectations. Factors that could cause these quarterly fluctuations include the following: the extent to which sales in new stores result in the loss of sales in existing stores; our direct market, accrual or pre-opening store expenses in one or more new store locations, resulting in higher operating expenses without a corresponding increase in revenues; the transaction costs and goodwill associated with acquisitions; the impairment of such goodwill and the adverse effect on our profitability in the event that future performance does not occur as planned; the mix of products sold; pricing actions of competitors; the level of advertising and promotional expenses; and seasonality, primarily because the sales and profitability of our stores are typically slightly lower in the first and second quarters of the fiscal year than in other quarters. Most of our operating expenses, such as rent expense, advertising expense and employee salaries, do not vary directly with the amount of sales and are difficult to adjust in the short-term. As a result, if sales in a particular quarter are below expectations for that quarter, we may not proportionately reduce operating expenses for that quarter, and, therefore, this sales shortfall would have a disproportionately negative effect on our net income for the quarter.

If businesses we acquire do not perform as well as we expect or have liabilities that we are not aware of, we could suffer consequences that would substantially reduce our revenues, earnings and cash flows.

Our business strategy includes growth of our retail sales channel, both through the development and opening of new Dover branded store sites and the acquisition and conversion of existing retail stores to the Dover brand. Our financial performance may be adversely affected as the result of such acquisitions by such factors as: (1) difficulty in assimilating the acquired operations, and employees; (2) inability to successfully integrate the acquired inventory and operations into our business and maintain uniform standards, controls, policies, and procedures; (3) lower-than-expected loyalty of the customer base of the acquired business to Dover branded stores, and products; (4) post-acquisition variations in the product mix offered by the stores of the acquired business, resulting in lower revenues, and gross margins; (5) declines in revenues of stores of the acquired business from historical levels and those projected, and (6) the occurrence of any one or more of such factors might lead to the impairment of any goodwill associated with an acquisition, and have an adverse effect on our profitability. Further, businesses we acquire may have unknown or contingent liabilities that are in excess of the amounts that we have estimated. Although we have obtained indemnification, we may discover liabilities greater than the contractual limits or the financial resources of the indemnifying party. In the event that we are responsible for liabilities substantially in excess of any amounts recovered through rights to indemnification, we could suffer severe consequences that would substantially reduce our revenues, earnings and cash flows.

Our shareholders may experience dilution in their ownership positions.

We have historically granted options to employees as a significant part of our overall compensation package. As of December 31, 2008, our employees and non-employee directors held vested options in the aggregate to acquire 455,372 shares of common stock, all of which were exercisable at a weighted average exercise price of $5.43 per share. To the extent that option holders exercise vested outstanding options to purchase common stock, there may be further dilution. Future grants of stock-based compensation to employees may also result in dilution. We may raise additional funds through future sales of our common stock. Any such financing may result in additional dilution to our shareholders.

In addition to causing dilution, stock option grants increase compensation expense and may negatively impact our stock price.

Pursuant to current accounting rules, the Company has been required to take a current charge, beginning in the fourth quarter of fiscal 2005, for compensation expense associated with our grant of stock options. For the year ended December 31, 2008, we recognized $159,000 of non-cash stock-based compensation expense. This charge has the effect of decreasing our net income and earnings per share, which may negatively impact our stock price. To the extent the Company makes future grants of stock-based compensation to employees, this charge will increase.

If we cannot continue to successfully generate demand from our direct market channel, it would negatively impact our growth and profitability.

Revenues from our direct market channel generated 71.6% of our revenues in 2008, and we expect such demand to continue to generate a majority of our revenues for at least the next several years. Our success depends on our ability to market, advertise and sell our products effectively through our various catalogs and Internet sites. We believe that the success of our direct market channel depends on:

•	favorable economic conditions;

•	our ability to offer a product mix that is attractive to our customers;

•	the price point of our products relative to our competitors;

•	our ability to achieve adequate response rates to our mailings;

•	our ability to add new customers in a cost-effective manner;

•	timely delivery of catalog mailings to our customers;

•	an efficient Internet interface;

•	a seamless buying experience for our customers across both of our channels; and

•	cost effective and efficient order fulfillment.

Catalog production, mailings and paper-based packing products, such as shipping cartons, entail substantial paper, postage, human resource and other costs, including costs of catalog development. We incur most of these costs prior to the mailing of each catalog. Increases in costs of mailing, paper or printing would increase our costs and adversely affect our earnings if we are unable to pass such cost increases on to our customers. The success of our direct market channel hinges on the achievement of adequate response rates to mailings, merchandising, catalog and website presentations that appeal to our customers, and the expansion of our potential customer base in a cost-effective manner. Lack of consumer response to particular catalog or flier mailings or Internet marketing efforts may increase our costs and decrease the profitability of our business.

The expected re-launch of our retail store rollout could cannibalize existing sales from our direct market channel or existing retail locations.

In response to the current economic recession, we have placed on hold our plan to rapidly increase the number of retail stores. When the economy begins to rebound, we expect to re-launch that plan. However, our strategy to increase the number of retail store locations is based on finding optimal locations where demand for equestrian products is high. When we open a retail store in an area that has a high concentration of our existing customers, we expect that such customers will purchase products in the retail location as well as through our catalogs and websites, ultimately increasing their total purchases as multi-market channel customers. Demand from our direct market channel in the geographic area surrounding our Hockessin, DE store declined 4% in the first year of such store’s operation. In the future, in areas where we open retail stores, the customers located within the area of such store may not spend more than they would have from the catalog and websites and therefore there may be a shift in demand from our direct market channel to our retail market channel. In such case, we may incur significant costs associated with opening a store, shipping product to that store and mailing catalogs while not generating incremental revenue.

When we are able to re-launch our retail store expansion plan, our quarterly revenues and earnings could be variable and unpredictable and inventory levels will increase.

Over the next several years, when the economy rebounds, we expect to renew our retail store expansion strategy. As we open new stores, (i) revenues may fluctuate, and (ii) pre-opening expenses are incurred which may not be offset by a corresponding increase in revenues during the same financial reporting period. These factors may contribute to variable operating results.

Some of the expenses associated with openings of our new retail stores, such as headcount and lease occupancy, will increase. Additionally, as we increase inventory levels to provide stores with merchandise, we may not be able to manage this inventory without incurring additional costs. If retail store sales are inadequate to support these new costs, our earnings will decrease.

We rely on service providers to operate our business and any disruption of or substantial increases in the costs of their supply of services could have an adverse impact on our revenues and profitability.

We rely on a number of service providers to operate our business such as:

•	a printer and a database processor to produce and mail our catalogs;

•	a website hosting service provider to host and manage our websites;

•	telephone companies to provide telephone and fax service to our customer service centers and to communicate between locations; and

•	shipping companies such as FedEx, the U.S. Postal Service, UPS, and common carriers for timely delivery of our catalogs, shipment of merchandise to our customers and delivery of merchandise from our suppliers, including foreign suppliers, to us and from our warehouse to our retail stores.

Any disruption in these services, or substantial cost increases in these services, may have a negative impact on our ability to market and sell our products and serve our customers and could result in increased costs to us.

We rely on merchandise suppliers to operate our business and any disruption of their supply of products could have an adverse impact on our revenues and profitability.

We rely on merchandise suppliers to supply our products in saleable condition, in sufficient quantities, at competitive prices and in a timely manner. We also rely on them to extend favorable sales terms for the purchase of their products. In 2008, our single largest merchandise supplier accounted for less than 15% of our sales. Our current merchandise suppliers may not be able to accommodate our anticipated product or credit needs in a timely manner or at all. Their business may be adversely affected by the current economic recession, which may curtail part or all of the products we procure from them. If we are unable to acquire suitable merchandise in a timely manner, obtain favorable credit terms, or lose one or more key merchandise suppliers, we may not be able to offer products that are important to our merchandise assortment, which would have a material adverse effect on our business. While we believe our merchandise supplier relationships are satisfactory, we have no contractual arrangements providing for continued supply or credit terms from our key merchandise suppliers and our merchandise suppliers may discontinue selling to us at any time or may raise the cost of merchandise and we may be unable to pass such price increases along to our customers.

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

Our future success depends to a significant degree on the skills, experience and efforts of Stephen Day, our President and Chief Executive Officer, Jonathan Grylls, our Chief Operating Officer, and other key personnel including our senior executive management. We currently maintain two million dollars of key-man life insurance on Mr. Day, the proceeds of which are required to pay down outstanding debt. Effective as of September 1, 2005, we have entered into employment agreements with Mr. Day and Mr. Grylls, which contain provisions for non-competition, non-solicitation and severance. In addition, our future success depends upon our ability to attract and retain highly-skilled and motivated, full-time and temporary sales personnel with appropriate equestrian products industry knowledge and retail experience to work in management and in our retail stores. The loss of the services of any one of these individuals or the inability to attract and retain qualified individuals for our key management and retail sales positions may have a material adverse effect on our operating results.

We may need additional financing to execute our growth strategy, which may not be available on favorable terms or at all, which could increase our costs, limit our ability to grow and dilute the ownership interests of existing shareholders.

Our current revolving credit facility is due in full on January 31, 2011, and its borrowing limit is scheduled for reduction to $13,000,000 in 2010, both of which conditions may limit our ability to finance the opening of all of our planned additional stores over the next several years. In order to satisfy our revolving credit facility when due and to execute our retail store expansion strategy, we may need to borrow additional funds, raise additional equity financing or finance our planned expansion from profits, but such borrowings or new financings might be limited by the covenants and other terms in other loan agreements. We may also need to raise additional capital in the future to respond to competitive pressures or unanticipated financial requirements. We may not be able to obtain additional financing, including the extension or refinancing of our revolving credit facility, on commercially reasonable terms or at all. A failure to obtain additional financing or an inability to obtain financing on acceptable terms could require us to incur indebtedness at high rates of interest or with substantial restrictive covenants, including prohibitions on payment of dividends.

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

When we re-launch our retail store expansion strategy, it may result in our direct market channel establishing a nexus with additional states, which may cause our business to pay additional income and sales tax and have an adverse effect on the demand and related cash flows from our direct market channel.

When we re-launch our retail store expansion strategy and begin to open retail stores in additional states, the necessary relationship between the retail stores and our direct market channel may be deemed by certain state tax authorities to create a nexus for state income and sales taxation of our business in those states. This could result in an increase in the tax collection and payment obligations of our business, which would have an adverse effect on the demand and related cash flows from our direct market channel and our overall business. Such sales tax collection obligations, if any, would increase the total cost of our products to our customers. This increased cost to our customers could negatively affect the revenues of our direct market channel if we are required to reduce the underlying prices for the products marketed through our direct market channel. The occurrence of either of these events would have an adverse effect on demand and related net cash flows from our direct market channel. This area of law is uncertain and changing and we could be subject to paying back taxes and penalties.

If we fail to adequately protect our trademarks, our brand and reputation could be impaired or diluted and we could lose customers.

We have, or have rights to, four trademarks that we consider to be material to the successful operation of our business: Dover Saddlery, Smith Brothers, Miller’s Harness and The Source. We currently use all of these marks in our direct channel business. We also have several additional pending trademark applications. We also regard our copyrights, service marks, trade dress, trade secrets and similar intellectual property as critical to our success. In addition to our registered marks and pending applications, our principal intellectual property rights include copyrights in our catalogs, rights to our domain names and our databases and information management systems. As such, we rely on trademark and copyright law, trade secret protection and confidentiality agreements to protect our proprietary rights. Nevertheless, the steps we take to protect our proprietary rights may be inadequate. Our trademark applications may not be granted, and we may not be able to secure significant protection for our marks. Our competitors or others may adopt trademarks or service marks similar to our marks or try to prevent us from using our marks, thereby impeding our ability to build brand identity and possibly leading to customer confusion. In addition, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. If we are unable to protect or preserve the value of our trademarks, copyrights, trade secrets or other proprietary rights for any reason, our brand and reputation could be impaired or diluted and we may lose customers.

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

The growth and demand for online commerce has resulted, and may continue to result, in more stringent consumer compliance burdens on companies that operate in the e-commerce segment. Specifically, certain states have enacted various legislation with respect to consumer privacy. In addition, the Federal Trade Commission and certain state agencies have been investigating various Internet companies regarding their use of personal information. The costs of compliance with federal and state privacy laws and the costs that might be incurred in connection with any federal or state investigations could have a material adverse affect on our business and operating results. Our direct market channel procedures are subject to regulation by the U.S. Postal Service, the Federal Trade Commission and various state, local and private consumer protection and other regulatory authorities. In general, these regulations govern the manner in which orders may be solicited, the form and content of advertisements, information which must be provided to prospective customers, the time within which orders must be filled, obligations to customers if orders are not shipped within a specified period of time and the time within which refunds must be paid if the ordered merchandise is unavailable or returned. From time to time, we have modified our methods of doing business and our marketing procedures in response to such regulation. To date, such regulation has not had a material adverse effect on our business or operating results. However, future regulatory requirements or actions may have a material adverse effect on our business or operating results.

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

A significant component of our marketing strategy involves the use of direct marketing to generate sales, from both our direct and retail market channels. Future growth and profitability will depend in part on the effectiveness and efficiency of our marketing expenditures, including our ability to:

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

The Company is not an accelerated filer, a large accelerated filer, or a well-known seasoned issuer. The Company believes that it has resolved all prior comments from the Staff of the Securities and Exchange Commission (SEC) regarding the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Annual Report”), filed on April 2, 2008 and regarding its Current Report on Form 8-K filed with the SEC on April 15, 2008.

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

As of December 31, 2008, we leased approximately 92,000 square feet of space for our twelve retail stores located in Massachusetts (1), Virginia (3), New Hampshire (1), Maryland (2), Delaware (1), Texas (2), New Jersey (1), and Georgia (1).

Item 3.	Legal Proceedings.

From time to time, the Company is exposed to litigation relating to our products and operations. Except as described below, we the Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material, adverse affect on our financial condition or results of operations.

The Company has been named as a defendant in litigation brought by one of its customers against the manufacturer of a riding helmet for injuries sustained in an equestrian accident. To the best of our knowledge, the product was designed and manufactured by our vendor to industry standards. The claim against Dover is covered by our insurance, and the Company vigorously denies liability.

On March 24, 2006, Goldsmith, Agio, Helms, and Linner, LLC (GAH) filed a demand for arbitration with the American Arbitration Association for $2.1 million, plus interest, seeking a success fee purportedly due in connection with the Company’s Initial Public Offering. In May 2007, we finalized the settlement with GAH and agreed to pay $700,000 in order to avoid the burden on management, the costs of preparation and trial, and risks of a potential adverse outcome. This charge was recorded in the first quarter of 2007. As of December 31, 2008, $654,000 of this settlement had been paid under the agreement. The remaining $46,000, plus interest, is scheduled to be paid in installments through April 1, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information.

Our common stock trades on The NASDAQ Stock Market LLC under the symbol “DOVR”. As of March 9, 2009, the number of holders of record of our common stock was 29 and the approximate number of beneficial owners was 732.

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock for each full quarterly period within the two most recent fiscal years, as reported on the NASDAQ Stock Market LLC:

	High	Low

Fiscal Year Ended December 31, 2008
First Quarter	$5.93	$3.20
Second Quarter	4.79	3.25
Third Quarter	3.92	2.40
Fourth Quarter	$2.53	$1.13
Fiscal Year Ended December 31, 2007
First Quarter	$9.04	$7.88
Second Quarter	8.90	7.10
Third Quarter	7.15	4.87
Fourth Quarter	$6.21	$3.69
Fiscal Year Ended December 31, 2006
Fourth Quarter	$9.26	$7.15

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

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities.

As previously reported in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, the Company consummated on April 11, 2008 the acquisition of a significant non-controlling interest in Hobby Horse Clothing Company, Inc., in exchange for 81,720 shares of unregistered Dover common stock (the “Dover Acquisition Shares”) issued to Richard D. Naulty and Patricia Naulty, Trustees of Naulty Family 1994 Living Trust, the seller of such non-controlling interest. Details of this investment and related obligations are set forth in Note 4 to the audited financial statements in this Annual Report. Since October 11, 2008, the Dover Acquisition Shares are no longer restricted securities under Rule 144.

The issuance of securities described above was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4 (2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering. The recipient of securities in that transaction represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in that transaction. The sales of these securities was made without general solicitation or advertising.

For history of the Company’s debt and equity financing activity prior to January 1, 2008, see Part II, Item 5 of the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2007, as filed with the SEC on April 2, 2008.

Issuer Purchases of Equity Securities

During the fiscal quarter ended December 31, 2008, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers” of shares of our common stock.

Item 6.	Selected Financial Data.

The selected historical financial data shown below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes included elsewhere in this Form 10-K. We have derived our Consolidated Statements of Operations Data and certain of our Other Consolidated Financial Data for the years ended December 31, 2004, 2005, 2006, 2007 and 2008 and Consolidated Balance Sheet Data as of December 31, 2004 through December 31, 2008 from our audited Consolidated Financial Statements. Historical results do not necessarily indicate the results you should expect for future periods. The historical financial information gives retroactive effect to a 1.3179 for 1 stock split, which was effected on November 22, 2005 concurrent with the completion of our public offering.

	Year Ended December 31
	2008	2007	2006	2005	2004
	(dollars/shares in thousands)

Consolidated Statements of Operations:
Revenues, net	$77,981	$81,392	$73,046	$62,650	$58,698
Cost of revenues	49,319	50,474	45,771	39,271	36,857

Gross profit	28,662	30,918	27,275	23,379	21,841
Selling, general and administrative expenses	26,299	27,263	24,021	19,797	17,670
Litigation settlement expense	—	700	—	—	—
Goodwill impairment charge(1)	14,267	—	—	—	—

Income (loss) from operations	(11,904)	2,955	3,254	3,582	4,171
Interest expense, financing and other related costs, net	1,287	1,612	948	2,273	1,324
Other investment loss	96	—	—	—	—

Income (loss) before income tax provision	(13,287)	1,343	2,306	1,309	2,847
Provision for income taxes	562	518	914	484	1,481

Net income (loss)	$(13,849)	$825	$1,392	$825	$1,366

Preferred stock dividend	—	—	—	113	160
Net income (loss) attributed to common stockholders	$(13,849)	$825	$1,392	$712	$1,206

Net income (loss) per common share, basic	$(2.68)	$0.16	$0.27	$0.21	$0.42

Net income (loss) per common share, diluted	$(2.68)	$0.16	$0.26	$0.18	$0.31

Number of shares used in per share calculation
Basic	5,164	5,086	5,074	3,374	2,848
Diluted	5,164	5,240	5,320	4,514	4,355
Other Operating Data:
Number of retail stores(2)	12	10	6	4	3
Capital expenditures	1,123	862	1,674	510	661
Cash flows (used in) provided by operating activities	(386)	515	(1,483)	864	2,118
Cash flows (used in) investing activities	(1,212)	(876)	(3,420)	(532)	(714)
Cash flows provided by (used in) financing activities	1,737	569	2,117	2,490	(1,398)
Gross profit margin	36.8%	38.0%	37.3%	37.3%	37.2%
Adjusted EBITDA(3)	3,323	3,856	3,963	4,372	5,254
Adjusted EBITDA margin(3)	4.3%	4.7%	5.4%	7.0%	9.0%
Consolidated Balance Sheet Data:
Cash and cash equivalents	$448	$309	$101	$2,887	$64
Total assets	$26,452	$39,331	$36,866	$31,677	$26,763
Total long-term liabilities	$13,332	$11,189	$9,017	$8,272	$11,778
Total liabilities	$19,833	$19,401	$18,136	$14,295	$17,352
Total stockholders’ equity	$6,620	$19,930	$18,730	$17,382	$9,411

(1)	Includes a non-cash, non-tax deductible goodwill impairment charge of approximately $14,267 triggered by declines in the Company’s market capitalization.

(2)	Includes eleven Dover branded stores and one Smith Brothers branded store; the December 31, 2008 store count includes the Branchburg, NJ Dover-branded store opened in Q2 2008 and the Alpharetta, GA Dover-branded store opened in Q4 2008.

(3)	When we use the term “Adjusted EBITDA”, we are referring to net income minus interest income and other income plus interest expense, income taxes, non-cash stock-based compensation, non-cash goodwill impairment charge, depreciation, amortization, and other investment loss. We present Adjusted EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

Adjusted EBITDA has some limitations as an analytical tool and you should not consider it in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities or any other measure calculated in accordance with U.S. generally accepted accounting principles. Some of the limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or capital commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the impact of an impairment charge that might be taken, when future results are not achieved as planned, in respect of goodwill resulting from any premium that the Company might pay in the future in connection with potential acquisitions;

•	Adjusted EBITDA does not reflect the interest expense or cash requirements necessary to service interest or principal payments on our debt;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•	although stock-based compensation is a non-cash charge, stock options previously awarded, together with additional stock options that might be granted in the future, might have a future dilutive effect on earnings and EPS;

•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table reconciles Adjusted EBITDA to net income (loss) (in thousands):

	Year Ended December 31
	2008	2007	2006	2005	2004
	(dollars in thousands) (1)

Net income (loss)	$(13,849)	$825	$1,392	$825	$1,366
Depreciation	777	710	557	484	414
Amortization of intangible assets	24	89	137	164	139
Stock-based compensation	159	102	17	141	530
Goodwill impairment charge	14,267	—	—	—	—
Interest expense, financing and other related costs, net	1,287	1,612	948	2,273	1,324
Other investment loss	96	—	—	—	—
Provision for income taxes	562	518	914	484	1,481

Adjusted EBITDA	$3,323	$3,856	$3,963	$4,372	$5,254

(1)	Certain of these amounts may not properly sum due to rounding.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report on Form 10-K, including the following discussion, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words “projected”, “anticipated”, “planned”, “expected”, and similar expressions are intended to identify forward-looking statements. In particular, statements regarding a rebounding economy, retail store expansion and business growth are forward-looking statements. Forward-looking statements are not guarantees of our future financial performance, and undue reliance should not be placed on them. Our actual results, performance or achievements may differ significantly from the results, performance and achievements discussed in or implied by the forward-looking statements. Factors that could cause such a difference include material changes to Dover Saddlery, Inc.’s business or prospects, in consumer spending, fashion trends or consumer preferences, or in general political, economic, business or capital market conditions and other risks and uncertainties, including but not limited to the other factors that are detailed in “Item 1A. Risk Factors.” We disclaim any intent or obligation to update any forward-looking statements.

Overview

We are the leading specialty retailer and the largest direct marketer of equestrian products in the U.S. For over 30 years, Dover Saddlery has been a premier upscale marketing brand in the English-style riding industry. We sell our products through a multi-channel strategy. This multi-channel strategy has allowed us to use catalogs and our proprietary database of nearly two million names of equestrian enthusiasts as a primary marketing tool to increase catalog sales and to drive additional business to our e-commerce websites and retail stores.

In November of 2005, we took Dover Saddlery public using the Open IPO® process. The proceeds of that offering were used to retire debt and launch our retail rollout.

Our strategy for growth has been to open additional retail stores using our proprietary mathematical store optimization model to select the sites. Our initial target of 50 retail locations is now 25% complete, with 13 locations up and operating.

2008 was a difficult operating environment for our industry as a result of numerous external factors that led to all time historical lows in consumer confidence which resulted in a contraction in specialty retail consumer spending.

As a result, the Company has developed several short-term strategies to maintain or expand market share, reduce operating costs and reduce capital expenditures. In order to manage our way through these uncertain times, our retail expansion has been slowed and we will be extremely opportunistic in negotiating leases for the balance of 2009 and 2010. Management believes retail space lease costs will decline by 20% to 30% over the last quarter of 2009 and the first half of 2010. On a 10,000 square foot location, this is likely to lower the lease cost by approximately $5.00 per square foot or $50,000 annually resulting in enhanced store profitability for new stores opened with the lower lease cost.

Aggressive cost control has been employed to counter act the contraction in specialty retail consumer spending, which led to a 4.2% decrease in Dover’s total revenues, and a reduction in gross profits of $2.2 million. The result has been that we have been able to preserve a non-GAAP net income of $418,000, or $0.08 per diluted share, for the year ended December 31, 2008. The full year 2008 performance also generated an estimated federal taxable income of $775,000.

On a GAAP basis, the prior year 2007’s net income was $825,000 or $0.16 per diluted share and for 2008 a net loss of ($13.8) million or ($2.68) per diluted share The net loss in 2008 was due entirely to the non-cash, non-deductible goodwill impairment charge of $14.3 million in the fourth quarter. This is a non-cash charge which does not, by itself, impact the Company’s cash flow, future earning power, or ability to service our customers.

Below is a table for clarification showing the non-GAAP net income and earnings per share reconciliation. We believe that these non-GAAP measures supplement our GAAP financial information and provide useful measures for evaluating operating results and trends.

Reconciliation of Non-GAAP to GAAP Measures
Year Ended December 31, 2008

	Non-GAAP	Impairment	GAAP
	Pro-forma Total	Charges	As Reported
	(Unaudited)

Revenues, net — total	$77,981	—	$77,981
Cost of revenues	49,319	—	49,319

Gross profit	28,662	—	28,662
Selling, general and administrative expenses	26,299	—	26,299
Litigation settlement expense	—	—	—
Goodwill impairment charge	—	14,267	14,267

Income (loss) from operations	2,363	(14,267)	(11,904)
Interest expense, financing and other related costs, net	1,287	—	1,287
Other investment loss	96	—	96

Income (loss) before income tax provision	980	(14,267)	(13,287)
Provision for income taxes	562	—	562

Net income (loss)	$418	$(14,267)	$(13,849)

Net income (loss) per share Basic	$0.08	$—	$(2.68)

Diluted	$0.08	$—	$(2.68)

Number of shares used in per share calculation Basic	5,164,000	—	5,164,000
Diluted	5,266,000	—	5,164,000

Estimated Federal
Taxable Income
(Unaudited)

Income (loss) before taxes (GAAP)	$(13,287)
Permanent differences	14,446
State taxes (tax)	(143)
Timing differences	$(241)

Estimated Federal taxable income	$775

The Company believes that the following strategic actions, which will be taken in 2009, will allow it to successfully weather the present negative macroeconomic conditions and return to positive growth in sales and earnings as consumer confidence is restored and the economy turns around. These are:

•	Aggressive cost control particularly in the area of targeted marketing, direct labor in the warehouse call center and retail stores, and management salaries.

•	Reduction in capital expenditures by scaling back store expansion and being extremely opportunistic in present and future lease negotiations.

•	Careful monitoring of same store sales growth and direct marketing response rates in order to determine when the Company’s customers have returned to normal spending behavior, which will allow Dover to increase its marketing activities.

In this time of economic uncertainty, it is very difficult to accurately predict economic trends; however, as changing market conditions become clear, we will adapt our strategies to address these new conditions.

Consolidated Performance and Trends

The Company reported a net loss for the year ended December 31, 2008 of $(13.8) million or $(2.68) per diluted share, which included a non-cash, non-tax deductible goodwill impairment charge of $14.3 million triggered by declines in the Company’s market capitalization. This is compared to a net income of $825,000 or $0.16 per diluted share for the corresponding period in 2007.

The 2008 results reflect our continuing efforts to execute our growth strategy in the retail market channel, where revenues increased 11.4% to $22.1 million for the year ended 2008. This trend of increased revenue may be slowed or eroded by delays in the execution of our new store expansion strategy, constraints in available capital, and interim declines in consumer demand at our retail stores implicated by the current global financial and credit crisis. We respond to fluctuations in revenues primarily by delaying the opening of new stores, adjusting marketing efforts and operations to support our retail stores and manage costs, as well as continuing to focus on our proprietary store optimization modeling to determine the rate and location of new store openings. Our direct market channel revenues decreased 9.2%, to $55.8 million for the year ended December 31, 2008, due to a combination of factors, including lower unit volumes attributable to the significant consumer spending slowdown in the overall economy. We respond to fluctuations in our direct customers’ response by adjusting the quantities of catalogs mailed and other marketing and customer-related strategies and tactics in order to maximize revenues and manage costs. The reversal of these trends of decreased direct revenue, delays in our new store growth plan, and reduced borrowing capacity in our credit facility is dependent upon the response of our customers to these market conditions.

GAAP requires that the carrying value of goodwill on the Company’s balance sheet be reviewed for impairment at least annually, and that a non-cash charge against earnings be taken if it is determined that an impairment in the value of goodwill has occurred. Given the declines in market capitalizations generally in the current global financial and economic recession, impairment charges are no longer uncommon. The Company performed its annual test of impairment of goodwill as of December 31, 2008, in connection with the preparation of its annual financial statements that are presented in this Annual Report. Based on the results of the goodwill impairment test, the Company determined impairment had occurred, which resulted in the write-off of the entire balance of goodwill at December 31, 2008 as required by GAAP. This was a non-cash, non-tax deductible charge of approximately $14,267,000, which we do not believe impacts the Company’s cash flow, future earning power or ability to serve its customers.

In this time of economic uncertainty, we are unable to predict economic trends, but we continue to monitor the situation as it relates to our operations, including new store openings and capital spending.

Single Reporting Segment

The Company operates and manages its business as one operating segment utilizing a multi-channel distribution strategy.

Revenues

We market and sell the most comprehensive selection of products in the equestrian industry. We currently derive our revenues from product sales from two integrated market channels: direct and retail. Our direct market channel generates product sales from both catalog mailings and Internet marketing, and our retail store sales consist of product sales generated by our retail market channel. We sell to the English-style riding market through our Dover Saddlery brand and to the Western-style riding market through our Smith Brothers brand.

In 2008, approximately 71.6% of our revenues generated by our direct market channel, and 28.4% generated by our twelve retail stores, which increased from the 24.4% of retail sales in 2007, due primarily to the success of our retail rollout plan. All revenues are recorded net of product returns.

The Company defines our same store sales to include sales from all stores open for a full fifteen months following a grand opening, or conversion to a Dover branded store.

Revenues from our product sales are seasonal. In addition, our revenues can be affected by the timing of our catalog mailings. In 2008, 27.4% of our revenues were generated in the fourth quarter.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of:

•	advertising, marketing and other brand-building costs, primarily associated with developing, printing and distributing our catalogs and internet advertising;

•	labor and related costs for order processing, and salaries and related costs for marketing, creative and executive personnel;

•	labor and occupancy costs to operate our retail stores;

•	infrastructure costs and information system costs;

•	credit card processing fees;

•	occupancy and other overhead costs;

•	store pre-opening costs;

•	public company, professional fees and other legal, accounting and related costs; and

•	non-cash, stock-based compensation.

Fiscal Periods

Our fiscal year ends on December 31 and our fiscal quarters end on March 31, June 30, September 30 and December 31.

Results of Operations

The following table sets forth results of operations for the periods shown (dollars in thousands):

	Year Ended December 31
	2008	2007	2006

Revenues, net — direct	$55,843	$61,519	$60,249
Revenues, net — retail stores	22,138	19,873	12,797

Revenues, net — total	77,981	81,392	73,046
Cost of revenues	49,319	50,474	45,771

Gross profit	28,662	30,918	27,275
Selling, general and administrative expenses	26,299	27,263	24,021
Litigation settlement expense	—	700	—
Goodwill impairment charge(1)	14,267	—	—

Income (loss) from operations	(11,904)	2,955	3,254
Interest expense, financing and other related costs, net	1,287	1,612	948
Other investment loss	96	—	—

Income (loss) before income tax provision	(13,287)	1,343	2,306
Provision for income taxes	562	518	914

Net income (loss)	$(13,849)	$825	$1,392

Other Operating Data:
Number of retail stores(2)	12	10	6
Capital expenditures	1,123	862	1,674
Cash flows (used in) provided by operating activities	(386)	515	(1,483)
Cash flows (used in) investing activities	(1,212)	(876)	(3,420)
Cash flows provided by financing activities	1,737	569	2,117
Gross profit margin	36.8%	38.0%	37.3%
Adjusted EBITDA(3)	3,323	3,856	3,963
Adjusted EBITDA margin(3)	4.3%	4.7%	5.4%

(1)	Includes a non-cash, non-tax deductible goodwill impairment charge of approximately $14,267, triggered by declines in the Company’s market capitalization.

(2)	Includes eleven Dover branded stores and one Smith Brothers branded store; the December 31, 2008 store count includes the Branchburg, NJ Dover branded store opened in Q2 2008 and the Alpharetta, GA Dover branded store opened in Q4 2008.

(3)	When we use the term “Adjusted EBITDA”, we are referring to net income minus interest income and other income plus interest expense, income taxes, non-cash stock-based compensation, non-cash goodwill impairment charge, depreciation, amortization and other investment loss. We present Adjusted EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

The following table sets forth our results of operations as a percentage of revenues for the periods shown:

	Year Ended December 31 (1)
	2008	2007	2006

Revenues, net — direct	71.6%	75.6%	82.5%
Revenues, net — retail stores	28.4	24.4	17.5
Revenues, net — total	100.0	100.0	100.0
Cost of revenues	63.2	62.0	62.7
Gross profit	36.8	38.0	37.3
Selling, general and administrative expenses	33.7	33.5	32.9
Litigation settlement expense	—	0.9	—
Goodwill impairment charge	18.3	—	—
Income (loss) from operations	(15.3)	3.6	4.5
Interest expense, financing and other related costs, net	1.7	2.0	1.3
Other investment loss	(0.1)	—	—
Income (loss) before income tax provision	(17.0)	1.7	3.2
Provision for income taxes	0.7	0.6	1.3
Net income (loss)	(17.8)%	1.0%	1.9%

(1)	Certain of these amounts may not sum properly due to rounding.

Reconciliation of GAAP to Non-GAAP Net Income and Earnings Per Share

	Year Ended Dec. 31, 2008
	GAAP	Impairment	Non-GAAP
	As Reported	Charges	Pro-forma Total

Revenues, net — total	$77,981	—	$77,981
Cost of revenues	49,319	—	49,319

Gross profit	28,662	—	28,662
Selling, general and administrative expenses	26,299	—	26,299
Litigation settlement expense	—	—	—
Goodwill impairment charge	14,267	(14,267)	—

Income (loss) from operations	(11,904)	14,267	2,363
Interest expense, financing and other related costs, net	1,287	—	1,287
Other investment loss	96	—	96

Income (loss) before income tax provision	(13,287)	14,267	980
Provision for income taxes	562	—	562

Net income (loss)	$(13,849)	$14,267	$418

Net income (loss) per share
Basic	$(2.68)	$—	$0.08

Diluted	$(2.68)	$—	$0.08

Number of shares used in per share calculation
Basic	5,164,000	—	5,164,000
Diluted	5,164,000	—	5,266,000

Reconciliation of GAAP Income Before Taxes to Estimated Federal Taxable Income
(In thousands) (Unaudited)

Year Ended
Dec. 31, 2008

Income (loss) before taxes (GAAP)	$(13,287)
Permanent differences	14,446
State taxes (tax)	(143)
Timing differences	(241)

Estimated federal taxable income	$775

Non-GAAP Financial Measures and Information

From time to time, in addition to financial results determined in accordance with generally accepted accounting principles in the United States (“GAAP”), the Company provides financial information determined by methods other than in accordance with GAAP. The Company’s management uses these non-GAAP measures in its analysis of the Company’s performance and ongoing operations. These non-GAAP measures are referred to as “Non-GAAP Net Income” and “Non-GAAP Earnings Per Share”, both of which reflect adjustments for the goodwill impairment charge. Estimated federal taxable income is the amount we report on our federal income tax return as income on which we pay federal taxes. The Company believes that these non-GAAP operating measures supplement our GAAP financial information and provide useful information to investors for evaluating the Company’s operating results, and trends that may be affecting the Company’s business, as they allow investors to more readily compare our operations to prior financial results, and our future performance. These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies

For clarification purposes, the Company notes that the data provided in the two tables immediately above reconcile GAAP measures to non-GAAP measures; whereas the data presented in the two tables in the section captioned “Overview” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (in Part II, Item 7 earlier in this Annual Report) reconcile the same non-GAAP measures to GAAP measures.

Comparison of Years Ended December 31, 2008 and 2007

Revenues

Our total revenues decreased to $78.0 million for the year ended December 31, 2008, from $81.4 million for the corresponding period in 2007, a decrease of $3.4 million or 4.2%. Revenues in our direct market channel decreased $5.7 million, or 9.2% to $55.8 million. Revenues in our retail market channel were $22.1 million, an increase of $2.3 million, or 11.4%. The decrease in our direct market channel was due to lower unit volumes attributable to continuing consumer slowdown in the overall economy. The increase in revenues from our retail market channel was due primarily to the opening of new stores in 2007 and 2008 and resulting increases in retail revenues. Same store sales decreased 4.7% over prior year, attributable to consumer reaction to the global economic crisis and uncertainty.

Gross Profit

Gross profit for the year ended December 31, 2008 decreased 7.3% to $28.7 million, from $30.9 million for the corresponding period in 2007. Gross profit, as a percentage of revenues, for the year ended December 31, 2008 was 36.8% compared to 38.0% for the corresponding period in 2007. The decrease in gross profit of $2.2 million was due to lower revenues in our direct market channel and variations in overall product mix. The decrease in gross profit as a percentage of revenues was attributable to variations in our overall product mix, a higher proportion of consumer spending on sale merchandise, and product cost increases.

Selling, General and Administrative

Selling, general and administrative expenses decreased 3.5% for the year ended December 31, 2008 to $26.3 million, compared to $27.3 million for the corresponding period in 2007. As a percentage of revenues, SG&A expenses increased to 33.7% of revenues, from 33.5% of revenues for the corresponding period in 2007. The $1.0 million decrease included tactical reductions in marketing costs of $0.6 million, primarily catalog costs, and professional fees of $0.4 million due to decreased litigation costs. Facility costs increased $0.5 million in support of retail market channel revenue growth, and overall labor costs were flat when compared to prior year.

Litigation Settlement Expense

There was no litigation settlement expense in 2008.  In 2007, the litigation settlement expense was $0.7 million for the final settlement of the GAH litigation, which we incurred in the first quarter of 2007 to avoid additional costs of preparation and trial, the burden on management, and the risk of a large adverse award.

Goodwill Impairment Charge

We test our goodwill annually for impairment, in connection with the preparation of our financial statements. At December 31, 2008, we performed the initial step of our impairment evaluation by comparing the fair market value of our single reporting unit, as determined using market capitalization, to its carrying value. Since the carrying value exceeded the fair value, the second step of the impairment evaluation was performed to calculate the value of the impairment in accordance with GAAP. The result was a non-cash goodwill impairment charge of $14.3 million, the entire amount of the goodwill carrying value. This charge was recorded with no corresponding tax benefit. The primary reason for the goodwill impairment charge was the reduction in our market capitalization. This is a non-cash charge which does not by itself impact the Company’s cash flow, future earning power or ability to serve its customers. At December 31, 2007, our goodwill impairment test showed that the fair value of our single reporting unit exceeded its carrying value.

Interest Expense

Interest expense, including amortization of deferred financing costs attributed to our subordinated debt and revolving credit facility, decreased for the year ended December 31, 2008 to $1.3 million, compared to $1.6 million for the corresponding period in 2007. This decrease is primarily attributable to reduced rates in our revolving credit facility.

Income Tax Provision

The provision for income taxes was $0.6 million for the year ended December 31, 2008 and $0.5 million for the corresponding period in 2007. The effective tax rates for the year to date periods were recorded based upon management’s best estimates of the rates for the entire respective years, and are adjusted each quarter. The 2008 rate is attributable to increased state tax rates and liabilities and the inability to deduct, for tax purposes, the goodwill impairment charge.

Net Income (Loss)

On a GAAP basis, the net loss for the year ended December 31, 2008 was $(13.8) million, or $(2.68) per share. This net loss was due entirely to the non-cash, non-deductible goodwill impairment charge of $14.3 million in the fourth quarter. For the prior year of 2007, GAAP net income and diluted earnings per share were $825,000 and $0.16, respectively.

The non-GAAP net income was $418,000 or $0.08 per diluted share for the year ended December 31, 2008. Non-GAAP earnings exclude the non-cash goodwill impairment charge triggered by the decline in the Company’s market capitalization. The full year 2008 performance generated an estimated federal taxable income of $775,000. The GAAP to non-GAAP reconciliation is included in the tables in the foregoing Results of Operations section entitled, “Reconciliation of GAAP to Non-GAAP Net Income to Earnings Per Share” and “Reconciliation of GAAP Income before Taxes to Estimated Federal Taxable Income.”

Comparison of Years Ended December 31, 2007 and 2006

Revenues

Our total revenues increased to $81.4 million for the year ended December 31, 2007, from $73.0 million for the corresponding period in 2006, an increase of $8.4 million or 11.4%. Revenues in our direct market channel increased $1.3 million, or 2.1% to $61.5 million. Revenues in our retail market channel were $19.9 million, an increase of $7.1 million, or 55.3%. The increase in revenues from our retail market channel was due primarily to the opening of new stores. Same store sales were flat in 2007 due primarily to the cannibalization in the Maryland market. Comparable stores not impacted by cannibalization increased 3.4% for the year.

Gross Profit

Gross profit for the year ended December 31, 2007 increased 13.4% to $30.9 million, from $27.3 million for the corresponding period in 2006. Gross profit, as a percentage of revenues, increased for the year ended December 31, 2007 to 38%, from 37.3% of revenues for the corresponding period in 2006. The increase of $3.6 million in gross profit was due primarily to increased revenues in our retail market channel. The increase in gross profit as a percentage of revenues was attributable to variations in overall product mix.

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

The following tables presenting our unaudited quarterly results of operations should be read in conjunction with the consolidated financial statements and related notes contained elsewhere in this report. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. You should also keep in mind, as you read the following tables, that our operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

The following table presents our unaudited quarterly results of operations for the eight fiscal quarters ended December 31, 2007 and 2008. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of our financial position and operating results for the quarters presented.

Fiscal Quarter Ended

	Dec 31,	Sept 30,	June 30,	March 31,	Dec 31,	Sept 30,	June 30,	March 31,
	2008	2008	2008	2008	2007	2007	2007	2007
	(In thousands except per share data)
	(Unaudited)

Revenues, net — direct	$15,182	$13,077	$14,087	$13,497	$17,240	$14,318	$15,086	$14,874
Revenues, net — retail stores	6,182	5,945	5,854	4,158	5,685	5,593	4,912	3,685

Revenues, net — total	21,364	19,022	19,941	17,655	22,925	19,911	19,998	18,559
Cost of revenues	13,023	12,031	12,967	11,299	13,620	12,541	12,441	11,872

Gross profit	8,341	6,991	6,974	6,356	9,305	7,370	7,557	6,687
Selling, general and administrative expenses	7,103	6,326	6,284	6,587	7,358	6,220	6,561	7,124
Litigation settlement expense	—	—	—	—	—	—	—	700
Goodwill impairment charge	14,267	—	—	—	—	—	—	—

Income (loss) from operations	(13,029)	665	690	(231)	1,947	1,150	996	(1,137)
Interest expense, financing and other related costs, net	322	317	315	333	454	445	399	315
Other investment income (loss)	(78)	(20)	2	—	—	—	—	—

Income (loss) before income tax provision	(13,429)	328	377	(564)	1,493	705	597	(1,452)
Provision (benefit) for income taxes	485	154	127	(205)	573	261	221	(537)

Net income (loss)	$(13,914)	$174	$250	$(359)	$920	$444	$376	$(915)

Net income (loss) per share
Basic	$(2.68)	$0.03	$0.05	$(0.07)	$0.18	$0.09	$0.07	$(0.18)

Diluted	$(2.68)	$0.03	$0.05	$(0.07)	$0.18	$0.08	$0.07	$(0.18)

Liquidity and Capital Resources

For the year ended December 31 2008, we increased our cash by $0.1 million. In balancing the growth strategy of new store openings in the first half of 2008, with reduced consumer demand in the second half of the year, cash was utilized for general working capital requirements, capital expenditures and third-party debt service requirements. The source for the additional cash generated related to increased borrowings under our revolving credit facility. Subject to constraints in our available capital, we plan in the future to obtain additional financing from banks, or through public offerings or private placements of debt or equity securities, strategic relationships, or other arrangements. In the event we fail to meet our financial covenants with our lenders, we may not have access through our line of credit to sufficient working capital to manage our fixed and variable obligations or pursue our growth strategy, or if our covenant non-compliance triggers a default, our loans may be called requiring the repayment of all amounts on our loans.

Operating Activities

Cash utilized in our operating activities for year the ended December 31, 2008 was $0.4 million compared to $0.5 million generated for the corresponding period in 2007. The results of operations, consisting of the net loss adjusted for the non-cash goodwill impairment charge of $14.3 million, as well as non-

cash expenses of depreciation, amortization, non-cash interest and other expenses, generated $1.9 million of cash. Cash outflows consisted primarily of a planned reduction in vendor accounts payable of $1.1 million in a challenging economic environment. Cash of $0.6 million was also utilized for inventory expansion for two new stores, prepaid catalogs and other current assets of $0.3 million, as well as reductions in accrued expenses, other current liabilities and income taxes payable of $0.6 million, offset by decreased receivables of $0.3 million. For the year ended December 31, 2007, cash provided by our operating activities was $0.5 million. Cash outflows during this period consisted primarily of inventory increases of $2.0 million attributable to retail growth and increased seasonal buying. Cash outflows also included decreases in accounts payable of $0.2 million, and increased receivables, partially offset by prepaid catalog costs and other current assets of $0.7 million, and non-cash expenses of $0.7 million.

Investing Activities

Cash utilized in our investing activities was $1.2 million for the year ended December 31, 2008 compared to $0.9 million for the corresponding period in 2007. For the year ended December 31, 2008, investing activities consisted primarily of retail store build-out and equipment costs. For the year ended December 31, 2007, investment activities represented the purchase of capital equipment in support of our growth, including leasehold improvements, computer equipment, furniture and fixtures, and the purchase of other assets and related deposits. Increases in investment activities, pending improvement in the current economic uncertainty, can be expected in future periods to outfit our new retail stores.

Financing Activities

Net cash provided by our financing activities was $1.7 million for the year ended December 31, 2008 compared to $0.6 million provided in the corresponding period in 2007. For the year ended December 31, 2008, we funded our operating activities and investing activities with net borrowings of $2.0 million under our revolving credit facility. For the year ended December 31, 2007, cash was provided by proceeds from the issuance of $5.0 million in new senior subordinated notes, offset by $3.2 million in the settlement of our previous notes, and $0.4 million of financing fees, as well as net borrowings of $0.4 million under our revolving credit facility.

Revolving Credit Facility

On December 11, 2007, the Company entered into a new senior revolving credit facility with RBS Citizens Bank N.A., under which it can borrow up to $18,000,000, including $2,000,000 for letters of credit. Interest accrues at a variable rate based on either prime rate or published LIBOR rates. The credit facility expires on January 31, 2011, at which time all advances will be immediately due and payable. As of December 31, 2008, the revolving credit facility borrowing limit was $18,000,000, subject to certain covenants, and the amount outstanding under the credit facility was $8,300,000 at the net revolver rate of 2.50% and the unused amount available was $9,700,000. Borrowings are secured by substantially all of the Company’s assets. Under the terms of this credit facility, the Company is subject to various covenants. At December 31, 2008, the Company obtained a waiver for non-compliance with one of its covenants under the credit facility. On March 27, 2009, the Company amended the senior revolving credit facility to adjust various covenant levels for fiscal year 2009, due to the on-going impact of the economic recession. As a result, the Company anticipates compliance with all revised covenants for the next four quarters. In addition, the maximum amount to be borrowed was reduced from $18,000,000 to $14,000,000 in 2009, and through June 2010, and will then reduce to $13,000,000 on June 30, 2010. If future default occurs, the bank may require that we repay all amounts then outstanding. Any amounts which we may be required to repay prior to a scheduled repayment date, however, would reduce funds that we could otherwise allocate to other opportunities that we consider desirable.

Senior Subordinated Notes Payable and Warrants

On December 11, 2007, the Company entered into a subordinated loan agreement with BCA Mezzanine Fund, LP, Cephas Capital Partners, LP, and SEED Ventures, LP (jointly, the “Subordinated Holders”), which provided for the issuance of a senior subordinated note payable, which is due in full on December 11, 2012, for aggregate proceeds of $5,000,000. The note is subordinated in right of payment to existing and future senior debt, ranks equal in right of payment with any future senior subordinated debt and is senior in right of payment to any future subordinated debt. Interest accrues at an annual rate of 14%, of which 12% is payable quarterly in arrears on the fifth business day of the following month. The remaining 2% per annum is deferrable, and if deferred, shall be compounded annually and due in full on December 11, 2012. As of December 31, 2008, the Company had deferred $119,833 of interest. Prepayment on the principal amount due under the note may voluntarily be made at any time, plus accrued and unpaid interest and a prepayment fee of 5% of the prepaid amount if paid prior to the first anniversary, 4% if paid prior to the second anniversary, 3% if paid prior to the third anniversary, and 0% if paid after December 11, 2010. Under the terms of this senior subordinated credit facility, the Company is subject to various covenants. As of December 31, 2008, the balance of the subordinated notes was $5.0 million, and the Company has obtained a waiver for non-compliance with one of its covenants. On March 27, 2009, the Company amended the subordinated loan agreement to adjust various covenant levels for fiscal year 2009, due to the on-going impact of the economic recession. As a result, the Company anticipates compliance with all revised covenants for the next four quarters.

If future default occurs, the holders of our sub debt may require that we repay all amounts then outstanding.

Simultaneously with the issuance of this note, we issued warrants to the Subordinated Holders, exercisable at any time after December 11, 2007, for an initial 118,170 shares of our common stock at an initial exercise price of $3.96 per share. The number of shares to be received for the warrants, upon exercise, is subject to change in the event of additional equity issuances and/or stock splits.

Working Capital and Capital Expenditure Needs

We believe our existing cash, cash equivalents, expected cash to be provided by our operating activities, and funds available through our revolving credit facility will be sufficient to meet our currently planned working capital and capital expenditure needs over at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the expansion of our retail stores, the acquisition of new capabilities or technologies and the continuing market acceptance of our products. To the extent that existing cash, cash equivalents, cash from operations and cash from our revolving credit facility under the conditions and covenants of our credit facilities are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, businesses, services or technologies which we anticipate would require us to seek additional equity or debt financing, we may enter into these types of arrangements in the future. There is no assurance that additional funds would be available on terms favorable to us or at all. Funds from our revolving credit facility may not be available if we fail to meet the financial covenants contained in the loan agreements with our lenders. At December 31, 2008, the Company obtained a waiver for non-compliance with one of its covenants under its loan agreements, and as of March 27, 2009, has secured amendments to various covenants to address its expected needs over the next twelve months. The maximum amount to be borrowed was reduced from $18,000,000 to $14,000,000 in 2009, and through June 2010, and will then reduce to $13,000,000 on June 30, 2010. If our needs change, we may not have access to sufficient working capital even under our amended covenants, and if future default occurs, the lenders may require that we repay all amounts then outstanding.

Contractual Obligations

We generally do not enter into binding purchase commitments. Our principal commitments consist of obligations under our revolving credit facility and leases for our headquarters and distribution facility, as well as our retail stores and miscellaneous office space. The following table describes our commitments to settle contractual obligations in cash as of December 31, 2008, unless otherwise noted:

	Payments Due by Period
	2009	2010	2011	2012	2013	Total
	(In thousands)

Outstanding checks	$373	$—	$—	$—	$—	$373
Capital leases(1)	117	71	50	28	—	266
Operating leases	2,211	1,962	1,556	813	692	7,234
Revolving credit facility(2)	—	—	8,300	—	—	8,300
Senior subordinated notes(3)	600	600	600	6,469	—	8,269

Total	$3,301	$2,633	$10,506	$7,310	$692	$24,442

(1)	Payments include principal and interest

(2)	Interest is payable monthly at the variable base rate, announced from time to time by the bank, plus an applicable margin determined by the Company’s funded debt ratio. As of December 31, 2008, the outstanding revolver balance was $8.3 million and the applicable interest rate was 2.5%.

(3)	Interest accrues at an annual rate of 14%, of which 12% is payable quarterly in arrears. The remaining 2% per annum is deferrable, and if deferred, shall be compounded and due in full on December 11, 2012. Minimum annual interest payments are $600,000 in 2009 through 2012, as well as $869,000 of deferred interest due in full in 2012. Actual interest paid on the sub-debt in 2008 was $492,000.

Off-Balance Sheet Arrangement

As of December 31, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

Revenue Recognition

Revenues are recognized when payment is reasonably assured, the product is shipped and title and risk of loss have transferred to the customer. For direct merchandise sales, this occurs when product is delivered to the common carrier at the Company’s warehouse. For retail sales, this occurs at the point of sale. For the periods presented, merchandise returns have been consistent; resulting in period-end reserves of $757,000 and $822,000 for the years ended December 31, 2008 and 2007, respectively. We do not anticipate changes to the future trends of our merchandise returns.

Shipping and handling fees charged to the customer are recognized at the time the products are shipped to the customer and are included in net revenues. Shipping costs are included in cost of goods sold.

Inventory Valuation

Inventory consists of finished goods in the Company’s mail-order warehouse and retail stores. The Company’s inventory is stated at the lower of cost, with cost determined by the first-in, first-out (FIFO) method, or net realizable value. The Company maintains a reserve for excess and obsolete inventory. This reserve was $95,000 for the years ended December 31, 2008 and 2007. The Company continuously monitors the salability of its inventories to ensure adequate valuation of the related merchandise. Inventory valuation charges have remained consistent throughout each period presented. We do not foresee any change to this trend which currently recognizes annual valuation charges below that of the period end reserve balances.

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

Stock-based Compensation

The Company adopted SFAS No. 123(R), which is a revision of SFAS No. 123, as of January 1, 2006, using the modified prospective method. Therefore, the results for the year ended December 31, 2005 have not been restated. Since adoption, all share-based payments to employees, and Directors, including grants of employee stock options, are recognized in the income statement based on their fair values.

Impairment of Long-lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to discounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We do not believe that any of our long-lived assets, other than goodwill, were impaired as of December 31, 2008 and 2007.

We account for goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill be reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying amount of a reporting unit exceeds its estimated fair value, goodwill is evaluated for potential impairment. Management has determined, based on the guidance of SFAS No. 142, there is a single reporting unit, the Company as a whole. We performed our annual test of impairment of goodwill as of December 31, 2008, in connection with the preparation of our financial statements presented in this Annual Report. We determined that impairment of the entire recorded amount of goodwill had occurred, as the carrying value of the reporting unit exceeded its fair value. Accordingly, we recorded a goodwill impairment charge of approximately $14,267,000 in the 2008 Statement of Operations, the entire amount of the goodwill carrying value, with no tax benefit.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“Statement 157”). This Statement provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed. The Statement clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company-specific data. This Statement is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued Staff Position 157-2 (FSP 157-2)which delays the effective date of Statement 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, this Staff Position defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008. The impact of the adoption on January 1, 2008 of Statement 157 related to financial assets and liabilities on the financial statements, was not material. The Company is assessing the impact FSP 157-2 will have on its financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows companies to measure many financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The impact of the adoption on January 1, 2008 of Statement 159 on the financial statements, was not material as the Company made no such elections.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“Statement 141R”) and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“Statement 160”). Statement 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. Statement 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. Statements 141R and 160 are effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. The Company’s financial statements will be impacted by Statement 141R in the event any acquisitions are completed.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). SFAS 160 requires that noncontrolling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS No. 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS No. 160 also establishes guidelines for accounting changes in ownership percentages and for deconsolidation. SFAS No. 160 is effective for financial statements for fiscal years beginning or on of after December 1, 2008 and interim periods within those years. The adoption of SFAS No. 160 will have no material impact on our financial condition, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 enhances disclosures for derivative instruments and hedging activities, including: (i) the manner in which a company uses derivative instruments; (ii) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and (iii) the effect of derivative instruments and related hedged items on a company’s financial position. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We adopted this statement as of January 1, 2009. As SFAS No. 161 relates specifically to disclosures, this standard will have no impact on our financial condition, results of operations or cash flows.

In April 2008, the FASB issued EITF 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS No. 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. The Company is currently evaluating the impact of the adoption of EITF 07-05 on the Company’s financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS No. 162 to have a material impact on our financial condition, results of operations or cash flows.

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

Interest Rate Sensitivity

We had cash and cash equivalents totaling $0.5 million at December 31, 2008. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We intend to maintain our portfolio of cash equivalents, including money market funds and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. As of December 31, 2008, all of our investments were held in money market funds and certificates of deposits.

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments, primarily certain borrowings under our revolving credit facility. The advances under this revolving credit facility bear a variable rate of interest determined as a function of the prime rate and the published LIBOR rate at the time of the borrowing. If interest rates were to increase by two percent, the additional interest expense as of December 31, 2008 would be approximately $166,000 annually. At December 31, 2008, $8.3 million was outstanding under our revolving credit facility.

Item 8.	Financial Statements and Supplementary Data.

DOVER SADDLERY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Dover Saddlery, Inc.

We have audited the accompanying consolidated balance sheet of Dover Saddlery, Inc. and subsidiaries (the Company) as of December 31, 2008 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dover Saddlery, Inc. and subsidiaries at December 31, 2008, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Vitale, Caturano & Company, P.C.

Boston, Massachusetts

March 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Dover Saddlery, Inc.

We have audited the accompanying consolidated balance sheet of Dover Saddlery, Inc. and subsidiaries (the Company) as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dover Saddlery, Inc. and subsidiaries at December 31, 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 27, 2008

DOVER SADDLERY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$448,213	$309,162
Accounts receivable	833,368	1,169,304
Inventory	17,329,883	16,768,730
Prepaid catalog costs	1,673,375	1,426,890
Prepaid expenses and other current assets	996,737	951,553
Deferred income taxes	—	72,300

Total current assets	21,281,576	20,697,939
Furniture and fixtures	1,130,708	1,019,235
Office and other equipment	1,953,374	1,817,259
Leasehold improvements	4,454,270	3,478,653

Total property and equipment	7,538,352	6,315,147
Less accumulated depreciation and amortization	(3,939,441)	(3,162,117)

Net property and equipment	3,598,911	3,153,030

Other assets:
Goodwill	—	14,266,525
Deferred income taxes	582,900	472,400
Intangibles and other assets, net	988,867	741,131

Total other assets	1,571,767	15,480,056

Total assets	$26,452,254	$39,331,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation and outstanding checks	$480,674	$618,441
Accounts payable	2,168,232	3,313,816
Accrued expenses and other current liabilities	3,639,639	3,712,707
Income taxes payable	—	567,872
Deferred income taxes	212,200	—

Total current liabilities	6,500,745	8,212,836
Commitments and contingencies (Notes 5 & 12)
Long-term liabilities:
Revolving line of credit	8,300,000	6,300,000
Subordinated notes payable, net	4,906,571	4,738,175
Capital lease obligation, net of current portion	125,420	150,417

Total long-term liabilities	13,331,991	11,188,592
Stockholders’ equity:
Common Stock, par value $0.0001 per share; 15,000,000 shares authorized; issued 5,187,038 and 5,105,318 as of December 31, 2008 and 2007	519	511
Additional paid in capital	44,801,241	44,262,106
Treasury stock, 795,865 shares at cost	(6,081,986)	(6,081,986)
Accumulated deficit	(32,100,256)	(18,251,034)

Total stockholders’ equity	6,619,518	19,929,597

Total liabilities and stockholders’ equity	$26,452,254	$39,331,025

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2008	2007	2006

Revenues, net	$77,981,025	$81,392,373	$73,046,123
Cost of revenues	49,319,477	50,473,940	45,771,416

Gross profit	28,661,548	30,918,433	27,274,707
Selling, general, and administrative	26,299,145	27,263,128	24,020,467
Litigation settlement expense	—	700,000	—
Goodwill impairment charge	14,266,525	—	—

Income (loss) from operations	(11,904,122)	2,955,305	3,254,240
Interest expense, financing and other related costs, net	1,287,682	1,612,251	948,467
Other investment loss	95,518	—	—

Income (loss) before income tax provision	(13,287,322)	1,343,054	2,305,773
Provision for income taxes	561,900	517,900	913,800

Net income (loss)	$(13,849,222)	$825,154	$1,391,973

Net income (loss) per share
Basic	$(2.68)	$0.16	$0.27

Diluted	$(2.68)	$0.16	$0.26

Number of shares used in per share calculation (Note 2)
Basic	5,164,000	5,086,000	5,074,000
Diluted	5,164,000	5,240,000	5,320,000

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

	Common Stock			Other	Treasury Stock		Retained
	Number of	Par	Additional	Comprehensive	Number of	Redemption	Earnings
	Shares	Value	Paid in Capital	Income (loss)	Shares	Value	(Deficit)	Total

Balance at December 31, 2005	5,074,344	$507	$43,883,692	$47,600	795,865	$(6,081,986)	$(20,468,161)	$17,381,652
Stock based compensation			17,000	—				17,000
Net income							1,391,973	1,391,973
Effective cash flow hedge				(47,600)				(47,600)
Offering Costs			(12,817)					(12,817)

Balance at December 31, 2006	5,074,344	$507	$43,887,875	$—	795,865	$(6,081,986)	$(19,076,188)	$18,730,208

Stock based compensation			102,000					102,000
Net income							825,154	825,154
Issuance of warrants to purchase common stock	—		272,000					272,000
Exercise of stock warrant	30,974	4	231					235

Balance at December 31, 2007	5,105,318	$511	$44,262,106	$—	795,865	$(6,081,986)	$(18,251,034)	$19,929,597

Stock based compensation			159,143					159,143
Net loss							(13,849,222)	(13,849,222)
Hobby Horse Investment	81,720	8	379,992					380,000

Balance at December 31, 2008	5,187,038	$519	$44,801,241	$—	795,865	$(6,081,986)	$(32,100,256)	$6,619,518

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2008	2007	2006

Operating activities:
Net income (loss)	$(13,849,222)	$825,154	$1,391,973
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	801,625	798,829	693,576
Goodwill impairment charge	14,266,525	—	—
Deferred income taxes	174,000	(453,500)	(92,300)
Loss from investment in affiliate	95,518	—	—
Stock-based compensation	159,143	102,000	17,000
Non-cash interest expense	270,024	232,484	179,518
Changes in current assets and liabilities:
Accounts receivable	335,936	(374,395)	(631,935)
Inventory	(561,153)	(1,958,158)	(4,093,896)
Prepaid catalog costs and other current assets	(291,669)	742,646	(451,524)
Accounts payable	(1,145,583)	(194,137)	879,533
Accrued expenses, other current liabilities and income taxes payable	(640,941)	794,035	625,093

Net cash (used in) provided by operating activities	(385,797)	514,958	(1,482,962)
Investing activities:
Acquisition	—	—	(1,521,578)
Purchases of property and equipment	(1,123,236)	(861,842)	(1,673,514)
Fees paid in connection with investment in affiliate	(33,300)	—	—
Change in other assets	(55,882)	(14,429)	(224,645)

Cash (used in) investing activities	(1,212,418)	(876,271)	(3,419,737)
Financing activities:
Borrowings under revolving line of credit	12,829,000	21,700,000	10,050,000
Payments under revolving line of credit	(10,829,000)	(21,300,000)	(9,150,000)
Proceeds from issuance of senior subordinated notes	—	5,000,000	—
Payments to settle senior subordinated notes	—	(3,150,000)	—
Payments of commitment and financing fees	—	(395,848)	(23,500)
Change in outstanding checks	(117,316)	(1,145,902)	1,431,425
Payments on capital leases	(145,418)	(139,292)	(177,812)
IPO transaction costs	—	—	(12,817)
Cash proceeds from exercise of warrants	—	235	—

Net cash provided by financing activities	1,737,266	569,193	2,117,296

Net increase(decrease) in cash and cash equivalents	139,051	207,880	(2,785,403)

Cash and cash equivalents at beginning of period	309,162	101,282	2,886,685

Cash and cash equivalents at end of period	$448,213	$309,162	$101,282

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,018,800	$1,372,010	$778,103
Income taxes	$1,023,415	$685,228	$531,094
Supplemental disclosure of non-cash financing activities
Issuance of common stock in connection with investment in affiliate	$380,000	$—	$—
Equipment acquired under capital leases	$99,969	$169,063	$—

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Operations and Organization

Dover Saddlery, Inc., a Delaware corporation (the “Company”), is a leading specialty retailer and the largest direct marketer of equestrian products in the United States. The Company sells products through a multi-market channel strategy, including direct and retail, with stores located in Massachusetts, New Hampshire, Delaware, Texas, Virginia, Maryland, New Jersey, and Georgia. The Company provides a complete line of products, as well as specially developed private label offerings from its direct marketing headquarters, warehouse, and call center facility in Littleton, Massachusetts.

The accompanying consolidated financial statements comprise those of the Company and its wholly owned subsidiaries, Dover Saddlery, Inc., a Massachusetts corporation, Smith Brothers, Inc., a Texas corporation, Dover Saddlery Retail, Inc., a Massachusetts corporation, Old Dominion Enterprises, Inc., a Virginia corporation, and Dover Saddlery Direct, Inc., a Massachusetts corporation. The Company accounts for its investment in Hobby Horse Clothing Company, in which it owns a 40% interest, using the equity method of accounting. All inter-company accounts and transactions have been eliminated in consolidation.

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

The following table presents certain selected audited operating data from both the direct and retail market channels (dollars in thousands):

	Year Ended December 31
	2008	2007	2006

Revenues, net — direct	$55,843	$61,519	$60,249
Revenues, net — retail	22,138	19,873	12,797

Revenues, net — Total	$77,981	$81,392	$73,046

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

Revenues from merchandise sales, including shipping and handling, are recognized when payment is reasonably assured, the product is shipped and title and risk of loss have transferred to the customer. For direct sales, this occurs when product is delivered to the common carrier at the Company’s warehouse. For retail sales, this occurs at the point of sale. Revenues are recorded net of local sales tax collected. At the time of recognition, the Company provides a reserve for projected merchandise returns. The reserve, which is based on prior return experience, is recorded in accrued expenses and other current liabilities (see Note 9).

Shipping and Handling Costs

The Company has classified amounts billed to customers for shipping and handling as revenue, and shipping and handling costs as cost of revenue in the accompanying consolidated statements of operations.

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

The Company provides for depreciation and amortization of assets recorded, including those under capitalized leases, using the straight-line method by charges to operations in amounts that allocate the cost of the assets over their estimated useful lives as follows:

Asset Classification	Estimated Useful Life

Office and other equipment	5 -7 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of the estimated life or lease term

Depreciation and amortization of leasehold improvements and assets recorded under capital leases were approximately $777,000, $710,000, and $557,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory

Inventory consists of finished goods in the Company’s mail-order warehouse and retail stores. The Company’s inventories are stated at the lower of cost, with cost determined by the first-in, first-out method, or net realizable value. The Company maintains a reserve for excess and obsolete inventory. This reserve as of December 31, 2008 and 2007 was $95,000. The Company continuously monitors the salability of its inventories to ensure adequate valuation of the related merchandise.

Advertising

The costs of direct-response advertising materials, primarily catalog production and distribution, are deferred in accordance with Statement of Position (SOP) 93-7, Reporting on Advertising Costs. These costs are recognized over the period of expected future revenue, which is less than one year. Deferred costs as of December 31, 2008 and 2007 were $1,673,000 and $1,427,000, respectively. The combined marketing and advertising costs charged to selling, general, and administrative expenses for the years ended December 31, 2008, 2007 and 2006 were approximately $9,458,000, $10,089,000, and $9,783,000, respectively.

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

Management has determined, based on the guidance of SFAS No. 142, that there is a single reporting unit, the Company as a whole. At December 31, 2008, in connection with the preparation of its annual financial statements, the Company performed its annual test of impairment of goodwill by comparing the fair market value of its single reporting unit to its carrying value. The Company determined that the carrying value of the reporting unit exceeded the fair value, thus the second step of impairment evaluation was performed to calculate impairment in accordance with GAAP. As a result, a goodwill impairment charge of approximately $14,267,000, the entire amount of the goodwill carrying value, was recorded in the 2008 Consolidated Statements of Operations, with no tax benefit. The primary reason for the impairment charge was the reduction in the Company’s market capitalization.

At December 31, 2007 and 2006, based upon its annual evaluations, the Company determined that the fair value of the reporting unit exceeded the carrying amount, resulting in no impairment.

The following table sets forth the change in the carrying amount of goodwill for the years ended December 31, 2008 and 2007.

	Year Ended December 31
	2008	2007

Balance as of December 31	$14,267,000	$14,267,000
Impairment charge	14,267,000	—

Balance as of December 31	$—	$14,267,000

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

Financial Instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure about fair value of financial instruments. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, line of credit advances, and notes payable. The carrying value of cash and cash equivalents, accounts receivable, and accounts payable reflects fair value due to their short-term nature. The carrying value of the line of credit reflects fair value due to variable interest rates. The carrying value of the subordinated notes payable, as of December 31, 2008, is not materially different from the fair value of the notes.

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

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than reported net income, the only other item of comprehensive income is the effectively hedged interest rate swap

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustment, which expired in December 2006. Total comprehensive income (loss) for the years ended December 31, 2008, 2007 and 2006 was $(13,849,000), $825,000, and $1,344,000, respectively.

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

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is presented in conformity with SFAS No. 128, Earnings per Share. In accordance with SFAS No. 128, basic net income (loss) per share is determined by dividing net income (loss) available to common stockholders’ by the weighted average common shares outstanding during the period. Diluted net income (loss) per share is determined by dividing net income (loss) by the dilutive weighted average common shares outstanding. The dilutive weighted average common shares outstanding assumes a full conversion of preferred shares, if any, and includes the potential incremental common shares from the exercise of stock options and warrants using the treasury stock method, if dilutive.

A reconciliation of the number of shares used in the calculation of basic and diluted net income (loss) per share is as follows:

	Year Ended December 31
	2008	2007	2006

Basic weighted average common shares outstanding	5,187,000	5,086,000	5,074,000
Add: Dilutive effect of assumed stock option and warrant exercises less potential incremental shares purchased under the treasury method	—	154,000	246,000

Diluted weighted average commons shares outstanding	5,187,000	5,240,000	5,320,000

In 2008, 2007 and 2006, approximately 954,000, 590,000 and 170,000 options and warrants to acquire common stock were excluded from the diluted weighted average shares calculation as the effect of such options and warrants is anti-dilutive.

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based Compensation

On January 1, 2006 the Company adopted SFAS No. 123(R), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25. Generally, the approach under SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Refer to Note 7 for further discussion of stock-based compensation recognized in 2007 and 2008 under SFAS 123(R).

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“Statement 157”). This Statement provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed. The Statement clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company-specific data. This Statement is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued Staff Position 157-2 (FSP 157-2)which delays the effective date of Statement 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, this Staff Position defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008. The impact of the adoption on January 1, 2008 of Statement 157 related to financial assets and liabilities on the financial statements, was not material. The Company is assessing the impact FSP 157-2 will have on its financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows companies to measure many financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The impact of the adoption on January 1, 2008 of Statement 159 on the financial statements, was not material as the Company made no such elections.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“Statement 141R”) and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“Statement 160”). Statement 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. Statement 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. Statements 141R and 160 are effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. The Company’s financial statements will be impacted by Statement 141R in the event any acquisitions are completed.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). SFAS 160 requires that noncontrolling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS No. 160 also changes the manner in which the net income of the subsidiary is reported and

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disclosed in the controlling company’s income statement. SFAS No. 160 also establishes guidelines for accounting changes in ownership percentages and for deconsolidation. SFAS No. 160 is effective for financial statements for fiscal years beginning or on of after December 1, 2008 and interim periods within those years. The adoption of SFAS No. 160 will have no material impact on our financial condition, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 enhances disclosures for derivative instruments and hedging activities, including: (i) the manner in which a company uses derivative instruments; (ii) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and (iii) the effect of derivative instruments and related hedged items on a company’s financial position. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We adopted this statement as of January 1, 2009. As SFAS No. 161 relates specifically to disclosures, this standard will have no impact on our financial condition, results of operations or cash flows.

In April 2008, the FASB issued EITF 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS No. 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. The Company is currently evaluating the impact of the adoption of EITF 07-05 on the Company’s financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS No. 162 to have a material impact on our financial condition, results of operations or cash flows.

3.	Financing Agreements

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

Revolving Credit Facility

The $18,000,000 revolving credit facility, of which up to $2,000,000 can be in the form of letters of credit, bears interest at the base rate, announced from time to time by the bank, plus an applicable margin determined by the Company’s funded debt ratio. At December 31, 2008, the bank rate was 3.25%, less the applicable margin of (0.75%). Interest is payable monthly on the last

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

business day of each month. At its option, the Company may have all or a portion of the unpaid principal under the credit facility bear interest at various LIBOR rate options.

The Company is obligated to pay commitment fees of 0.125% per annum on the average daily, unused amount of the line of credit during the preceding quarter. All assets of the Company collateralize the revolving credit facility. Under the terms of the credit facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios, operating cash flows, current asset ratios, and capital expenditures. At December 31, 2008, the Company obtained a waiver for non-compliance with one of its covenants under the credit facility. If future default occurs, the bank may require that the Company repay all amounts then outstanding. Any amounts which the Company may be required to repay prior to a scheduled repayment date, however, would reduce funds that it could otherwise allocate to other opportunities that the Company considers desirable. The revolving line of credit is due in full in January 2011.

At December 31, 2008, the Company had the ability to borrow $18,000,000 on the revolving line of credit, subject to certain covenants, of which $8,300,000 was outstanding, bearing interest at the net revolver rate of 2.50%. At December 31, 2007, the Company had the ability to borrow $18,000,000, of which $6,300,000 was outstanding, bearing interest at 7.0%.

On March 27, 2009, the Company amended the senior revolving credit facility to adjust various covenant levels for the fiscal year 2009, due to the on-going impact of the economic recession. As a result, the Company anticipates compliance with all revised covenants for the next four quarters of fiscal 2009. In addition, the maximum amount to be borrowed has been reduced in 2009 from $18,000,000 to $14,000,000, and therefore, the additional availability under the post-effective amendment would have been $5.7 million. In June 2010, the maximum amount to be borrowed under the senior revolving credit facility will be reduced to $13,000,000.

Senior Subordinated Notes Payable and Warrants

In December 2007, the Company issued $5,000,000 in senior subordinated notes payable. The notes are subordinated in right of payment to existing and future senior debt, rank equal in right of payment with any future senior subordinated debt and are senior in right of payment to any future subordinated debt. Interest accrues at an annual rate of 14%, of which 12% is payable quarterly in arrears. The remaining 2% per annum is deferrable, and if deferred, shall be compounded and due in full on December 11, 2012. As of December 31, 2008, the Company had deferred $119,833 of interest. Prepayment on the principal amount due under the notes may voluntarily be made at any time, plus accrued and unpaid interest and a prepayment fee of 5% of the prepaid amount if paid prior to the first anniversary, 4% if paid prior to the second anniversary, 3% if paid prior to the third anniversary, and 0% if paid after December 11, 2010.

In connection with the issuance of the subordinated notes, the Company issued warrants to the note holders, exercisable at any time after December 11, 2007 for an initial 118,170 shares of its common stock at an exercise price of $3.96 per share. The number of shares to be received for the warrants, upon exercise, is subject to change in the event of additional equity issuances and/or stock splits. The warrants were estimated to have a fair value of $272,000, which has been reflected as a discount of the proceeds. The discount is amortized through interest expense over the life of the notes. The warrants were valued using a Black-Scholes calculation with a risk free interest rate of 4.3%, an expected life of 9 years (which reflects the contractual term), a volatility of 43.4% and a dividend yield of 0%.

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, the net $4,907,000 subordinated notes, on the consolidated balance sheet, reflect the $5,000,000 face value, plus the $119,833 in deferred interest less the remaining unamortized net discount of $213,000. As of December 31, 2007, the net $4,738,000 subordinated notes, on the consolidated balance sheet, reflect the $5,000,000 face value, plus the $5,833 in deferred interest less the remaining unamortized net discount of $267,000.

Under the terms of the subordinated note agreements, the Company is subject to certain covenants, including, among others, maximum funded debt ratios, operating cash flows, current asset ratios and capital expenditures. At December 31, 2008, the Company obtained a waiver for non-compliance with one of its covenants. On March 27, 2009, the Company amended the senior subordinated loan agreement to adjust various covenant levels for the fiscal year 2009, due to the on-going impact of the economic recession. As a result, the Company anticipates compliance with all revised covenants for the next four quarters of fiscal 2009. If future default occurs, the holders of the Company’s subordinated debt may require that the Company repay all amounts then outstanding.

Debt Payments

The estimated aggregate principal payments under our combined financing agreements as of December 31, 2008 for each of the next five fiscal years are as follows:

Principal Debt Payments

2009	$—
2010	$—
2011	$8,300,000
2012	$5,000,000
2013	$—

4.	Investment in Affiliate

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

The Company acquired 40% of the common stock of HH, a privately owned company. The total acquisition costs included $380,000 in common stock, as well as $33,300 in professional fees. The valuation of the Company’s stock was set using an average closing price of the Company’s common stock over the days immediately proceeding and including the acquisition date. Based on the purchase allocation, the total acquisition cost of $413,300 was allocated to the fair value of the

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s share of net assets acquired, including $138,000 of intangible assets, which represents the difference between the cost and underlying equity in HH’s net assets at the date of acquisition.

Dover’s share of HH’s net loss for the year ended December 31, 2008 was $95,518. This amount includes the intangible asset customer list amortization (resulting from the purchase price allocation) and is included in Other Investment Loss in the accompanying Consolidated Statements of Operations. The carrying value at December 31, 2008 was $317,782 and was included in Intangibles and Other Assets in the accompanying Consolidated Balance Sheets.

Under certain circumstances, the Company may have the right, or obligation, to acquire the remaining 60% of the common stock of HH.

5.	Commitments

The Company leases its facilities and certain fixed assets that may be purchased for a nominal amount on the expiration of the leases under non-cancelable operating and capital leases that extend through 2019. These leases, which may be renewed for periods ranging from one to five years, include fixed rental agreements as well as agreements with rent escalation clauses.

Property and equipment includes the following cost and related accumulated depreciation associated with equipment under capital lease:

	Year Ended December 31
	2008	2007

Furniture and fixtures	$—	$—
Office and equipment	220,732	321,387
Leasehold improvements	318,161	295,286

Total cost of leased equipment	538,893	616,673
Less allowances for depreciation	(251,648)	(270,980)

Net book value of assets under capital lease	$287,245	$345,693

The amortization expense for the assets recorded under capital leases is included in depreciation expense.

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum commitments as of December 31, 2008 are as follows:

	Capital	Operating
	Leases	Leases

2009	$117,000	$2,211,000
2010	71,000	1,962,000
2011	50,000	1,556,000
2012	28,000	813,000
2013	—	692,000
Thereafter	—	3,183,000

Total minimum lease payments	266,000	10,417,000
Amount representing interest	(33,205)

Present value of net minimum lease payments	232,795
Less current portion	107,375

Long-term capital lease obligation	$125,420

Total rental expense under the operating agreements included in the accompanying consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 was $2,049,000, $1,682,000, and $1,292,000, respectively.

In connection with retail locations, the Company enters into various operating lease agreements, with escalating rental payments. The effects of variable rent disbursements have been expensed on a straight-line basis over the life of the lease in accordance with SFAS No. 13, Accounting for Leases. As of December 31, 2008, there was approximately $233,000 of deferred rent recorded in other current liabilities. As of December 31, 2007, there was approximately $110,000 of deferred rent recorded in other current liabilities.

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

	Year Ended December 31
	2008	2007	2006

Current:
Federal	$244,500	$762,900	$746,000
State	143,400	208,500	260,100

Total current	387,900	971,400	1,006,100
Deferred:
Federal	140,700	(359,100)	(65,500)
State	33,300	(94,400)	(26,800)

Total deferred	174,000	(453,500)	(92,300)

Total provision for income tax	$561,900	$517,900	$913,800

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes relate to the following temporary differences as of:

	Year Ended December 31
	2008	2007

Current deferred tax asset (liability):
Prepaid expenses currently deductible	$(552,500)	$(378,700)
Litigation settlement	—	87,800
Reserves not currently deductible	340,300	363,200

Total current deferred tax asset (liability)	(212,200)	72,300

Non-current deferred tax asset
Depreciation and amortization	500,650	440,000
Other	82,250	32,400

Total non-current deferred tax asset	582,900	472,400

Net deferred tax asset	$370,700	$544,700

Valuation allowances are established when it is more likely than not that some portion of the deferred tax asset will not be realized.

The effective income tax rate varies from the amount computed using the statutory U.S. income tax rate as follows:

	Year Ended December 31
	2008	2007	2006

Federal statutory rate (benefit)	(34.0)%	34.0%	34.0%
Increase in taxes resulting from state income taxes, net of federal income tax benefit	0.9	5.6	6.9
Effect of nondeductible stock-based compensation	0.3	2.0	0.2
Adjustment of deferred income tax liability	0.4	(3.0)	(1.5)
Non-deductible goodwill impairment charge	36.6	—	—

Effective income tax rate	4.2%	38.6%	39.6%

Effective January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. The application of the Interpretation’s provisions did not change our liability for unrecognized tax benefits. At January 1, 2008 and December 31, 2008, the Company had no liability recorded for unrecognized tax benefits.

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

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company records interest and penalties related to income taxes as a component of income tax. The Company recognized $8,883.00 in interest and penalty expense for the year ended December 31, 2008. At December 31, 2007, the Company did not recognize any interest and penalty expense.

Tax years 2005 through 2008 remain subject to examination by the IRS, and 2004 through 2008 tax years remain subject to examination by Massachusetts and various other jurisdictions. There currently is one examination in progress, by Massachusetts for the years ended 2004 to 2006.

7.	Stockholders’ Equity

Preferred Stock

The Company currently has authorized 1,000,000 shares of Preferred Stock, none of which were issued or outstanding at December 31, 2008 or 2007.

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

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008, 5 shares were available for future grants, and as of December 31, 2007, 151,718 shares were available for future grants.

The following table summarizes all stock option activities.

	Year Ended December 31
	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Beginning balance	685,007	$5.58	538,209	$6.02	372,180	$5.32
Granted	151,713	1.24	162,523	4.54	166,029	7.58
Forfeited	—	—	(15,725)	10.00	—	—
Exercised	—	—	—	—	—	—

Ending balance	836,720	$4.79	685,007	$5.58	538,209	$6.02

Exercisable	455,372	$5.43	389,661	$5.32	372,180	$5.32

	Options Outstanding
		Weighted
	Options	Average	Options
Range of Exercise Prices	Outstanding	Remaining Life	Exercisable

$ 1.13	26,070	0.76	26,070
$ 1.24 — $1.36	151,713	7.39	—
$ 1.56	49,115	3.33	49,115
$ 1.94 — $2.14	137,966	5.58	137,966
$ 4.50 — $4.95	162,523	8.88	32,505
$ 7.50 — $8.78	166,029	7.85	66,412
$10.00	143,304	6.88	143,304

The following table sets forth the intrinsic value at December 31, 2008 and 2007, for outstanding options:

	December 31, 2008		December 31, 2007
	Number of	Aggregate	Number of	Aggregate
	Options	Intrinsic Value(1)	Options	Intrinsic Value(1)

Outstanding	836,720	$(2,884,453)	685,007	$(962,696)
Exercisable	455,372	$(1,863,040)	389,661	$(448,934)
Vested or expected to be vested	836,720	$(2,884,453)	685,007	$(962,696)

(1)	The aggregate intrinsic value was calculated based on the difference between the fair value of the Company’s common stock on December 31, 2008 or 2007 and the weighted average exercise price of the underlying options.

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

In November 2008 and 2007, the Company granted 151,713 and 162,523 options, respectively, to acquire common stock to Company employees and directors. Using the Binomial Lattice Model (with assumptions disclosed below), the 2008 and 2007 awards had weighted average fair value of $0.83 and $1.78 per option, respectively. The fair value of awarded options recognized was $159,000 and $102,000 for the years ended December 31, 2008 and 2007, respectively. The fair value of these awards was recorded as stock-based compensation expense included in general and administrative expense. The remaining unrecognized stock-based compensation expense related to unvested awards at December 31, 2008, was approximately $609,000 to be recognized on a straight-line basis over the employee’s weighted average vesting period.

The following table illustrates the assumptions used in the Binomial-Lattice calculation used to value to the option awards recognized in the 2008 and 2007 income statements:

	2008	2007

Weighted-average risk-free interest rate	3.2%	4.3%
Volatility	130.0%	43.0%
Expected dividend yield	0.0%	0.0%
Weighted-average fair value of options granted	$0.83	$1.78

Common Stock Warrants

In connection with the issuance of the senior subordinated debt in 2005, the Company issued a warrant to the Patriot Capital Funding, Inc. to purchase 30,974 common shares at $0.00759 per share. The warrant was exercised by Patriot Capital Funding, Inc. in August 2007. On the date of exercise, August 13, 2007, the fair value of the common stock was approximately $5.38 per share, resulting in an aggregate intrinsic value of approximately $166,000. The Company recognized proceeds of $235 related to the exercise.

In connection with the refinancing completed in December 2007, the Company issued warrants to the lenders to purchase an initial 118,170 common shares at $3.96 per share. The warrants had a fair value of $272,000, and are fully exercisable after December 11, 2007. The warrants expire in December 2016. The warrants had an intrinsic value of approximately $24,000, and remained outstanding as of December 31, 2008. The number of shares to be received for the warrant is subject to change in the event of additional equity issuances and/or stock splits.

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

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2008	2007

Wages payable	$141,919	$916,292
Sales return reserves	757,000	822,000
Gift certificate and prepaid sales liabilities	1,256,537	873,918
Accrued professional fees	290,392	238,667
Miscellaneous accruals and other liabilities	1,193,791	861,830

Total accrued expenses and other current liabilities	$3,639,639	$3,712,707

A roll-forward of the Company’s sales return reserve is as follows:
Beginning balance	$822,000	$713,000
Provision	12,282,347	13,324,964
Returns	(12,347,347)	(13,215,964)

Ending balance	$757,000	$822,000

10.	Intangibles and Other Assets

Intangibles and other assets consist of the following:

	December 31
	2008	2007

Deferred financing fees	$356,506	$356,506
Purchased catalog and related assets	819,433	819,433
Lease acquisition and other misc. assets	397,258	350,059
Investment in affiliate	317,782	—

Total cost	1,890,979	1,525,998
Accumulated amortization:
Deferred financing fees	(100,374)	(7,432)
Purchased catalog and related assets	(801,738)	(777,435)

Total accumulated amortization	(902,112)	(784,867)

Total	$988,867	$741,131

Deferred financing costs are amortized on a straight-line basis over the shorter of the contractual or estimated life of the related debt. In connection with the debt refinance discussed in

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4, the Company recognized all previously unamortized deferred financing costs associated with the extinguished facilities. Purchased catalog and related assets are amortized on a straight-line basis over the estimated useful lives of the underlying assets, extending through 2011. Amortization expense for the Company’s intangible assets for the years ended December 31, 2008, 2007 and 2006 was approximately $24,000, $89,000 and $137,000, respectively.

The estimated aggregate of purchased catalog and deferred financing costs for each of the next five years is as follows:

Years Ended:
December 31, 2009	$102,000
December 31, 2010	$99,000
December 31, 2011	$40,000
December 31, 2012	$33,000
December 31, 2013 and thereafter	$—

11.	Related Party Transactions

On October 26, 2007, the disinterested members of the Audit Committee of the Board of Directors approved a $5.0 million subordinated debt financing facility as part of a plan to refinance the Company’s current subordinated debt with Patriot Capital. The new sub-debt facility was led by BCA Mezzanine Fund, L.P. (BCA), which participated at $2.0 million (in which Company Board member Gregory Mulligan holds a management position and indirect economic interest). The subordinated loans were consummated as of December 11, 2007. Except as noted above with respect to Mr. Mulligan, there is no relationship, arrangement or understanding between the Company and any of the Subordinated Holders or any of their affiliates, other than in respect of the loan agreement establishing and setting forth the terms and conditions of this subordinated loan agreement. In 2008, the Company made interest payments to BCA of $492,000.

In October of 2004, the Company entered into a lease agreement with a minority stockholder. The agreement, which relates to the Plaistow, NH retail store, is a five year lease with options to extend for an additional fifteen years. For the year ended December 31, 2008 the Company expensed $187,000 in connection with the lease. For the years ended December 31, 2007 and 2006, the company expensed $200,000 in connection with the lease. In addition, a related deposit of $18,750 is recorded as prepaid expenses and other current assets.

In order to expedite the efficient build-out of leasehold improvements in its new retail stores, the Company utilizes the services of a real estate development company owned by a non-executive Company employee and minority stockholder to source construction services and retail fixtures. Total payments for the year ended December 31, 2008, consisting primarily of reimbursements for materials and outside labor, for the fit-up of four stores were $340,000. Reimbursements for the year ended December 31, 2007 were $395,000.

12.	Contingencies

From time to time, the Company is exposed to litigation relating to our products and operations. Except as described below, the Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material, adverse affect on the Company’s financial condition or results of operations.

The Company has been named as a defendant in litigation brought by one of its customers against the manufacturer of a riding helmet for injuries sustained in an equestrian accident. To the

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

best of the Company’s knowledge, the product was designed and manufactured by the vendor to industry standards. The claim against Dover is covered by the Company’s insurance, and the Company vigorously denies liability.

On March 24, 2006, GAH filed a demand for arbitration with the American Arbitration Association for $2.1 million, plus interest, seeking a success fee purportedly due in connection with the Company’s Initial Public Offering. In May 2007, we finalized the settlement with GAH and agreed to pay $700,000 in order to avoid the burden on management, the costs of preparation and trial, and risks of a potential adverse outcome. This charge was recorded in the first quarter of 2007. As of December 31, 2008, $654,000 of this settlement had been paid under the agreement. The remaining $46,000, plus interest, is scheduled to be paid in installments through April 1, 2009, and is recorded in accrued expenses and other current liabilities within the accompanying consolidated balance sheet.

13.	Quarterly Financial Data (unaudited)

The following tables contain selected quarterly consolidated financial data for fiscal 2008 and fiscal 2007 that were prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary to present fairly, in all material respects, the information set forth therein on a consistent basis.

	Fiscal 2008 Quarter Ended
	(Unaudited) (in thousands)
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008

Net sales	$21,364	$19,022	$19,941	$17,655
Gross profit	8,341	6,991	6,974	6,356
Net income (loss)(1)	$(13,914)	$174	$250	$(359)

Net income (loss) per share:
Basic	$(2.68)	$0.03	$0.05	$(0.07)

Diluted	$(2.68)	$0.03	$0.05	$(0.07)

	Fiscal 2007 Quarter Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007

Net sales	$22,925	$19,911	$19,998	$18,559
Gross profit	9,305	7,370	7,557	6,687
Net income	$920	$444	$376	$(915)

Net income per share:
Basic	$0.18	$0.09	$0.07	$(0.18)

Diluted	$0.18	$0.08	$0.07	$(0.18)

(1)	Includes a non-cash, non-tax deductible goodwill impairment charge of approximately $14,267 triggered by declines in the Company’s market capitalization.

The sum of the quarterly EPS amounts may not equal the full year amount since the computations of the weighted average shares outstanding for each quarter and the full year are made independently.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Company changed its independent registered accounting firm on September 22, 2008, as reported in Item 4.01 of its Current Report on Form 8-K/A filed with the Commission on October 6, 2008, which disclosure is repeated below:

“On September 22, 2008, the Audit Committee of the Board of Directors (the “Audit Committee”) of Dover Saddlery, Inc. (the “Company”) approved the engagement of Vitale Caturano & Company, P.C. (“Vitale”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008. The Audit Committee also approved the dismissal of Ernst & Young LLP (“Ernst & Young”) as its independent registered public accounting firm effective September 22, 2008.

The Audit Committee’s charter requires it periodically review whether it is in the Company’s best interests to rotate the Company’s independent registered public accounting firm. As reported in the Company’s 2008 Proxy Statement for its Annual Meeting of Stockholders, the Audit Committee commenced such a process in the spring of 2008, and determined that it should solicit proposals from several firms. Ernst & Young did not submit, for the Audit Committee’s consideration, a proposal to continue as the Company’s independent registered accounting firm. Ernst & Young indicated to the Audit Committee that it would stand for re-appointment on terms substantially consistent with terms of its prior engagement, but would not submit a proposal that revalued its services at a lower price. As the result of its review, the Audit Committee made and approved the decision to engage a new independent registered public accounting firm.

The Audit Committee dismissed Ernst & Young on September 22, 2008. The reports of Ernst & Young’s on the Company’s financial statements during the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except as follows: Ernst & Young’s report on the consolidated financial statements of the Company as of and for the years ended December 31, 2007 and 2006 contained a separate paragraph stating that “As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payments.”

Ernst & Young’s report on the consolidated financial statements of the Company as of and for the year ended December 31, 2007 contained a separate paragraph stating that “As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretations No. 48, Accounting for Uncertainty in Income Taxes.”

In connection with the audits of the Company’s consolidated financial statements for the years ended December 31, 2007 and 2006, and in the subsequent interim period through September 22, 2008, there were no disagreements with Ernst & Young on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Ernst & Young would have caused Ernst & Young to make reference to the matter in their reports.

The Company has requested Ernst & Young to furnish it a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of Ernst & Young’s letter dated October 6, 2008 is included as Exhibit 16.1 to this Current Report on Form 8-K.

During the past two fiscal years and subsequent interim periods immediately preceding September 22, 2008, the Company did not consult Vitale regarding either: (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was the subject of a disagreement as described in Item 304(a)(1)(iv) of Regulation S-K or reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

The Company has made the contents of this Current Report on Form 8-K available to Vitale and requested it to review the disclosures herein and afforded Vitale the opportunity to furnish us a letter addressed to the SEC containing any new information, clarification of the Company’s expression of its views, or the respects in which it does not agree with the statements made by the Company in response to Item 304(a). Vitale has informed the Company that it has reviewed the disclosures herein, and authorized us to report to the Commission that it does not have any new information or clarification of, and that it does not disagree with, the Company’s disclosures herein.”

Item 9A.	Controls and Procedures.

Not applicable.

Item 9A(T).	Controls and Procedures.

Our management has responsibility for establishing and maintaining adequate internal control over financial reporting for the Company.

With the participation of our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

With the participation of our chief executive officer and chief financial officer, we also evaluated the effectiveness of our internal controls over financial reporting (as defined in § 240.13a — 15(f) or § 240.15d — 15(f) under the Securities Exchange Act of 1934, as amended) as of December 31, 2008 against the control framework for internal controls specified by The Internal Control — Integrated Framework (1992), created by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as supplemented by (i) the guidance of the U.S. Securities and Exchange Commission (SEC) in SEC Interpretive Release No. 34-55929 (June 27, 2007), and (ii) COSO’s Internal Control over Financial Reporting — Guidance for Smaller Public Companies (2006). Based on the foregoing evaluation, management concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2008 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.

No change in our internal control over financial reporting occurred during the fourth fiscal quarter of the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The report in this Item 9A(T) shall be deemed to furnished to the Securities and Exchange Commission, and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 9B.	Other Information.

On February 13, 2009, the Company celebrated the Grand Opening of its new store in North Kingstown, Rhode Island. The store is located in the Stop and Shop Plaza at 1340 Ten Rod Road, North Kingstown. With the addition of this store, the Company operates a total of thirteen retail stores, including twelve Dover branded stores and one Smith Brothers branded store.

The Company committed to the location and planning of the Rhode Island store before the forecast of an economic recession became clear. Since then, as disclosed earlier in this Annual Report on Form 10-K, management has placed on hold its plans for further retail expansion until the economy begins to rebound.

The rest of the information in this Annual Report on Form 10-K about our plans for, and the number and type of, Company retail stores is based on information as of December 31, 2008.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information set forth under the captions “Directors, Executive Officers” and “Corporate Governance”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 6, 2009, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2008, is incorporated herein by reference.

Item 11.	Executive Compensation.

The information set forth under the caption “Remuneration of Executive Officers and Directors” appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 6, 2009, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2008, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 6, 2009, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2008, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions “Certain Relationships and Related Transactions” and “Director Independence”, appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 6, 2009, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2008, is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information set forth under the captions “Principal Accounting Fees and Services” appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 6, 2009, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2008, is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The index to the consolidated financial statements follows:

(a)(2) Financial Statement Schedule

The information required by this Item has been included in the Financial Statements and related notes in Item 8 above.

(b) Exhibits

Number		Description

*1	.1	Form of Underwriting Agreement
*3	.1	Amended and Restated Certificate of Incorporation of the Company
*3	.2	Certificate of Amendment to Certificate of Incorporation of the Company
*3	.3	Second Amended and Restated Certificate of Incorporation of the Company to be filed upon completion of this offering
*3	.4	By-laws of the Company
*3	.5	Amended and Restated By-laws of the Company to be effective upon completion of this offering
***3	.6	Amendment to By-Laws of the Company
*4	.1	Shareholders Agreement, dated as of September 17, 1998, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Donald Motsenbocker, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers
*4	.2	First Amendment to Shareholders Agreement, dated as of August 29, 2003, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers
*4	.3	Second Amendment to Shareholders Agreement, dated as of August 25, 2005, by and among a majority in interest of the Purchasers (as defined therein) and a majority in interest of the Sellers (as defined therein)
*4	.4	Instrument of accession, dated as of September 16, 2005, signed by Citizens Ventures, Inc. and accepted by the Company, to that certain Shareholders Agreement, dated as of September 17, 1998, by and among the Company and the Shareholders referenced therein, as amended
*4	.5	Form of Common Stock Certificate
*4	.6	Warrant to purchase common stock of the Company issued to Patriot Capital Funding, Inc.
*4	.7	Amended and Restated 11.50% Senior Secured Subordinated Note, dated September 16, 2005, issued jointly by the Company, Dover Massachusetts and Smith Brothers, Inc. to Patriot Capital Funding, Inc.

Number		Description

**4	.8	Mezzanine Promissory Note
**4	.9	Specimen Common Stock Purchase Warrant
**4	.10	Registration Rights Agreement
*5	.1	Opinion of Bingham McCutchen LLP
*5	.2	Opinion of Preti Flaherty Beliveau Pachios & Haley LLP
*†10	.1	1999 Stock Option Plan (the “1999 Plan”)
*†10	.2	Form of Stock Option Agreement under the 1999 Plan
*10	.3	2005 Equity Incentive Plan (the “2005 Plan”)
*10	.4	Form of Stock Option Agreement under the 2005 Plan
*10	.5	Form of Restricted Stock Award Agreement under the 2005 Plan
*10	.6	Lease, dated as of May 29, 1997, by and between Dover Massachusetts and CE Holman, LLP
*10	.7	Lease, dated as of October 12, 2001, by and between David F. Post and Dover Massachusetts
*10	.8	Lease, dated as of March 1, 2003, by and between Smith Brothers, Inc. and JDS Properties, LLC
*10	.9	Letter dated February 9, 2005 from the Company to JDS Properties, LLC regarding lease extension
*10	.10	Lease, dated as of June 22, 2002, by and between Hockessin Square, L.L.C. and Dover Massachusetts
*10	.11	Letter dated January 25, 2005 from the Company to Hockessin Square, L.L.C. regarding lease extension
*10	.12	Lease, dated as of November 24, 2003, by and between North Conway Holdings, Inc. and Dover Massachusetts
*10	.13	Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers
*10	.14	First Amendment to Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers
*10	.15	Amendment to Stock Purchase Agreement, dated as of September 17, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers
*10	.16	Amended and Restated Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank
*10	.17	Amendment to Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank
*10	.18	Amended and Restated Security Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank
*10	.19	Amended and Restated Pledge Agreement, dated as of December 11, 2003, by and between the Company and Fleet National Bank
*10	.20	Shareholder Pledge Agreement, dated as of September 17, 1998, by and among Stephen L. Day, Jonathan A.R. Grylls, David J. Powers, James F. Powers, Michele R. Powers and BankBoston, N.A.
*10	.21	Amended and Restated Revolving Credit Note, dated as of December 11, 2003, by Dover Massachusetts for the benefit of Fleet National Bank
*10	.22	Letter agreement, dated as of September 16, 2005, by and between Dover Massachusetts and Bank of America, N.A. (successor by merger to Fleet National Bank)

Number		Description

*10	.23	Security Agreement, dated as of December 11, 2003, by and between Smith Brothers, Inc. and Fleet National Bank
*10	.24	Guaranty, dated as of December 11, 2003, by Smith Brothers, Inc. to Fleet National Bank
*10	.25	Redemption Agreement, dated as of August 25, 2005, by and between the Company and Citizens Ventures, Inc.
*10	.26	Letter agreement, dated as of September 14, 2005, by and between the Company and Citizens Ventures, Inc., amending that certain Redemption Agreement, dated as of August 26, 2005, by and between the Company and Citizens Ventures, Inc.
*10	.27	License Agreement, dated as of February 10, 2003, by and between Weatherbeeta PTY LTD and the Company
*10	.28	Settlement Agreement, dated as of December 22, 2003, by and between Libertyville Saddle Shop, Inc. and the Company
†*10	.29	Employment Agreement, dated as of September 1, 2005, by and between Stephen L. Day and the Company
†*10	.30	Employment Agreement, dated as of September 1, 2005, by and between Jonathan A.R. Grylls and the Company
*10	.31	Amended and Restated Subordination Agreement, dated as of September 16, 2005, by and among Bank of America, N.A. (successor by merger to Fleet National Bank), Patriot Capital Funding, Inc. (successor in interest to Wilton Funding, LLC) and Dover Massachusetts, acknowledged by the Company and Smith Brothers, Inc.
*10	.32	Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc., Patriot Capital Funding, Inc. and the Purchasers referenced therein
*10	.33	Amended and Restated Security Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc. and Patriot Capital Funding, Inc.
##10	.34(1)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Stephen L. Day
##10	.35(2)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Jonathan A.R. Grylls
##10	.36(4)	Second Amendment dated as of March 28, 2006 to Amended and Restated Loan Agreement with Bank of America.
##10	.37(5)	Amendment No. 1 dated as of March 28, 2006 to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.
++10	.38	Agreement of Lease dated March 29, 2006 by and between the Company and Sparks Lot Seven, LLC
ˆˆ10	.39	Commercial Lease executed as of March 9, 2001 between Marvid Crabyl, LLC and Dover Saddlery, Inc., as amended and extended.
ˆˆ10	.40	Stock Purchase Agreement dated as of May 19, 2006 among Dover Saddlery, Inc., Dover Saddlery Retain, Inc., Old Dominion Enterprises, Inc. and Reynolds Young, as amended.
ˆˆ10	.41	Lease made as of June 2006 between Humphrey and Rodgers and Dover Saddlery Retail, Inc.
ˆˆ10	.42	Agreement of Lease for Shopping Center Space between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc. Dated as May 20, 1997
ˆˆ10	.43	LB’s of Virginia Building Lease Agreement dated November 1, 2000, as amended.

Number		Description

ˆˆ10	.44	Lease agreement made July 10, 2006 between Hopkins Roads Associates and Dover Saddlery Retail, Inc.
ˆˆ10	.45(5)	Consent and Amendment No. 2, dated June 29, 2006, to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.
ˆˆ10	.46(6)	Waiver letter dated as of June 27, 2006 between Bank of America, N.A. and Dover Saddlery, Inc.
+10	.47(7)	First Amendment and Extension to Lease Agreement dated September 2006 between C.E. Holman Limited Partnership and Dover Saddlery, Inc.
#10	.48(4)	Third Amendment dated as of March 29, 2007 to Amended and Restated Loan Agreement dated as of December 11, 2003, with Bank of America
#10	.49(5)	Waiver and Amendment No. 3 dated March 30, 2007 to the Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.
###10	.50(6)	Waiver by Bank of America dated May 14, 2007
###10	.51(8)	Waiver and Consent by Patriot Capital Funding, Inc. dated May 15, 2007
ˆˆˆ10	.52(6)	Waiver by Bank of America dated August 9, 2007
ˆˆˆ10	.53(8)	Waiver and Consent by Patriot Capital Funding, Inc. dated August 10, 2007
ˆˆˆ10	.54(9)	Renewal of Lease for Shopping Center Space executed August 3, 2007 between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc.
ˆˆˆ10	.55	Shopping Center Lease Agreement dated May 30, 2007 between Pavillion North, Ltd., and Dover Saddlery Retail, Inc.
ˆˆˆ10	.56	First Amendment dated June 25, 2007 to Shopping Center Lease Agreement between Pavillion North, Ltd. and Dover Saddlery Retail, Inc. which amends Exhibit 10.55 filed herewith
+++10	.57(7)	Second Amendment and Extension of Lease Agreement dated August 30, 2007 between C.E. Holman Limited Partnership, and Dover Saddlery Retail, Inc.
+++10	.58(6)	Bank of America Amendment and Waiver dated November 9, 2007
**10	.59	Loan and Security Agreement dated December 11, 2007 between RBS Citizens Bank N.A and Dover Saddlery, Inc..
**10	.60	Revolving Credit Note dated December 11, 2007 between RBS Citizens Bank N.A. and Dover Saddlery, Inc.
**10	.61	Intercreditor, Subordination and Standby Agreement dated December 11, 2007 between RBS Citizens Bank N.A. and Dover Saddlery, Inc.
**10	.62	Mezzanine Loan Agreement dated December 11, 2007 between BCA Mezzanine Fund, L.P. and Dover Saddlery, Inc.
**10	.63	Mezzanine Security Agreement dated December 11, 2007 between BCA Mezzanine Fund, L.P. and Dover Saddlery, Inc.
ˆ10	.64(10)	First Amendment to Mezzanine Loan Agreement with BCA Mezzanine Fund dated March 27, 2009
ˆ10	.65(11)	First Amendment to Loan and Security Agreement with RBS Citizens dated March 27, 2009
ˆ10	.66(12)	First Amendment to Revolving Credit Note with RBS Citizens dated March 27, 2009
##14	.1(3)	Code of Business Conduct and Ethics
##21	.1	Subsidiaries of the Company
*23	.1	Consent of Bingham McCutchen LLP (included in Exhibit 5.1)
ˆ23	.2	Consent of Ernst & Young LLP

Number		Description

*23	.3	Consent of Preti Flaherty Beliveau Pachios & Haley PLLC (included in Exhibit 5.2)
ˆ23	.4	Consent of Vitale, Caturano and Company, P.C.
*24	.1	Power of Attorney
ˆ31	.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
ˆ31	.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
ˆ32	.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
*99	.1	Consent of William F. Meagher, Jr.

ˆ	Filed herewith

*	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-127888)
**	Filed with the Company’s Form 8-K Current Report on December 14, 2007
***	Filed with the Company’s Form 8-K Current Report on December 28, 2007
+++	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 on November 13, 2007
ˆˆˆ	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 on August 14, 2007
###	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 on May 15, 2007
#	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 on April 2, 2007
##	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 on March 30, 2006
++	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, on May 15, 2006
ˆˆ	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 , on August 14, 2006
+	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, on November 13, 2006
+	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, on November 13, 2006
†	Indicates a management contract or compensatory plan or arrangement

(1)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.30

(2)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.31

(3)	Amends and restates Code of Conduct and Ethics filed with the Company’s Registration Statement on Form S-1/A on October 2, 2005 as Exhibit 14.1

(4)	Amends Amended and Restated Loan Agreement dated as of December 11, 2003, with Fleet National Bank, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.18

(5)	Amends Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement dated as of September 16, 2005, with Patriot Capital Funding, Inc., filed with the Company’s Registration Statement on Form S-1/A on October 5, 2005 as Exhibit 10.32

(6)	Pertains to Amended and Restated Loan Agreement dated as of December 11, 2003, with Fleet National Bank, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.16

(7)	Amends Lease dated as of May 29, 1997, by and between Dover Massachusetts and CE Holman LLP, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.6

(8)	Pertains to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement dated as of September 16, 2005, with Patriot Capital Funding, Inc., filed with the Company’s Registration Statement on Form S-1/A on October 5, 2005 as Exhibit 10.32

(9)	Amends and renews Lease Agreement for Shopping Center Space between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc. dated as of May 20, 1997, as filed on August 14, 2006 with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 as Exhibit 10.42

(10)	Pertains to and amends Mezzanine Loan Agreement dated December 11, 2007, filed with the Company’s Form 8-K Current Report on December 14, 2007 as Exhibit 10.62

(11)	Pertains to and amends Loan and Security Agreement dated December 11, 2007, filed with the Company’s Form 8-K Current Report on December 14, 2007 as Exhibit 10.59

(12)	Pertains to and amends Revolving Credit Note dated December 14, 2007, filed with Company’s Form 8-K Current Report on December 14, 2007 as Exhibit 10.60

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dover Saddlery, Inc.
Dated March 31, 2009

By:	/s/ Stephen L. Day
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Stephen L. Day Stephen L. Day	President, Chief Executive Officer and Director (principal executive officer)	March 31, 2009

/s/ Jonathan A. R. Grylls Jonathan A. R. Grylls	Chief Operating Officer and Director	March 31, 2009

/s/ Michael W. Bruns Michael W. Bruns	Chief Financial Officer (principal accounting and financial officer)	March 31, 2009

/s/ David J. Powers David J. Powers	Director	March 31, 2009

/s/ James F. Powers James F. Powers	Director	March 31, 2009

/s/ Gregory F. Mulligan Gregory F. Mulligan	Director	March 31, 2009

/s/ William F. Meagher, Jr. William F. Meagher, Jr.	Director	March 31, 2009

/s/ John W. Mitchell John W. Mitchell	Director	March 31, 2009

DOVER SADDLERY, INC.

Form 10-K
For the Year Ended December 31, 2008

EXHIBIT INDEX

Number		Description

*1	.1	Form of Underwriting Agreement
*3	.1	Amended and Restated Certificate of Incorporation of the Company
*3	.2	Certificate of Amendment to Certificate of Incorporation of the Company
*3	.3	Second Amended and Restated Certificate of Incorporation of the Company to be filed upon completion of this offering
*3	.4	By-laws of the Company
*3	.5	Amended and Restated By-laws of the Company to be effective upon completion of this offering
***3	.6	Amendment to By-Laws
*4	.1	Shareholders Agreement, dated as of September 17, 1998, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Donald Motsenbocker, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers
*4	.2	First Amendment to Shareholders Agreement, dated as of August 29, 2003, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers
*4	.3	Second Amendment to Shareholders Agreement, dated as of August 25, 2005, by and among a majority in interest of the Purchasers (as defined therein) and a majority in interest of the Sellers (as defined therein)
*4	.4	Instrument of accession, dated as of September 16, 2005, signed by Citizens Ventures, Inc. and accepted by the Company, to that certain Shareholders Agreement, dated as of September 17, 1998, by and among the Company and the Shareholders referenced therein, as amended
*4	.5	Form of Common Stock Certificate
*4	.6	Warrant to purchase common stock of the Company issued to Patriot Capital Funding, Inc.
*4	.7	Amended and Restated 11.50% Senior Secured Subordinated Note, dated September 16, 2005, issued jointly by the Company, Dover Massachusetts and Smith Brothers, Inc. to Patriot Capital Funding, LLC
**4	.8	Mezzanine Promissory Note
**4	.9	Specimen Common Stock Purchase Warrant
**4	.10	Registration Rights Agreement
*5	.1	Opinion of Bingham McCutchen LLP
*5	.2	Opinion of Preti Flaherty Beliveau Pachios & Haley LLP
*†10	.1	1999 Stock Option Plan (the “1999 Plan”)
*†10	.2	Form of Stock Option Agreement under the 1999 Plan
*10	.3	2005 Equity Incentive Plan (the “2005 Plan”)
*10	.4	Form of Stock Option Agreement under the 2005 Plan
*10	.5	Form of Restricted Stock Award Agreement under the 2005 Plan
*10	.6	Lease, dated as of May 29, 1997, by and between Dover Massachusetts and CE Holman, LLP
*10	.7	Lease, dated as of October 12, 2001, by and between David F. Post and Dover Massachusetts
*10	.8	Lease, dated as of March 1, 2003, by and between Smith Brothers, Inc. and JDS Properties, LLC

Number		Description

*10	.9	Letter dated February 9, 2005 from the Company to JDS Properties, LLC regarding lease extension
*10	.10	Lease, dated as of June 22, 2002, by and between Hockessin Square, L.L.C. and Dover Massachusetts
*10	.11	Letter dated January 25, 2005 from the Company to Hockessin Square, L.L.C. regarding lease extension
*10	.12	Lease, dated as of November 24, 2003, by and between North Conway Holdings, Inc. and Dover Massachusetts
*10	.13	Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers
*10	.14	First Amendment to Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers
*10	.15	Amendment to Stock Purchase Agreement, dated as of September 17, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers
*10	.16	Amended and Restated Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank
*10	.17	Amendment to Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank
*10	.18	Amended and Restated Security Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank
*10	.19	Amended and Restated Pledge Agreement, dated as of December 11, 2003, by and between the Company and Fleet National Bank
*10	.20	Shareholder Pledge Agreement, dated as of September 17, 1998, by and among Stephen L. Day, Jonathan A.R. Grylls, David J. Powers, James F. Powers, Michele R. Powers and BankBoston, N.A.
*10	.21	Amended and Restated Revolving Credit Note, dated as of December 11, 2003, by Dover Massachusetts for the benefit of Fleet National Bank
*10	.22	Letter agreement, dated as of September 16, 2005, by and between Dover Massachusetts and Bank of America, N.A. (successor by merger to Fleet National Bank)
*10	.23	Security Agreement, dated as of December 11, 2003, by and between Smith Brothers, Inc. and Fleet National Bank
*10	.24	Guaranty, dated as of December 11, 2003, by Smith Brothers, Inc. to Fleet National Bank
*10	.25	Redemption Agreement, dated as of August 25, 2005, by and between the Company and Citizens Ventures, Inc.
*10	.26	Letter agreement, dated as of September 14, 2005, by and between the Company and Citizens Ventures, Inc., amending that certain Redemption Agreement, dated as of August 26, 2005, by and between the Company and Citizens Ventures, Inc.
*10	.27	License Agreement, dated as of February 10, 2003, by and between Weatherbeeta PTY LTD and the Company
*10	.28	Settlement Agreement, dated as of December 22, 2003, by and between Libertyville Saddle Shop, Inc. and the Company
†*10	.29	Employment Agreement, dated as of September 1, 2005, by and between Stephen L. Day and the Company
†*10	.30	Employment Agreement, dated as of September 1, 2005, by and between Jonathan A.R. Grylls and the Company
*10	.31	Amended and Restated Subordination Agreement, dated as of September 16, 2005, by and among Bank of America, N.A. (successor by merger to Fleet National Bank), Patriot Capital Funding, Inc. (successor in interest to Wilton Funding, LLC) and Dover Massachusetts, acknowledged by the Company and Smith Brothers, Inc.

Number		Description

*10	.32	Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc., Patriot Capital Funding, Inc. and the Purchasers referenced therein
*10	.33	Amended and Restated Security Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc. and Patriot Capital Funding, Inc.
##10	.34(1)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Stephen L. Day
##10	.35(2)	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Jonathan A.R. Grylls
##10	.36(4)	Second Amendment dated as of March 28, 2006 to Amended and Restated Loan Agreement with Bank of America.
##10	.37(5)	Amendment No. 1 dated as of March 28, 2006 to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.
++10	.38	Agreement of Lease dated March 29, 2006 by and between the Company and Sparks Lot Seven, LLC Agreement of Lease dated March 29, 2006 by and between the Company and Sparks Lot Seven, LLC.
ˆˆ10	.39	Commercial Lease executed as of March 9, 2001 between Marvid Crabyl, LLC and Dover Saddlery, Inc., as amended and extended.
ˆˆ10	.40	Stock Purchase Agreement dated as of May 19, 2006 among Dover Saddlery, Inc., Dover Saddlery Retain, Inc., Old Dominion Enterprises, Inc. and Reynolds Young, as amended.
ˆˆ10	.41	Lease made as of June 2006 between Humphrey and Rodgers and Dover Saddlery Retail, Inc.
ˆˆ10	.42	Agreement of Lease for Shopping Center Space between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc. Dated as of May 20, 1997
ˆˆ10	.43	LB’s of Virginia Building Lease Agreement dated November 1, 2000, as amended.
ˆˆ10	.44	Lease agreement made July 10, 2006 between Hopkins Roads Associates and Dover Saddlery Retail, Inc.
ˆˆ10	.45(5)	Consent and Amendment No. 2, dated June 29, 2006, to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.
ˆˆ10	.46(6)	Waiver letter dated as of June 27, 2006 between Bank of America, N.A. and Dover Saddlery, Inc.
+10	.47(7)	First Amendment and Extension to Lease Agreement dated September 2006 between C.E. Holman Limited Partnership and Dover Saddlery, Inc.
#10	.48(4)	Third Amendment dated as of March 29, 2007 to Amended and Restated Loan Agreement dated as of December 11, 2003, with Bank of America.
#10	.49(5)	Waiver and Amendment No. 3 dated March 30, 2007 to the Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.
###10	.50(6)	Waiver by Bank of America dated May 14, 2007
###10	.51(8)	Waiver and Consent by Patriot Capital Funding, Inc. dated May 15, 2007
ˆˆˆ10	.52(6)	Waiver by Bank of America dated August 9, 2007
ˆˆˆ10	.53(8)	Waiver and Consent by Patriot Capital Funding, Inc. dated August 10, 2007
ˆˆˆ10	.54(9)	Renewal of Lease for Shopping Center Space executed August 3, 2007 between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc.
ˆˆˆ10	.55	Shopping Center Lease Agreement dated May 30, 2007 between Pavillion North, Ltd., and Dover Saddlery Retail, Inc.

Number		Description

ˆˆˆ10	.56	First Amendment dated June 25, 2007 to Shopping Center Lease Agreement between Pavillion North, Ltd. and Dover Saddlery Retail, Inc. which amends Exhibit 10.55 filed herewith
+++10	.57(7)	Second Amendment and Extension of Lease Agreement dated August 30, 2007 between C.E. Holman Limited Partnership, and Dover Saddlery Retail, Inc.
+++10	.58(6)	Bank of America Amendment and Waiver dated November 9, 2007
**10	.59	Loan and Security Agreement dated December 11, 2007 between RBS Citizens N.A. and Dover Saddlery, Inc.
**10	.60	Revolving Credit Note dated December 11, 2007 between RBS Citizens N.A. and Dover Saddlery, Inc.
**10	.61	Intercreditor, Subordination and Standby Agreement dated December 11, 2007 between RBS Citizens N.A. and Dover Saddlery, Inc.
**10	.62	Mezzanine Loan Agreement dated December 11, 2007 between BCA Mezzanine Fund, L.P. and Dover Saddlery, Inc.
**10	.63	Mezzanine Security Agreement dated December 11, 2007 between BCA Mezzanine Fund, L.P. and Dover Saddlery, Inc.
ˆ10	.64(10)	First Amendment to Mezzanine Loan Agreement with BCA Mezzanine Fund dated March 27, 2009
ˆ10	.65(11)	First Amendment to Loan and Security Agreement with RBS Citizens dated March 27, 2009
ˆ10	.66(12)	First Amendment to Revolving Credit Note with RBS Citizens dated March 27, 2009
##14	.1(3)	Code of Business Conduct and Ethics
##21	.1	Subsidiaries of the Company
*23	.1	Consent of Bingham McCutchen LLP (included in Exhibit 5.1)
ˆ23	.2	Consent of Ernst & Young LLP
*23	.3	Consent of Preti Flaherty Beliveau Pachios & Haley PLLC (included in Exhibit 5.2)
ˆ23	.4	Consent of Vitale, Caturano and Company, P.C.
*24	.1	Power of Attorney
ˆ31	.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
ˆ31	.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
ˆ32	.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
*99	.1	Consent of William F. Meagher, Jr.

ˆ	Filed herewith

*	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-127888)
**	Filed with the Company’s Form 8-K Current Report on December 14, 2007
***	Filed with the Company’s Form 8-K Current Report on December 28, 2007
+++	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 on November 13, 2007
ˆˆˆ	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 on August 14, 2007
###	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 on May 15, 2007
#	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 on April 2, 2007
##	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 on March 30, 2006
++	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, on May 15, 2006
ˆˆ	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 , on August 14, 2006
+	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, on November 13, 2006

+	Filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, on November 13, 2006
†	Indicates a management contract or compensatory plan or arrangement

(1)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.30

(2)	Amends Employment Agreement filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.31

(3)	Amends and restates Code of Conduct and Ethics filed with the Company’s Registration Statement on Form S-1/A on October 2, 2005 as Exhibit 14.1

(4)	Amends Amended and Restated Loan Agreement dated as of December 11, 2003, with Fleet National Bank, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.18

(5)	Amends Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement dated as of September 16, 2005, with Patriot Capital Funding, Inc., filed with the Company’s Registration Statement on Form S-1/A on October 5, 2005 as Exhibit 10.32.

(6)	Pertains to Amended and Restated Loan Agreement dated as of December 11, 2003, with Fleet National Bank, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.16.

(7)	Amends Lease dated as of May 29, 1997, by and between Dover Massachusetts and CE Holman LLP, filed with the Company’s Registration Statement on Form S-1 on August 26, 2005 as Exhibit 10.6

(8)	Pertains to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement dated as of September 16, 2005, with Patriot Capital Funding, Inc., filed with the Company’s Registration Statement on Form S-1/A on October 5, 2005 as Exhibit 10.32

(9)	Amends and renews Lease Agreement for Shopping Center Space between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc. dated as of May 20, 1997, as filed on August 14, 2006 with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006 as Exhibit 10.42

(10)	Pertains to and amends Mezzanine Loan Agreement dated December 11, 2007, filed with the Company’s Form 8-K Current Report on December 14, 2007 as Exhibit 10.62

(11)	Pertains to and amends Loan and Security Agreement dated December 11, 2007, filed with the Company’s Form 8-K Current Report on December 14, 2007 as Exhibit 10.59

(12)	Pertains to and amends Revolving Credit Note dated December 14, 2007, filed with Company’s Form 8-K Current Report on December 14, 2007 as Exhibit 10.60