Form 10-Q
period 2009-03-31
DOVER SADDLERY INC
filed 2009-05-15
CIK 1071625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended March 31, 2009
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
YES ☑       NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐      NO ☐
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
Yes ☐   No ☑
          Shares outstanding of the registrant’s common stock (par value $0.0001) on May 5, 2009: 5,187,038

DOVER SADDLERY, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
DOVER SADDLERY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$211	$448
Accounts receivable	602	833
Inventory	18,440	17,330
Prepaid catalog costs	1,928	1,673
Prepaid expenses and other current assets	2,000	997

Total current assets	23,181	21,281
Net property and equipment	3,628	3,599
Other assets:
Deferred income taxes	366	583
Intangibles and other assets, net	978	989

Total other assets	1,344	1,572

Total assets	$28,153	$26,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation and outstanding checks	$560	$481
Accounts payable	2,389	2,168
Accrued expenses and other current liabilities	3,145	3,640
Deferred income taxes	336	212

Total current liabilities	6,430	6,501

Long-term liabilities:
Revolving line of credit	10,600	8,300
Subordinated notes payable, net	4,945	4,906
Capital lease obligation, net of current portion	102	125

Total long-term liabilities	15,647	13,331
Stockholders’ equity:
Common Stock, par value $0.0001 per share; 15,000,000 shares authorized; issued 5,187,038 as of March 31, 2009 and December 31, 2008	1	1
Additional paid in capital	44,847	44,801
Treasury stock, 795,865 shares at cost	(6,082)	(6,082)
Accumulated deficit	(32,690)	(32,100)

Total stockholders’ equity	6,076	6,620

Total liabilities and stockholders’ equity	$28,153	$26,452

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended
	March 31,	March 31,
	2009	2008
Revenues, net	$16,401	$17,655
Cost of revenues	10,715	11,299

Gross profit	5,686	6,356
Selling, general and administrative expenses	6,566	6,587

Loss from operations	(880)	(231)
Interest expense, financing and other related costs, net	312	333
Other investment loss, net	7	—

Loss before income tax benefit	(1,199)	(564)
Benefit for income taxes	(609)	(205)

Net loss	$(590)	$(359)

Net loss per share
Basic	$(0.11)	$(0.07)

Diluted	$(0.11)	$(0.07)

Number of shares used in per share calculation
Basic	5,187,000	5,105,000
Diluted	5,187,000	5,105,000
See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	March 31,	March 31,
	2009	2008
Operating activities:
Net loss	$(590)	$(359)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	213	212
Deferred income taxes	341	59
Loss from investment in affiliate, net	7	—
Stock-based compensation	46	38
Non-cash interest expense	85	69
Changes in current assets and liabilities:
Accounts receivable	231	536
Inventory	(1,110)	(822)
Prepaid catalog costs and other current assets	(1,258)	(1,195)
Accounts payable	221	719
Accrued expenses, other current liabilities and income taxes payable	(494)	(1,515)

Net cash used in operating activities	(2,308)	(2,258)
Investing activities:
Purchases of property and equipment	(241)	(230)
Change in other assets	(4)	(26)

Net cash used in investing activities	(245)	(256)
Financing activities:
Borrowings under revolving line of credit, net	2,300	1,700
Change in outstanding checks	93	876
Payment of financing costs	(40)	—
Payments on capital leases	(37)	(48)

Net cash provided by financing activities	2,316	2,528

Net (decrease) increase in cash and cash equivalents	(237)	14

Cash and cash equivalents at beginning of period	448	309

Cash and cash equivalents at end of period	$211	$323

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$226	$265

Income taxes	$203	$721

Supplemental disclosure of non-cash financing activities
Equipment acquired under capital leases	$—	$19

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A. Nature of Business and Basis of Preparation
          Dover Saddlery, Inc., a Delaware corporation (the “Company”), is a leading specialty retailer and the largest direct marketer of equestrian products in the United States. The Company sells its products through a multi-market channel strategy, including direct and retail, with stores located in Massachusetts, New Hampshire, Delaware, Texas, Maryland, Virginia, New Jersey, Georgia and Rhode Island. The Company provides a complete line of products, as well as specially developed private label offerings from its direct marketing headquarters, warehouse, and call center facility in Littleton, Massachusetts.
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
          The Company views its operations and manages its business as one operating segment utilizing a multi-channel distribution strategy. Market channel revenues are as follows (dollars in thousands):

	Three Months Ended
	March 31, 2009	March 31, 2008
Revenues, net — direct	$11,722	$13,497
Revenues, net — retail stores	4,679	4,158

Revenues, net — total	$16,401	$17,655

          The accompanying condensed consolidated financial statements comprise those of the Company, its wholly-owned subsidiaries, and its investment in affiliates. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 are unaudited. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2008 and include all adjustments, consisting of only usual recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results expected for the full year ended December 31, 2009.
          Certain footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to pertinent rules and regulations, although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited December 31, 2008 financial statements, which are included in our Annual Report on Form 10-K, filed on March 31, 2009.
B. Accounting for Stock-Based Compensation
          On January 1, 2006, the Company adopted Statement of Accounting Standards SFAS No. 123(R). Accordingly, the Company recognizes the fair value of compensation cost of stock-based awards on a straight-line basis over the vesting period of the award. Stock-based compensation for the three months ended March 31, 2009 and 2008 was $46,000 and $38,000, respectively.

          There was no activity related to stock option grants, exercises or forfeitures for the three months ended March 31, 2009.
          The amount of stock-based compensation expense that may be recognized for outstanding, unvested options as of March 31, 2009 was approximately $564,000, to be recognized on a straight-line basis over the employee’s remaining weighted average vesting term. As of March 31, 2009, the intrinsic value of all “in the money” outstanding options was approximately $232,000.
C. Inventory
          Inventory consists of finished goods in the Company’s mail-order warehouse and retail stores. The Company’s inventories are stated at the lower of cost, with cost determined by the first-in, first-out method, or net realizable value. The Company maintains a reserve for excess and obsolete inventory. This reserve was $95,000 as of March 31, 2009 and December 31, 2008. The Company continuously monitors the salability of its inventories to ensure adequate valuation of the related merchandise.
D. Advertising
          The costs of direct-response advertising materials, primarily catalog production and distribution costs are deferred in accordance with Statement of Position (SOP) 93-7, Reporting on Advertising Costs. These costs are recognized over the period of expected future revenue, which is less than one year. Deferred costs as of March 31, 2009 and December 31, 2008 were $1,928,000 and $1,673,000, respectively. The combined marketing and advertising costs charged to selling, general, and administrative expenses for the three months ended March 31, 2009 and 2008 were $2,261,000 and $2,247,000, respectively.
E. Comprehensive Income (Loss)
          SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income (loss) and its components in the consolidated financial statements. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The comprehensive loss for the three months ended March 31, 2009 and 2008 was comprised entirely of the current period net loss of $(590,000) and $(359,000), respectively.
F. Net Loss Per Share
          A reconciliation of the number of shares used in the calculation of basic and diluted net loss per share is as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2009	2008
Basic weighted average common shares outstanding	5,187	5,105
Add: Dilutive effect of assumed stock option and warrant exercises less potential incremental shares purchased under the treasury method	—	—

Diluted weighted average common shares outstanding	5,187	5,105
          As of March 31, 2009 and 2008, approximately 955,000 and 803,000 options and warrants to acquire common stock were excluded from the diluted weighted average shares calculation as the effect of such options and warrants is anti-dilutive.
G. Financing Agreements
Revolving Credit Facility
          The $14,000,000 senior revolving credit facility, of which up to $2,000,000 can be in the form of letters of credit, bears interest at the base rate, announced from time to time by the bank, plus an applicable margin determined by the Company’s funded debt ratio. At March 31, 2009, the LIBOR rate was 0.47%, plus the applicable margin of 3.2%. Interest is payable monthly. At its option, the Company may have all or a portion of the unpaid principal under the credit facility bear interest at various LIBOR or prime rate options.

          The Company is obligated to pay commitment fees of 0.25% per annum on the average daily, unused amount of the line of credit during the preceding quarter. All assets of the Company collateralize the senior revolving credit facility. Under the terms of the credit facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios, operating cash flows, current asset ratios, and capital expenditures. At March 31, 2009, the Company was in compliance with all of its covenants under the credit facility. The revolving line of credit is due in full in January 2011.
          On March 27, 2009, the Company amended the senior revolving credit facility to adjust various covenant levels for the fiscal year 2009, due to the on-going impact of the economic recession. The maximum amount to be borrowed was reduced from $18,000,000 to $14,000,000.
          At March 31, 2009, the Company had the ability to borrow $14,000,000 on the revolving line of credit, subject to certain covenants, of which $10,600,000 was outstanding, bearing interest at the net revolver rate of 3.67%. At December 31, 2008, the Company had the ability to borrow $18,000,000, of which $8,300,000 was outstanding, bearing interest at the net revolver rate of 2.5%.
Senior Subordinated Notes Payable and Warrants
          In December 2007, the Company issued $5,000,000 in senior subordinated notes payable. The notes are subordinated in right of payment to existing and future senior debt, rank equal in right of payment with any future senior subordinated debt and are senior in right of payment to any future subordinated debt. Interest accrues at an annual rate of 14%, of which 12% is payable quarterly in arrears. The remaining 2% per annum is deferrable, and if deferred, shall be compounded and due in full on December 11, 2012. As of March 31, 2009, the Company had deferred $144,833 of interest since inception. Prepayment on the principal amount due under the notes may voluntarily be made at any time, plus accrued and unpaid interest and a prepayment fee of 5% of the prepaid amount if paid prior to the first anniversary, 4% if paid prior to the second anniversary, 3% if paid prior to the third anniversary, and 0% if paid after December 11, 2010.
          In connection with the issuance of the subordinated notes, the Company issued warrants to the note holders, exercisable at any time after December 11, 2007 for an initial 118,170 shares of its common stock at an exercise price of $3.96 per share. The number of shares to be received for the warrants, upon exercise, is subject to change in the event of additional equity issuances and/or stock splits. The warrants were estimated to have a fair value of $272,000, which was reflected as a discount of the proceeds. The discount is amortized through interest expense over the life of the notes. The warrants were valued using a Black-Scholes calculation with a risk free interest rate of 4.3%, an expected life of 9 years (which reflects the contractual term), a volatility of 43.4% and a dividend yield of 0%.
          As of March 31, 2009, the net $4,945,000 subordinated notes, on the consolidated balance sheet, reflect the $5,000,000 face value, plus the $144,833 in deferred interest less the remaining unamortized net discount of $199,663. As of December 31, 2008, the net $4,907,000 subordinated notes, on the consolidated balance sheet, reflect the $5,000,000 face value, plus the $119,833 in deferred interest less the remaining unamortized net discount of $213,000.
          Under the terms of the subordinated note agreements, the Company is subject to certain covenants, including, among others, maximum funded debt ratios, operating cash flows, current asset ratios and capital expenditures. At March 31, 2009, the Company was in compliance with all of its covenants. On March 27, 2009, the Company amended the senior subordinated loan agreement to adjust various covenant levels for the fiscal year 2009, due to the on-going impact of the economic recession.
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

          The Company acquired 40% of the common stock of HH, a privately owned company. The total acquisition costs included $380,000 in common stock, as well as $33,300 in professional fees. The valuation of the Company’s stock was set using an average closing price of the Company’s common stock over the days immediately proceeding and including the acquisition date. Based on the purchase allocation, the total acquisition cost of $413,300 was allocated to the fair value of the Company’s share of net assets acquired, including approximately $138,000 of intangible assets, which represents the difference between the cost and underlying equity in HH’s net assets at the date of acquisition.
          Dover recorded a net loss for the three months ended March 31, 2009 of $6,623 including Dover’s share of HH’s net income and the intangible asset customer list amortization (resulting from the purchase price allocation) included in Other Investment Loss, Net in the accompanying Consolidated Statements of Operations. The carrying value at March 31, 2009, was $311,159 and was included in Intangibles and Other Assets, Net in the accompanying Consolidated Balance Sheets.
          Under certain circumstances, the Company may have the right, or obligation, to acquire the remaining 60% of the common stock of HH.
I. Income Taxes
          Effective January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. The application of the Interpretation’s provisions did not change our liability for unrecognized tax benefits. At March 31, 2009, the Company had no liability recorded for unrecognized tax benefits.
          The Company records interest and penalties related to income taxes as a component of income tax. The Company recognized $389 in interest and penalty expense for the three months ended March 31, 2009. At December 31, 2008, the Company recognized $8,883 in interest and penalty expense.
          Tax years 2005 through 2008 remain subject to examination by the IRS, and 2004 through 2008 tax years remain subject to examination by Massachusetts and various other jurisdictions. There currently is one examination in progress, by Massachusetts for the years ended 2004 to 2006.
J. Related Party Transactions
          On October 26, 2007, the disinterested members of the Audit Committee of the Board of Directors approved a $5,000,000 subordinated debt financing facility as part of a plan to refinance the Company’s former subordinated debt with Patriot Capital. The new sub-debt facility was led by BCA Mezzanine Fund, L.P., which participated at $2,000,000 (in which Company Board member Gregory Mulligan holds a management position and indirect economic interest). The current subordinated loans were consummated as of December 11, 2007. Except as noted above with respect to Mr. Mulligan, there is no relationship, arrangement or understanding between the Company and any of the Subordinated Holders or any of their affiliates, other than in respect of the loan agreement establishing and setting forth the terms and conditions of this mezzanine loan agreement. For the three months ended March 31, 2009 and 2008, the Company recognized $175,000 in interest expense for the subordinated notes payable, of which $25,000 was accrued in each period as deferred interest, payable on maturity.
          In October of 2004, the Company entered into a lease agreement with a minority stockholder. The agreement, which relates to the Plaistow, NH retail store, is a five year lease with options to extend for an additional fifteen years. During the three months ended March 31, 2009 and 2008, the Company expensed in connection with this lease $48,000 and $50,000, respectively. In addition, a related deposit of $18,750 is recorded as prepaid expenses and other current assets, as of March 31, 2009 and December 31, 2008.
          In order to expedite the efficient build-out of leasehold improvements in its new retail stores, the Company utilizes the services of a real estate development company owned by a non-executive Company employee and minority stockholder to source construction services and retail fixtures. Total payments made to the real estate development company for the three months ended March 31, 2009 and 2008, consisting primarily of reimbursements for materials and outside labor for the fit-up of stores, were $53,000 and $94,000, respectively.

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
          In connection with retail locations, the Company enters into various operating lease agreements, with escalating rental payments. The effects of variable rent disbursements have been expensed on a straight-line basis over the life of the lease in accordance with SFAS No. 13, Accounting for Leases. As of March 31, 2009 and December 31, 2008, there was approximately $269,000 and $233,000, respectively, of deferred rent recorded in accrued expenses and other current liabilities.
Contingencies
          From time to time, the Company is exposed to litigation relating to our products and operations. As of March 31, 2009, we were not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material, adverse affect on our financial condition or results of operations.
          The Company has been named as a defendant in litigation brought by one of its customers against the manufacturer of a riding helmet for injuries sustained in an equestrian accident. To the best of our knowledge, the product was designed and manufactured by our vendor to industry standards. The claim against Dover is covered by our insurance, and we vigorously deny liability.
          On March 24, 2006, Goldsmith, Agio, Helms and Linner, LLC, (GAH) filed a demand for arbitration with the American Arbitration Association for $2,100,000, plus interest, seeking a success fee purportedly due in connection with the Company’s Initial Public Offering. In May 2007, we finalized the settlement with GAH and agreed to pay $700,000 in order to avoid the burden on management, the costs of preparation and trial, and risks of a potential adverse outcome. This charge was recorded in the first quarter of 2007. As of March 31, 2009, the entire $700,000 for the settlement had been paid under the agreement.
Recent Accounting Pronouncements
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
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“SFAS No. 160”). SFAS 160 requires that noncontrolling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS No. 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS No. 160 also establishes guidelines for accounting changes in ownership percentages and for deconsolidation. SFAS No. 160 is effective for financial statements for fiscal years beginning or on of after December 1, 2008 and interim periods within those years. The Company adopted this statement as of January 1, 2009. As SFAS No. 160 relates specifically to disclosures, this standard did not have material impact on our financial condition, results of operations or cash flows.
          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 enhances disclosures for derivative instruments and hedging activities, including: (i) the manner in which a company uses derivative instruments; (ii) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and (iii) the effect of derivative instruments and related hedged items on a company’s financial position. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company adopted this statement as of January 1, 2009. As SFAS No. 161 relates specifically to disclosures, this standard will have no impact on our financial condition, results of operations or cash flows.
          In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company adopted EITF Issue No. 07-05 as of January 1, 2009. Adoption did not have a material impact on our consolidated financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          This Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words “projected”, “anticipated”, “planned”, “expected”, and similar expressions are intended to identify forward-looking statements. In particular, statements regarding future financial targets or trends are forward-looking statements. Forward-looking statements are not guarantees of our future financial performance, and undue reliance should not be placed on them. Our actual results, performance or achievements may differ significantly from the results, performance or achievements discussed in or implied by the forward-looking statements. Factors that could cause such a difference detailed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (“fiscal 2008”) and in our subsequent periodic reports on Form 10-Q. We disclaim any intent or obligation to update any forward-looking statement.
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
          The first quarter of 2009 was a difficult operating environment for our industry as a result of numerous external factors that have led to all time historical lows in consumer confidence, which resulted in a contraction in specialty retail consumer spending. As a result, the Company developed several short-term strategies to maintain or expand market share, reduce operating costs and reduce capital expenditures. In order to manage our way through these uncertain times, our retail expansion has been slowed, and we will be extremely opportunistic in negotiating leases for the balance of 2009 and 2010.
Consolidated Performance and Trends
          The Company reported a net loss in the first quarter of 2009 of $(590,000) or $(0.11) per share, compared to a loss of $(359,000) or $(0.07) per share for the corresponding period in 2008.
          The first quarter of 2009 results reflect our continuing efforts to execute our growth strategy in the retail market channel where revenues increased 12.5% to $4.7 million in the quarter. This trend of increased revenue in the retail market channel may be slowed or eroded by delays in the execution of our new store expansion strategy, constraints in available capital, and interim declines in consumer demand at our retail stores impacted by the current global financial and credit crisis. We respond to fluctuations in revenues primarily by delaying the opening of new stores, adjusting marketing efforts and operations to support our retail stores and manage costs, as well as continuing to focus on our proprietary store optimization modeling to determine the rate and location of new store openings. Our direct market channel revenues decreased 13.1%, to $11.7 million in the first quarter of 2009, due to a combination of factors, including lower unit volumes attributable to the significant consumer spending slowdown in the overall economy. We respond to fluctuations in our direct customers’ response by adjusting the quantities of catalogs mailed and other marketing and customer-related strategies and tactics in order to maximize revenues and manage costs. The reversal of these trends of decreased direct revenue and delays in our new store growth plan is dependent upon the response of our customers to these and evolving market conditions.

          In this time of economic uncertainty, it is very difficult to accurately predict economic trends; however, as changing market conditions become clear, we will adapt our strategies to address these new conditions.
Single Reporting Segment
          The Company operates and manages its business as one operating segment utilizing a multi-channel distribution strategy.
Results of Operations
          The following table sets forth our unaudited results of operations as a percentage of revenues for the periods shown (1):

	Three Months Ended
	March 31, 2009	March 31, 2008
Revenues, net	100.0%	100.0%
Cost of revenues	65.3	64.0
Gross profit	34.7	36.0
Selling, general and administrative expenses	40.0	37.3
Loss from operations	(5.4)	(1.3)
Interest expense, financing and other related costs, net	1.9	1.9
Other investment loss, net	—	—
Loss before income tax benefit	(7.3)	(3.2)
Benefit for income taxes	(3.7)	(1.2)
Net loss	(3.6)	(2.0)

(1)	Certain of these amounts may not properly sum due to rounding
     The following table presents certain selected unaudited operating data (dollars in thousands):

	Three Months Ended
	March 31, 2009	March 31, 2008
Revenues, net — direct	$11,722	$13,497
Revenues, net — retail stores	4,679	4,158

Revenues, net — total	$16,401	$17,655

Other operating data:
Number of retail stores (1)	13	10
Capital expenditures	241	230
Gross profit margin	34.7%	36.0%
Adjusted EBITDA(2)	(621)	19
Adjusted EBITDA margin(2)	(3.8)%	0.1%

(1)	Includes twelve Dover-branded stores and one Smith Brothers store; the March 31, 2009 store count includes the Branchburg, NJ Dover-branded store opened in Q2 2008, the Alpharetta, GA Dover-branded store opened in Q4 2008, and the North Kingstown, RI Dover-branded store opened in Q1 2009.

(2)	When we use the term “Adjusted EBITDA”, we are referring to net income minus interest income and other income plus interest expense, income taxes, non-cash stock-based compensation, non-cash goodwill impairment charge, depreciation, amortization and other investment loss, net. We present Adjusted EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.
Adjusted EBITDA has some limitations as an analytical tool and you should not consider it in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities or any other measure calculated in accordance with U.S. generally accepted accounting principles. Some of the limitations are:
•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or capital commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the impact of an impairment charge that might be taken, when future results are not achieved as planned, in respect of goodwill resulting from any premium the Company might pay in the future in connection with potential acquisitions;

•	Adjusted EBITDA does not reflect the interest expense or cash requirements necessary to service interest or principal payments on our debt;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•	although stock-based compensation is a non-cash charge, additional stock options might be granted in the future, which might have a future dilutive effect on earnings and EPS; and

•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
The following table reconciles Adjusted EBITDA to net loss (in thousands):

	Three Months Ended
	March 31,	March 31,
	2009	2008
Net loss	$(590)	$(359)
Depreciation	211	196
Amortization of intangible assets	2	16
Stock-based compensation	46	38
Interest expense, financing and other related costs, net	312	333
Other investment loss, net	7	—
Benefit for income taxes	(609)	(205)

Adjusted EBITDA	$(621)	$19

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008
Revenues
          Our total revenues were $16.4 million for the three months ended March 31, 2009, down from $17.7 million for the corresponding period in 2008, a decrease of $1.3 million or 7.1%. Revenues in our direct market channel were $11.7 million, a decrease of $1.8 million, or 13.1 % from the corresponding period in 2008. Revenues in our retail market channel increased $0.5 million, or 12.5%, to $4.7 million. The decrease in our direct market channel was due to lower unit volumes attributable to the continuing consumer slowdown in the overall economy. The increase in revenues from our retail market channel was due primarily to the opening of new stores in 2008 and 2009 and resulting increases in retail revenues. Same store sales decreased 10.6% over prior year, attributable to the continuing economic recession.

Gross Profit
          Gross profit for the three months ended March 31, 2009 decreased 10.6% to $5.7 million, from $6.4 million for the corresponding period in 2008. Gross profit, as a percentage of revenues, for the three months ended March 31, 2009 was 34.7% compared to 36.0% for the corresponding period in 2008. The decrease in gross profit of $0.7 million was attributable to lower revenues in our direct market channel and variations in overall product mix. The decrease in gross profit as a percentage of revenues was attributable to variations in our overall product mix, a higher proportion of consumer spending on sale merchandise, and product cost increases.
Selling, General and Administrative
          Selling, general and administrative expenses were held flat for the three months ended March 31, 2009 at $6.6 million. As a percentage of revenues, SG&A expenses increased to 40.0% of revenues, from 37.3% of revenues for the corresponding period in 2008. Cost reductions in marketing catalog costs, labor and professional fees offset planned increases in facility costs and store opening costs in support of retail market channel revenue growth.
Interest Expense
          Interest expense, including amortization of deferred financing costs attributed to our subordinated debt and revolving credit facility, remained constant for the three months ended March 31, 2009 and 2008 at $0.3 million.
Income Tax Benefit
          The benefit for income taxes was $0.6 million for the three months ended March 31, 2009, reflecting an estimated tax benefit of 51%, compared to $0.2 million for the corresponding period in 2008, reflecting an estimated tax benefit of 36%. The effective tax benefit for the year to date periods were recorded based upon management’s best estimates of the estimated effective rates for the entire respective years, and are adjusted each quarter. The increased estimated rate is attributable to increased state tax rates and liabilities.
Net Loss
          The net loss for the first quarter of 2009 increased to $(590,000), compared to $(359,000) in the first quarter of 2008. This increase in the net loss was due primarily to reduced revenues attributable to soft consumer demand. The resulting quarterly loss per share increased to $(0.11) in the first quarter of 2009 compared to $(0.07) per share for the corresponding period in 2008.
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
Liquidity and Capital Resources
          For the three months ended March 31, 2009, we decreased our cash by $237,000. While pursuing our growth strategy, with one new store opening, cash was utilized for new store inventory and capital expenditures, as well as seasonal working capital requirements and third-party debt service requirements. The source for the additional cash consumed related to increased borrowings under our revolving credit facility. The Company is in compliance with all covenants under both credit facilities. When necessary, we plan in the future to seek additional financing from banks, or through public offerings or private placements of debt or equity securities, strategic relationships, or other arrangements. In the event we fail to meet our financial covenants with our banks, we may not have access through our line of credit to sufficient working capital to pursue our growth strategy, or if our covenant non-compliance triggers a default, our loans may be called requiring the repayment of all amounts on our loans.
Operating Activities
          Cash utilized in our operating activities for the three months ended March 31, 2009 was $2.3 million compared to $2.3 million for the corresponding period in 2008. For the three months ended March 31, 2009, cash outflows consisted primarily of seasonal increases in prepaid catalogs and other current assets of $1.3 million, inventory increases of $1.1 million due to seasonal expansion and the opening of one new store, as well as reductions in accrued expenses, other current liabilities and income taxes payable of $0.5 million. The results of operations consisted of the net loss, non-cash expenses of depreciation, amortization, non-cash interest and other expenses, generating $0.1 million of cash. For the three months ended March 31, 2008, cash utilized by our operating activities was $2.3 million. Cash outflows consisted primarily of inventory increases of $0.8 million and increases in prepaid catalogs and other current assets of $1.2 million attributable to retail growth and increased seasonal buying as well as reductions in accrued expenses of $1.5 million, and the net loss of $0.4 million. Cash inflows for this period consisted of increases in accounts payable of $0.7 million, decreases in receivables of $0.5 million, and non-cash expenses of $0.4 million.
Investing Activities
          Cash utilized in our investing activities was $245,000 for the three months ended March 31, 2009 compared to $256,000 for the corresponding period in 2008. For both periods, investing activities consisted primarily of retail store build-out and equipment costs. Increases in investment activities, pending improvement in the current economic uncertainty, can be expected in future periods to outfit our new retail stores.
Financing Activities
          Net cash provided by our financing activities was $2.3 million for the three months ended March 31, 2009, compared to $2.5 million provided in the corresponding period in 2008. For the three months ended March 31, 2009, we funded our seasonal operating activities and investing activities with net borrowings of $2.3 million under our revolving credit facility. For the three months ended March 31, 2008, we funded our seasonal operating and investing activities with net borrowings of $1.7 million under our revolving credit facility, and increases in outstanding checks of $0.9 million.
Revolving Credit Facility
          On March 27, 2009, the Company amended its senior revolving credit facility with RBS Citizens Bank N.A. to adjust various covenant levels for fiscal year 2009, due to the on-going impact of the economic recession. In addition, the maximum amount to be borrowed was reduced from $18,000,000 to $14,000,000 in 2009, through June 2010, and will then reduce to $13,000,000 on June 30, 2010. As of March 31, 2009, the revolving credit facility borrowing limit was $14,000,000, subject to certain covenants, and the amount outstanding under the credit facility was $10,600,000 at the net revolver rate of 3.67%, and the unused amount available was $3,400,000. Borrowings are secured by substantially all of the Company’s assets. Under the terms of this credit facility, the Company is subject to various covenants. At March 31, 2009, the Company was in compliance with all of its covenants under the credit facility.
Senior Subordinated Notes Payable and Warrants
          In December 2007, the Company entered into a subordinated loan agreement with BCA Mezzanine Fund, LP, Cephas Capital Partners, LP, and SEED Ventures, LP (jointly, the “Subordinated Holders”), which provided for the issuance of a senior subordinated note payable, which is due in full on December 11, 2012, for aggregate proceeds of $5,000,000. The note is subordinated in right of payment to existing and future senior debt ranks equal in right of payment with any future senior subordinated debt and is senior in right of payment to any future subordinated debt. Interest accrues at an annual rate of 14%, of which 12% is payable quarterly in arrears on the fifth business day of the following month. The remaining 2% per annum is deferrable, and if deferred, shall be compounded annually and due in full on December 11, 2012. As of March 31, 2009, the Company had deferred $144,833 of interest since inception. Prepayment on the principal amount due under the note may voluntarily be made at any time, plus accrued and unpaid interest and a prepayment fee of 5% of the prepaid amount if paid prior to the first anniversary, 4% if paid prior to the second anniversary, 3% if paid prior to the third anniversary, and 0% if paid after December 11, 2010. Under the terms of this senior subordinated credit facility, the Company is subject to various covenants. As of March 31, 2009, the balance of the subordinated notes was $5,000,000. On March 27, 2009, the Company amended the subordinated loan agreement to adjust various covenant levels for fiscal year 2009, due to the on-going impact of the economic recession. At March 31, 2009, the Company was in compliance with all of its covenants under the credit facility.
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
Critical Accounting Policies and Estimates
          Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2008 Annual Report on Form 10-K, filed on March 31, 2009, in Note 2 of the Notes to the Consolidated Financial Statements and the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations; as supplemented by the disclosures in the Notes to Condensed Consolidated Financial Statements. In addition, we define our same store sales to include sales from all stores open for a full fifteen months following a grand opening, or a conversion to a Dover-branded store.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
          At March 31, 2009, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended December 31, 2008. More detailed information concerning market risk can be found in Item 7A under the sub-caption “Quantitative and Qualitative Disclosures about Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 47 of our Annual Report on Form 10-K for the year ended December 31, 2008.
          Our objective in managing our long-term exposure to interest rate and foreign currency rate changes is to limit the material impact of the changes on cash flows and earnings and to lower our overall borrowing costs. We have calculated the effect of a 10% change in interest rates over a month-long period for both our debt obligations and our marketable securities investments and determined the effect to be immaterial. We do not foresee or expect any significant changes in the management of foreign currency or interest rate exposures or in the strategies we employ to manage such exposures in the near future.
Foreign Currency Risk
          Nearly all of our revenues are derived from transactions denominated in U.S. dollars. We purchase products in the normal course of business from foreign manufacturers. As such, we have exposure to adverse changes in exchange rates associated with those product purchases, but this exposure has not been significant.

Interest Rate Sensitivity
          We had cash and cash equivalents totaling $211,000 at March 31, 2009. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We intend to maintain our portfolio of cash equivalents, including money market funds and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. As of March 31, 2009, all of our investments were held in money market funds and certificates of deposits.
          Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments, primarily certain borrowings under our revolving credit facility. The advances under this revolving credit facility bear a variable rate of interest determined as a function of the prime rate and the published LIBOR rate at the time of the borrowing. If interest rates were to increase by two percent, the additional interest expense as of March 31, 2009 would be approximately $212,000 annually. At March 31, 2009, $10,600,000 was outstanding under our revolving credit facility.
Item 4. Controls and Procedures.
          Not Applicable.
Item 4T. Controls and Procedures.
          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
          Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
          We maintain certain internal controls over financial reporting that are appropriate, in management’s judgment with similar cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 1A. Risk Factors.
          An investment in our common stock involves a high degree of risk. You should carefully consider the specific risk factors listed under Part I, Item 1A of our Annual Report for the year ended December 31, 2008 on Form 10-K filed with the SEC on March 31, 2009, together with all other information included or incorporated in our reports filed with the Securities and Exchange Commission. Any such risks may materialize, and additional risks not known to us, or that we now deem immaterial, may arise. In such event, our business, financial condition, results of operations or prospects could be materially adversely affected. If that occurs, the market price of our common stock could fall, and you could lose all or part of your investment.
          This Quarterly Report on Form 10-Q includes or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the use of the words “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “estimates”, and other similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made. We have included important factors in the cautionary statements below that we believe could cause actual results to differ materially from the forward-looking statements contained herein. The forward-looking statements do not reflect the potential impact of any future acquisitions, mergers or dispositions. We do not assume any obligation to update any forward-looking statements contained herein. In addition to the list of significant risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, we continue to call your attention to the following information that might be considered material in evaluating the risks of our business and an investment in our common stock:
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
          During seasonal and cyclical changes in our revenue levels, to fund our retail growth strategy, and to fund increases in our direct business, we make use of our credit facilities, which are subject to EBITDA, total debt and related covenants. In the last fiscal quarter of fiscal year 2008, prior to loan amendment, we failed to comply with one of these covenants. If we are out of compliance with our covenants at the end of a fiscal period, it may adversely affect our growth prospects, require the consent of our lenders to open new stores, or in the worst case, trigger default and require the repayments of all amounts then outstanding on our loans. In the event of our insolvency, liquidation, dissolution or reorganization, the lenders under our revolving credit facility would be entitled to payment in full from our assets before distributions, if any, were made to our stockholders. In order to execute our retail store expansion strategy, we may need to borrow additional funds, raise additional equity financing or finance our planned expansion from profits. We may also need to raise additional capital in the future to respond to competitive pressures or unanticipated financial requirements. We may not be able to obtain additional financing, including the extension or refinancing of our revolving credit facility, on commercially reasonable terms or at all. A failure to obtain additional financing or an inability to obtain financing on acceptable terms could require us to incur indebtedness at high rates of interest or with substantial restrictive covenants, including prohibitions on payment of dividends. We may obtain additional financing by issuing equity securities that will dilute the ownership interests of existing shareholders. If we are unable to obtain additional financing, we may be forced to scale back operations or be unable to address opportunities for expansion or enhancement of our operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          The Company did not issue or sell any equity securities in the three months ended March 31, 2009.
Item 3. Defaults Upon Senior Securities.
          There were no defaults on the Company’s senior securities in the three months ended March 31, 2009.
Item 4. Submission of Matters to a Vote of Security Holders.
          There were no matters submitted to a vote of security holders in the three months ended March 31, 2009.
Item 5. Other Information.
          Effective May 11, 2009, Mr. William F. Meagher, Jr. resigned from the Company’s Board of Directors. His resignation created vacancies on the Audit Committee and the Nominating and Corporate Governance Committee of the Company’s Board of Directors.
          Based on communications with Mr. Meagher, the Company believes that Mr. Meagher resigned as the result of time commitments arising from continuing disagreements with management over governance and management styles. A copy of Mr. Meagher’s resignation letter is attached hereto as Exhibit 17.1.
          The Company has made the contents of this disclosure on Form 10-Q available to Mr. Meagher and requested that he review the disclosures herein and afforded Mr. Meagher the opportunity to furnish us a letter addressed to the Company stating whether he agrees with the above statements. Mr. Meagher has informed the Company that he has reviewed the disclosures herein, and authorized us to report to the Commission that he does not have any new information or clarification of, and that he does not disagree with, the Company’s disclosures herein.
          As previously reported in our Annual Report in Form 10-K for the year ended December 31, 2008 and in other filings, the Company received comments from the Securities and Exchange Commission Staff regarding its Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Annual Report”) and regarding its Current Report on Form 8-K filed with the SEC on April 15, 2008. The Company believes it has resolved all such comments.

Item 6. Exhibits.

Number	Description

*17.1	Director departure correspondence

*31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

*31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

‡32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

‡	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOVER SADDLERY, INC.
Dated: May 15, 2009	By:	/s/ Michael W. Bruns
Michael W. Bruns, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Description

*17.1	Director departure correspondence

*31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

*31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

‡32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

‡	Furnished herewith.