Form 10-Q
period 2009-06-30
DOVER SADDLERY INC
filed 2009-08-13
CIK 1071625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended June 30, 2009
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
YES ☐     NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”,“accelerated filer”, and “smaller reporting company”, in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
     Shares outstanding of the registrant’s common stock (par value $0.0001) on August 10, 2009: 5,187,038

DOVER SADDLERY, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
DOVER SADDLERY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)

	June 30,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$356	$448
Accounts receivable	604	833
Inventory	17,196	17,330
Prepaid catalog costs	1,288	1,673
Prepaid expenses and other current assets	1,272	997

Total current assets	20,716	21,281
Net property and equipment	3,480	3,599
Other assets:
Deferred income taxes	593	583
Intangibles and other assets, net	992	989

Total other assets	1,585	1,572

Total assets	$25,781	$26,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation and outstanding checks	$698	$481
Accounts payable	1,231	2,168
Accrued expenses and other current liabilities	3,269	3,640
Deferred income taxes	258	212

Total current liabilities	5,456	6,501

Long-term liabilities:
Revolving line of credit	8,800	8,300
Subordinated notes payable, net	4,984	4,906
Capital lease obligation, net of current portion	81	125

Total long-term liabilities	13,865	13,331
Stockholders’ equity:
Common Stock, par value $0.0001 per share; 15,000,000 shares authorized; issued 5,187,038 as of June 30, 2009 and December 31, 2008	1	1
Additional paid in capital	44,891	44,801
Treasury stock, 795,865 shares at cost	(6,082)	(6,082)
Accumulated deficit	(32,350)	(32,100)

Total stockholders’ equity	6,460	6,620

Total liabilities and stockholders’ equity	$25,781	$26,452

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Revenues, net	$19,110	$19,941	$35,511	$37,595
Cost of revenues	12,049	12,967	22,764	24,266

Gross profit	7,061	6,974	12,747	13,329
Selling, general and administrative expenses	5,934	6,284	12,500	12,870

Income from operations	1,127	690	247	459
Interest expense, financing and other related costs, net	338	315	650	648
Other investment income, net	(26)	(2)	(19)	(2)

Income (loss) before income tax provision (benefit)	815	377	(384)	(187)
Provision (benefit) for income taxes	475	127	(134)	(78)

Net income (loss)	$340	$250	$(250)	$(109)

Net income (loss) per share
Basic	$0.07	$0.05	$(0.05)	$(0.02)

Diluted	$0.06	$0.05	$(0.05)	$(0.02)

Number of shares used in per share calculation
Basic	5,187,000	5,177,000	5,187,000	5,141,000
Diluted	5,259,000	5,290,000	5,187,000	5,141,000
See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	June 30,	June 30,
	2009	2008
Operating activities:
Net loss	$(250)	$(109)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	403	406
Deferred income taxes	36	(1)
Income from investment in affiliate, net	(19)	(2)
Stock-based compensation	90	76
Non-cash interest expense	155	131
Changes in current assets and liabilities:
Accounts receivable	230	401
Inventory	133	(713)
Prepaid catalog costs and other current assets	110	(465)
Accounts payable	(937)	(904)
Accrued expenses, other current liabilities and income taxes payable	(371)	(475)

Net cash used in operating activities	(420)	(1,655)
Investing activities:
Purchases of property and equipment	(281)	(497)
Investment in affiliate	—	(9)
Change in other assets	(25)	(43)

Net cash used in investing activities	(306)	(549)
Financing activities:
Borrowings under revolving line of credit, net	500	1,700
Change in outstanding checks	242	741
Payment of financing costs	(40)	—
Payments on capital leases	(68)	(82)

Net cash provided by financing activities	634	2,359

Net (decrease) increase in cash and cash equivalents	(92)	155

Cash and cash equivalents at beginning of period	448	309

Cash and cash equivalents at end of period	$356	$464

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$496	$518

Income taxes	$238	$818

Supplemental disclosure of non-cash financing activities
Issuance of common stock in connection with investment in affiliate	$—	$380

Equipment acquired under capital leases	$—	$19

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
     Our quarterly product sales, as a percentage of any calendar year’s results, have ranged from a low of approximately 20% to a high of approximately 32%. The beginning of the spring outdoor riding season in the northern half of the country has typically generated a slightly stronger second quarter of the year, and the holiday buying season has generated additional demand for our equestrian product line in the fourth quarter of the year. Revenues for the first and third quarters of the calendar year have tended to be somewhat lower than the second and fourth quarters. We anticipate that our revenues will continue to vary somewhat by this seasonal pattern.
     We offer a comprehensive selection of products required to own, train and compete with a horse, selling from under $1.00 to over $7,000. Our equestrian product line includes a broad variety of separate items, such as saddles, tack, specialized apparel, footwear, horse clothing, horse health and stable products. Separate reporting of the revenues of these numerous items is not practical.
     The Company views its operations and manages its business as one operating segment utilizing a multi-channel distribution strategy. Market channel revenues are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Revenues, net — direct	$12,456	$14,087	$24,178	$27,583
Revenues, net — retail stores	6,654	5,854	11,333	10,012

Revenues, net — total	$19,110	$19,941	$35,511	$37,595

     The accompanying condensed consolidated financial statements comprise those of the Company, its wholly-owned subsidiaries, and its investment in affiliates. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 are unaudited. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2008 and include all adjustments, consisting of only usual recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results expected for the full year ended December 31, 2009.
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

B. Accounting for Stock-Based Compensation
     On January 1, 2006, the Company adopted Statement of Accounting Standards SFAS No. 123(R). Accordingly, the Company recognizes the fair value of compensation cost of stock-based awards on a straight-line basis over the vesting period of the award. Stock-based compensation for the three months ended June 30, 2009 and 2008 was $44,000 and $38,000, respectively. For the six months ended June 30, 2009 and 2008, stock-based compensation was $90,000 and $76,000, respectively.
     There was no activity related to stock option grants, exercises or forfeitures for the six months ended June 30, 2009.
     The amount of stock-based compensation expense that may be recognized for outstanding, unvested options as of June 30, 2009 was approximately $519,000, to be recognized on a straight-line basis over the employee’s remaining weighted average vesting term which was 4 years. As of June 30, 2009, the intrinsic value of all “in the money” outstanding options was approximately $110,000.
C. Inventory
     Inventory consists of finished goods in the Company’s mail-order warehouse and retail stores. The Company’s inventories are stated at the lower of cost, with cost determined by the first-in, first-out method, or net realizable value. The Company maintains a reserve for excess and obsolete inventory. This reserve was $95,000 as of June 30, 2009 and December 31, 2008. The Company continuously monitors the salability of its inventories to ensure adequate valuation of the related merchandise.
D. Advertising
     The costs of direct-response advertising materials, primarily catalog production and distribution costs are deferred in accordance with Statement of Position (SOP) 93-7, Reporting on Advertising Costs. These costs are recognized over the period of expected future revenue, which is less than one year. Deferred costs as of June 30, 2009 and December 31, 2008 were $1,288,000 and $1,673,000, respectively. The combined marketing and advertising costs charged to selling, general, and administrative expenses for the three months ended June 30, 2009 and 2008 were $1,996,000 and $2,367,000, respectively. For the six months ended June 30, 2009 and 2008 combined marketing and advertising costs charged to selling, general, and administrative expenses were $4,257,000 and $4,615,000, respectively.
E. Comprehensive Income (Loss)
     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income (loss) and its components in the consolidated financial statements. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The comprehensive income for the three months ended June 30, 2009 and 2008 was comprised entirely of the current period net income of $340,000 and $250,000, respectively. For the six months ended June 30, 2009 and 2008, the comprehensive loss was comprised entirely of the current period net loss of $(250,000) and $(109,000), respectively.
F. Net Income (Loss) Per Share
     A reconciliation of the number of shares used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Basic weighted average common shares outstanding	5,187	5,177	5,187	5,141
Add: Dilutive effect of assumed stock option and warrant exercises less potential incremental shares purchased under the treasury method	72	113	—	—
Diluted weighted average common shares outstanding	5,259	5,290	5,187	5,141
     For the three months ended June 30, 2009 and 2008, approximately 728,000 and 803,000 options and warrants to acquire common stock were excluded from the diluted weighted average shares calculation as the effect of such options and warrants is anti-dilutive. For the six months ended June 30, 2009 and 2008, approximately 955,000 and 803,000 options and warrants to acquire common stock were excluded from the diluted weighted average shares calculation as the effect of such options and warrants is anti-dilutive.
G. Financing Agreements
Revolving Credit Facility
     The $14,000,000 senior revolving credit facility, of which up to $2,000,000 can be in the form of letters of credit, bears interest at the base rate, announced from time to time by the bank, plus an applicable margin determined by the Company’s funded debt ratio. At June 30, 2009, the LIBOR rate (base rate) was 0.32%, plus the applicable margin of 4.5%. Interest is payable monthly. At its option, the Company may have all or a portion of the unpaid principal under the credit facility bear interest at various LIBOR or prime rate options.
     The Company is obligated to pay commitment fees of 0.25% per annum on the average daily, unused amount of the line of credit during the preceding quarter. All assets of the Company collateralize the senior revolving credit facility. Under the terms of the credit facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios, operating cash flows, current asset ratios, and capital expenditures. At June 30, 2009, the Company was in compliance with all of its covenants under the credit facility. The revolving line of credit is due in full in January 2011.
     On March 27, 2009, the Company amended its senior revolving credit facility with RBS Citizens Bank N.A. to adjust various covenant levels for fiscal year 2009, due to the on-going impact of the economic recession. The maximum amount to be borrowed was reduced from $18,000,000 to $14,000,000 in 2009, through June 2010, and will then reduce to $13,000,000 on June 30, 2010.
     At June 30, 2009, the Company had the ability to borrow $14,000,000 on the revolving line of credit, subject to certain covenants, of which $8,800,000 was outstanding, bearing interest at the net revolver rate of 4.82%. At December 31, 2008, the Company had the ability to borrow $18,000,000, of which $8,300,000 was outstanding, bearing interest at the net revolver rate of 2.5%.
Senior Subordinated Notes Payable and Warrants
     In December 2007, the Company issued $5,000,000 in senior subordinated notes payable. The notes are subordinated in right of payment to existing and future senior debt, rank equal in right of payment with any future senior subordinated debt and are senior in right of payment to any future subordinated debt. Interest accrues at an annual rate of 14%, of which 12% is payable quarterly in arrears. The remaining 2% per annum is deferrable, and if deferred, shall be compounded and due in full on December 11, 2012. As of June 30, 2009, the Company had deferred $169,833 of interest since loan inception. Prepayment on the principal amount due under the notes may voluntarily be made at any time, plus accrued and unpaid interest and a prepayment fee of 5% of the prepaid amount if paid prior to the first anniversary, 4% if paid prior to the second anniversary, 3% if paid prior to the third anniversary, and 0% if paid after December 11, 2010.
     In connection with the issuance of the subordinated notes, the Company issued warrants to the note holders, exercisable at any time after December 11, 2007 for an initial 118,170 shares of its common stock at an exercise price of $3.96 per share. The number of shares to be received for the warrants, upon exercise, is subject to change in the event of additional equity issuances or stock splits. The warrants were estimated to have a fair value of $272,000, which was reflected as a discount of the proceeds. The discount is amortized as interest expense over the life of the notes. The warrants were valued using a Black-Scholes calculation with a risk free interest rate of 4.3%, an expected life of 9 years (which reflects the contractual term), a price volatility of 43.4% and a dividend yield of 0%.
     As of June 30, 2009, the net $4,984,000 subordinated notes, on the condensed consolidated balance sheet, reflect the $5,000,000 face value, plus the $169,833 in deferred interest less the remaining unamortized net discount of $186,064. As of December 31, 2008, the net $4,907,000 subordinated notes, on the condensed consolidated balance sheet, reflect the $5,000,000 face value, plus the $119,833 in deferred interest less the remaining unamortized net discount of $213,262.
     Under the terms of the subordinated note agreements, the Company is subject to certain covenants, including, among others, maximum funded debt ratios, operating cash flows, current asset ratios and capital expenditures. At June 30, 2009, the Company was in compliance with all of its covenants. On March 27, 2009, the Company amended the senior subordinated loan agreement to adjust various covenant levels for the fiscal year 2009, due to the on-going impact of the economic recession.
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
     Dover recorded net earnings for the three months ended June 30, 2009 and 2008 of $25,509 and $2,387, respectively. For the six months ended June 30, 2009 and 2008 net earnings were recorded of $18,886 and $2,387, respectively. Dover’s share of HH’s net income and the intangible asset customer list amortization (resulting from the purchase price allocation) were included in other investment income, net in the accompanying condensed consolidated statements of operations. The carrying value at June 30, 2009, was $336,668 and was included in intangibles and other assets, net in the accompanying condensed consolidated balance sheets.
     Under certain circumstances, the Company may have the right, or obligation, to acquire the remaining 60% of the common stock of HH.
I. Income Taxes
     Effective January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. The application of the Interpretation’s provisions did not change our liability for unrecognized tax benefits. At June 30, 2009, the Company had no liability recorded for unrecognized tax benefits.
     The Company records interest and penalties related to income taxes as a component of income tax. During the six months ended June 30, 2009, the Company recognized $389 in interest and penalty expense. At December 31, 2008, the Company recognized $8,883 in interest and penalty expense.
     Tax years 2005 through 2008 remain subject to examination by the IRS, and 2004 through 2008 tax years remain subject to examination by Massachusetts and various other jurisdictions. There currently is one examination in progress, by Massachusetts for the years ended 2004 to 2006.
J. Related Party Transactions
     On October 26, 2007, the disinterested members of the Audit Committee of the Board of Directors approved a $5,000,000 subordinated debt financing facility as part of a plan to refinance the Company’s former subordinated debt with Patriot Capital. The new sub-debt facility was led by BCA Mezzanine Fund, L.P., which participated at $2,000,000 (in which Company Board member Gregory Mulligan holds a management position and indirect economic interest). The current subordinated loans were consummated as of December 11, 2007. Except as noted above with respect to Mr. Mulligan, there is no relationship, arrangement or understanding between the Company and any of the Subordinated Holders or any of their affiliates, other than in respect of the loan agreement establishing and setting forth the terms and conditions of this mezzanine loan agreement. For the three and six months ended June 30, 2009 and 2008, the Company recognized $175,000 and $350,000 in interest expense for the subordinated notes payable, of which $25,000 and $50,000 was accrued in each period as deferred interest, payable upon maturity, respectively.

     In October of 2004, the Company entered into a lease agreement with a minority stockholder. The agreement, which relates to the Plaistow, NH retail store, is a five year lease with options to extend for an additional fifteen years. During the three months ended June 30, 2009 and 2008, the Company expensed in connection with this lease $49,000 and $43,000, respectively. During the six months ended June 30, 2009 and 2008, the Company expensed in connection with this lease $97,000 and $93,000, respectively. In addition, a related deposit of $18,750 is recorded as prepaid expenses and other current assets, as of June 30, 2009 and December 31, 2008.
     In order to expedite the efficient build-out of leasehold improvements in its new retail stores, the Company utilizes the services of a real estate development company owned by a non-executive Company employee and minority stockholder to source construction services and retail fixtures. Total payments made to the real estate development company for the three months ended June 30, 2009 and 2008, consisting primarily of reimbursements for materials and outside labor for the fit-up of stores, were $21,000 and $50,000, respectively. For the six months ended June 30, 2009 and 2008, reimbursements for materials and outside labor for the fit-up of stores, were $74,000 and $144,000, respectively.
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
     In connection with retail locations, the Company enters into various operating lease agreements, with escalating rental payments. The effects of variable rent disbursements have been expensed on a straight-line basis over the life of the lease in accordance with SFAS No. 13, Accounting for Leases. As of June 30, 2009 and December 31, 2008, there was approximately $305,000 and $233,000, respectively, of deferred rent recorded in accrued expenses and other current liabilities.
Contingencies
     From time to time, the Company is exposed to litigation relating to our products and operations. As of June 30, 2009, we were not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material, adverse affect on our financial condition or results of operations.
     The Company has been named as a defendant in litigation brought by one of its customers against the manufacturer of a riding helmet for injuries sustained in an equestrian accident. To the best of our knowledge, the product was designed and manufactured by our vendor to industry standards. The claim against Dover is covered by our insurance, and we vigorously deny liability.
     On March 24, 2006, Goldsmith, Agio, Helms and Linner, LLC, (GAH) filed a demand for arbitration with the American Arbitration Association for $2,100,000, plus interest, seeking a success fee purportedly due in connection with the Company’s Initial Public Offering. In May 2007, we finalized the settlement with GAH and agreed to pay $700,000 in order to avoid the burden on management, the costs of preparation and trial, and risks of a potential adverse outcome. This charge was recorded in the first quarter of 2007. As of April 1, 2009, the entire $700,000 for the settlement had been paid under the agreement.
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“Statement 141R”) and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“Statement 160”). Statement 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. Statement 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. Statements 141R and 160 are effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. The Company’s financial statements will be impacted by Statement 141R in the event any acquisitions are completed subsequent to January 1, 2009.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 enhances disclosures for derivative instruments and hedging activities, including: (i) the manner in which a company uses derivative instruments; (ii) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and (iii) the effect of derivative instruments and related hedged items on a company’s financial position. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company adopted this statement as of January 1, 2009. As SFAS No. 161 relates specifically to disclosures, this standard had no impact on our financial condition, results of operations or cash flows.
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
     In April 2009, the FASB issued FSP No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. 115-2 and SFAS No. 124-2”). FSP No. 115-2 and SFAS No. 124-2 change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP No. 115-2 and SFAS No. 124-2 are effective for interim and annual periods ending after June 15, 2009. The implementation of these standards will not have a material impact on the Company’s financial condition, results of operations or cash flows. The Company is currently evaluating the impact of the adoption of FSP No. 115-2 and SFAS No. 124-2 on the Company’s financial position, results of operations or cash flows.
     In April 2009, the FASB issued FAS No. 107-1 and APB Opinion No. 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FAS No. 107-1” and “APB No. 28-1”). FAS No. 107-1 and APB No. 28-1 require fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FAS No. 107-1 and APB No. 28-1 are effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the impact of the adoption of FSP No. 115-2 and SFAS No. 124-2 on the Company’s financial position, results of operations or cash flows.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”(“SFAS No. 168”). SFAS 168 replaces SFAS No. 162, “The Hierarcy of Generally Accepted Accounting Principles,” to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with U.S. GAAP. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The Company is currently evaluating the impact of the adoption on the Company’s financial position, results of operations or cash flows.
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
     In the second quarter of 2009, the Company benefited from a seasonal increase in quarter-over-quarter revenues and from ongoing implementation of management’s cost reduction program. These measures helped to mitigate the continuing adverse impacts of the current global recession and hesitant consumer confidence, which have resulted in a contraction in specialty retail consumer spending over the past nine months. As a result, the Company developed several short-term strategies to maintain or expand market share, reduce operating costs and reduce capital expenditures. As previously reported, in order to manage our way through these uncertain times, our retail expansion has been slowed, and we will be extremely opportunistic in negotiating leases for the balance of 2009 and 2010.
Consolidated Performance and Trends
     The Company reported net income in the second quarter of 2009 of $340,000 or $0.06 per diluted share, compared to net income of $250,000 or $0.05 per diluted share for the corresponding period in 2008.
     The second quarter of 2009 results reflect our continuing efforts to execute our growth strategy in the retail market channel where revenues increased 13.7% to $6.7 million in the quarter. This trend of increased revenue in the retail market channel may be slowed or eroded by delays in the execution of our new store expansion strategy, constraints in available capital, and interim declines in consumer demand at our retail stores impacted by the current global financial and credit crisis. We respond to fluctuations in revenues primarily by delaying the opening of new stores, adjusting marketing efforts and operations to support our retail stores and manage costs, as well as continuing to focus on our proprietary store optimization modeling to determine the rate and location of new store openings. Our direct market channel revenues decreased 11.6%, to $12.5 million in the second quarter of 2009, due to a combination of factors, including lower unit volumes attributable to the significant consumer spending slowdown in the overall economy. We respond to fluctuations in our direct customers’ response by adjusting the quantities of catalogs mailed and other marketing and customer-related strategies and tactics in order to maximize revenues and manage costs. The reversal of these trends of decreased direct revenue and delays in our new store growth plan is dependent upon the response of our customers to these and evolving market conditions.
     In this time of economic uncertainty, it is very difficult to accurately predict economic trends; however, as changing market conditions become clear, we will adapt our strategies to address these new conditions.
Single Reporting Segment
     The Company operates and manages its business as one operating segment utilizing a multi-channel distribution strategy.
Results of Operations
     The following table sets forth our unaudited results of operations as a percentage of revenues for the periods shown (1):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of revenues	63.0	65.0	64.1	64.5
Gross profit	37.0	35.0	35.9	35.5
Selling, general and administrative expenses	31.1	31.5	35.2	34.2
Income from operations	5.9	3.5	0.7	1.2
Interest expense, financing and other related costs, net	1.8	1.6	1.8	1.7
Other investment income, net	(0.1)	(0.0)	(0.1)	(0.0)
Income (loss) before income tax provision (benefit)	4.3	1.9	(1.1)	(0.5)
Provision (benefit) for income taxes	2.5	0.6	(0.4)	(0.2)
Net income (loss)	1.8	1.3	(0.7)	(0.3)

(1)	Certain of these amounts may not properly sum due to rounding

     The following table presents certain selected unaudited operating data (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Revenues, net — direct	$12,456	$14,087	$24,178	$27,583
Revenues, net — retail stores	6,654	5,854	11,333	10,012

Revenues, net — total	$19,110	$19,941	$35,511	$37,595

Other operating data:
Number of retail stores (1)	13	11	13	11
Capital expenditures	41	267	281	497
Gross profit margin	37.0%	35.0%	35.9%	35.5%
Adjusted EBITDA(2)	1,361	923	740	941
Adjusted EBITDA margin(2)	7.1%	4.6%	2.1%	2.5%

(1)	Includes twelve Dover-branded stores and one Smith Brothers store; the June 30, 2009 store count includes the Alpharetta, GA Dover-branded store opened in Q4 2008, and the North Kingstown, RI Dover-branded store opened in Q1 2009.

(2)	When we use the term “Adjusted EBITDA”, we are referring to net income minus interest income and other income plus interest expense, income taxes, non-cash stock-based compensation, non-cash goodwill impairment charge, depreciation, amortization and other investment income, net. We present Adjusted EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.
Adjusted EBITDA has some limitations as an analytical tool and you should not consider it in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities or any other measure calculated in accordance with U.S. generally accepted accounting principles. Some of the limitations are:
•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or capital commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the impact of an impairment charge that might be taken, when future results are not achieved as planned, in respect of goodwill resulting from any premium the Company might pay in the future in connection with potential acquisitions;

•	Adjusted EBITDA does not reflect the interest expense or cash requirements necessary to service interest or principal payments on our debt;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•	although stock-based compensation is a non-cash charge, additional stock options might be granted in the future, which might have a future dilutive effect on earnings and EPS; and

•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
The following table reconciles Adjusted EBITDA to net income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Net income (loss)	$340	$250	$(250)	$(109)
Depreciation	188	189	400	385
Amortization of intangible assets	2	6	3	21
Stock-based compensation	44	38	90	76
Interest expense, financing and other related costs, net	338	315	650	648
Other investment income, net	(26)	(2)	(19)	(2)
Provision (benefit) for income taxes	475	127	(134)	(78)

Adjusted EBITDA	$1,361	$923	$740	$941

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008
Revenues
     Our total revenues were $19.1 million for the three months ended June 30, 2009, down from $19.9 million for the corresponding period in 2008, a decrease of $0.8 million or 4.2%. Revenues in our direct market channel were $12.5 million, a decrease of $1.6 million, or 11.6 % from the corresponding period in 2008. Revenues in our retail market channel increased $0.8 million, or 13.7%, to $6.7 million. The decrease in our direct market channel was due to lower unit volumes attributable to the continuing consumer slowdown in the overall economy. The increase in revenues from our retail market channel was due primarily to the opening of new stores in 2008 and 2009 and resulting increases in retail revenues. Same store sales performance improved relative to the first quarter, but reflected a decrease of 1.6% over prior year, attributable to the continuing economic recession.
Gross Profit
     Gross profit for the three months ended June 30, 2009 increased 1.3% to $7.1 million, from $7.0 million for the corresponding period in 2008. Gross profit, as a percentage of revenues, for the three months ended June 30, 2009 was 37.0% compared to 35.0% for the corresponding period in 2008. The increase in gross profit of $0.1 million was attributable to variations in overall product mix. The increase in gross profit as a percentage of revenues was attributable to variations in our overall product mix, and more effective management of costs.
Selling, General and Administrative
     Selling, general and administrative expenses were reduced 5.6% for the three months ended June 30, 2009 to $5.9 million, from the $6.3 million for the corresponding period in 2008; a savings of $0.4 million. As a percentage of revenues, SG&A expenses decreased to 31.1% of revenues, from 31.5% of revenues for the corresponding period in 2008. Significant cost reductions in marketing, catalog and labor costs offset planned increases in facility costs in support of retail market channel revenue growth.
Interest Expense
     Interest expense, including amortization of deferred financing costs attributed to our subordinated debt and revolving credit facility, remained constant for the three months ended June 30, 2009 and 2008 at $0.3 million.

Income Tax Provision
     The provision for income taxes was $0.5 million for the three months ended June 30, 2009, reflecting an estimated tax provision of 58.3%, compared to $0.1 million for the corresponding period in 2008, reflecting an estimated tax provision of 33.6%. The effective tax provision for the year to date periods were recorded based upon management’s best estimates of the estimated effective rates for the entire respective years, and are adjusted each quarter. The increased estimated rate is attributable to increased state tax rates and liabilities.
Net Income
     The net income for the second quarter of 2009 increased to $340,000, compared to $250,000 in the second quarter of 2008. This increase in the net income of $90,000 was due primarily to increased revenues from our retail sales channel, improved margins, as well as strategic cost reductions in marketing, catalog and labor costs. The resulting quarterly income per diluted share increased to $0.06 in the second quarter of 2009 compared to $0.05 per diluted share for the corresponding period in 2008.
Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008
Revenues
     Our total revenues were $35.5 million for the six months ended June 30, 2009, down from $37.6 million for the corresponding period in 2008, a decrease of $2.1 million or 5.5%. Revenues in our direct market channel were $24.2 million, a decrease of $3.4 million, or 12.3 % from the corresponding period in 2008. Revenues in our retail market channel increased $1.3 million, or 13.2%, to $11.3 million. The decrease in our direct market channel was due to lower unit volumes attributable to the continuing consumer slowdown in the overall economy. The increase in revenues from our retail market channel was due primarily to the opening of new stores in 2008 and 2009 and resulting increases in retail revenues. Same store sales decreased 5.5% over prior year, attributable to the continuing economic recession.
Gross Profit
     Gross profit for the six months ended June 30, 2009 decreased 4.4% to $12.7 million, from $13.3 million for the corresponding period in 2008. Gross profit, as a percentage of revenues, for the six months ended June 30, 2009 was 35.9% compared to 35.5% for the corresponding period in 2008. The decrease in gross profit of $0.6 million was attributable to lower revenues in our direct market channel and variations in overall product mix. The increase in gross profit as a percentage of revenues was attributable to variations in our overall product mix.
Selling, General and Administrative
     Selling, general and administrative expenses were reduced $0.4 million for the six months ended June 30, 2009 to $12.5 million compared to $12.9 million for the corresponding period in 2008; a savings of 2.9%. As a percentage of revenues, SG&A expenses increased to 35.2% of revenues, from 34.2% of revenues for the corresponding period in 2008. Cost reductions in marketing, catalog costs, labor and professional fees offset planned increases in facility costs in support of retail market channel revenue growth.
Interest Expense
     Interest expense, including amortization of deferred financing costs attributed to our subordinated debt and revolving credit facility, remained constant for the six months ended June 30, 2009 and 2008 at $0.7 million.
Income Tax Benefit
     The benefit for income taxes was $0.1 million for the six months ended June 30, 2009, reflecting an estimated tax benefit of 34.8%, compared to $0.1 million for the corresponding period in 2008, reflecting an estimated tax benefit of 41.9%. The effective tax benefit for the year to date periods were recorded based upon management’s best estimates of the estimated effective rates for the entire respective years, and are adjusted each quarter. The decreased estimated rate is attributable to decreased state tax rates and liabilities.

Net Loss
     The net loss for the six months ended June 30, 2009 increased to $(250,000), compared to $(109,000) for the corresponding period in 2008. This increase in the net loss was due primarily to reduced revenues attributable to soft consumer demand. The resulting loss per share increased to $(0.05) for the six months ended June 30, 2009 as compared to $(0.02) per share for the corresponding period in 2008.
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
Liquidity and Capital Resources
     For the six months ended June 30, 2009, we decreased our cash by $92,000. While pursuing our growth strategy, with one new store opening, cash was utilized for new store inventory and capital expenditures, as well as seasonal working capital requirements and third-party debt service requirements. The source for the additional cash consumed related to increased borrowings under our revolving credit facility. The Company is in compliance with all covenants under both credit facilities. When necessary, we plan in the future to seek additional financing from banks, or through public offerings or private placements of debt or equity securities, strategic relationships, or other arrangements. In the event we fail to meet our financial covenants with our banks, we may not have access through our line of credit to sufficient working capital to pursue our growth strategy, or if our covenant non-compliance triggers a default, our loans may be called requiring the repayment of all amounts on our loans.
Operating Activities
     Cash utilized in our operating activities for the six months ended June 30, 2009 was reduced to $0.4 million compared to $1.7 million for the corresponding period in 2008. For the six months ended June 30, 2009, cash outflows consisted primarily of decreases in accounts payable of $0.9 million, reductions in accrued expenses, other current liabilities and income taxes payable of $0.4 million, and decreases in prepaid catalogs and other current assets of $0.1 million. Cash inflows included reductions in accounts receivable and inventories. The results of operations consisted of the net loss, non-cash expenses of depreciation, amortization, non-cash interest and other expenses of $0.4 million. For the six months ended June 30, 2008, cash outflows consisted primarily of seasonal increases in inventories of $0.7 million, prepaid catalogs and other prepaid expenses of $0.5 million, as well as reductions in accrued expenses of $0.5 million, accounts payable of $0.9 million and the net loss of $0.1 million, offset by non-cash activities of $0.6 million. Cash inflows consisted of receivables of $0.4 million.
Investing Activities
     Cash utilized in our investing activities was $306,000 for the six months ended June 30, 2009 compared to $549,000 for the corresponding period in 2008. For both periods, investing activities consisted primarily of retail store build-out and equipment costs. Increases in investment activities, pending improvement in the current economic uncertainty, can be expected in future periods to outfit our new retail stores.
Financing Activities
     Net cash provided by our financing activities was $0.6 million for the six months ended June 30, 2009, compared to $2.4 million provided in the corresponding period in 2008. For the six months ended June 30, 2009, we funded our seasonal operating activities and investing activities with net borrowings of $0.5 million under our revolving credit facility. For the six months ended

June 30, 2008, we funded our seasonal operating and investing activities with net borrowings of $1.7 million under our revolving credit facility, and increases in outstanding checks of $0.7 million.
Revolving Credit Facility
     On March 27, 2009, the Company amended its senior revolving credit facility with RBS Citizens Bank N.A. to adjust various covenant levels for fiscal year 2009, due to the on-going impact of the economic recession. In addition, the maximum amount to be borrowed was reduced from $18,000,000 to $14,000,000 in 2009, through June 2010, and will then reduce to $13,000,000 on June 30, 2010. As of June 30, 2009, the revolving credit facility borrowing limit was $14,000,000, subject to certain covenants, and the amount outstanding under the credit facility was $8,800,000 at the net revolver rate of 4.82%, and the unused amount available was $5,200,000. Borrowings are secured by substantially all of the Company’s assets. Under the terms of this credit facility, the Company is subject to various covenants. At June 30, 2009, the Company was in compliance with all of its covenants under the credit facility.
Senior Subordinated Notes Payable and Warrants
     In December 2007, the Company entered into a subordinated loan agreement with BCA Mezzanine Fund, LP, Cephas Capital Partners, LP, and SEED Ventures, LP (jointly, the “Subordinated Holders”), which provided for the issuance of a senior subordinated note payable, which is due in full on December 11, 2012, for aggregate proceeds of $5,000,000. The note is subordinated in right of payment to existing and future senior debt ranks equal in right of payment with any future senior subordinated debt and is senior in right of payment to any future subordinated debt. Interest accrues at an annual rate of 14%, of which 12% is payable quarterly in arrears on the fifth business day of the following month. The remaining 2% per annum is deferrable, and if deferred, shall be compounded annually and due in full on December 11, 2012. As of June 30, 2009, the Company had deferred $169,833 of interest since inception. Prepayment on the principal amount due under the note may voluntarily be made at any time, plus accrued and unpaid interest and a prepayment fee of 5% of the prepaid amount if paid prior to the first anniversary, 4% if paid prior to the second anniversary, 3% if paid prior to the third anniversary, and 0% if paid after December 11, 2010. As of June 30, 2009, the balance of the subordinated notes was $5,000,000. Under the terms of this senior subordinated credit facility, the Company is subject to various covenants. On March 27, 2009, the Company amended the subordinated loan agreement to adjust various covenant levels for fiscal year 2009, due to the on-going impact of the economic recession. At June 30, 2009, the Company was in compliance with all of its covenants under the credit facility.
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
Critical Accounting Policies and Estimates
     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2008 Annual Report on Form 10-K, filed on March 31, 2009, in Note 2 of the Notes to the Consolidated Financial Statements and the “Critical Accounting Policies and Estimates” section of

Management’s Discussion and Analysis of Financial Condition and Results of Operations; as supplemented by the disclosures in the Notes to Condensed Consolidated Financial Statements in this Form 10-Q. In addition, we define our same store sales to include sales from all stores open for a full fifteen months following a grand opening, or a conversion to a Dover-branded store.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     At June 30, 2009, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended December 31, 2008. More detailed information concerning market risk can be found in Item 7A under the sub-caption “Quantitative and Qualitative Disclosures about Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 47 of our Annual Report on Form 10-K for the year ended December 31, 2008.
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
Interest Rate Sensitivity
     We had cash and cash equivalents totaling $356,000 at June 30, 2009. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We intend to maintain our portfolio of cash equivalents, including money market funds and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. As of June 30, 2009, all of our investments were held in money market funds and certificates of deposits.
     Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments, primarily certain borrowings under our revolving credit facility. The advances under this revolving credit facility bear a variable rate of interest determined as a function of the prime rate and the published LIBOR rate at the time of the borrowing. If interest rates were to increase by two percent, the additional interest expense as of June 30, 2009 would be approximately $176,000 annually. At June 30, 2009, $8,800,000 was outstanding under our revolving credit facility.
Item 4. Controls and Procedures.
     Not Applicable.
Item 4T. Controls and Procedures.
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
     Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     We maintain certain internal controls over financial reporting that are appropriate, in management’s judgment with similar cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The Company did not issue or sell any equity securities in the three months ended June 30, 2009.
Item 3. Defaults Upon Senior Securities.
     There were no defaults on the Company’s senior securities in the three months ended June 30, 2009.
Item 4. Submission of Matters to a Vote of Security Holders.
     Dover Saddlery, Inc. held its Annual Meeting of Stockholders on May 6, 2009. For more information on the following proposal, see the Company’s proxy statement dated April 15, 2009, the relevant portions of which are incorporated herein by reference.
(1)	The stockholders elected both Class I nominees to the Board of Directors for respective three-year terms expiring in 2012:

				BROKER
				NON-
DIRECTOR	FOR	WITHHELD	ABSTAIN	VOTES*

William F. Meagher, Jr.	5,002,251	—	14,088	—

Gregory F. Mulligan	5,002,251	—	14,088	—

*	NASDAQ rules do not permit broker voting without specific instructions from beneficial owners but permit brokers that are members of a national securities exchange, such as brokers who are members of the New York Stock Exchange, to follow any alternative rules of that exchange. The Company has not been able to determine how many broker votes cast for Class III Directors were cast pursuant to specific instructions from beneficial owners versus how many were cast by brokers pursuant to the alternative rules of a national securities exchange such as NYSE.

     As previously reported after the Annual Meeting, Mr. Meagher resigned from the Board of Directors after the meeting, and also as previously reported on Form 8-K on May 28, 2009, the Board of Directors elected David R. Pearce to fill the vacancy on the Board created as a result of the resignation of William F. Meagher, Jr. as a Class I Director.
The names, classes and terms of the Directors continuing to serve in office are as follows:
Class II Directors (with terms expiring at the 2010 Annual Meeting, or until their successors are duly elected and qualified):
Jonathan A.R. Grylls
John W. Mitchell
David J. Powers
Class III Directors (with terms expiring at the 2011 Annual Meeting, or until their successors are duly elected and qualified):
Stephen L. Day
James F. Powers
(2)	The stockholders ratified the appointment of Caturano & Company as the Independent Registered Public Accounting Firm for the Company:

For	5,005,162
Against	11,177
Abstain	—

Total	5,016,339
Item 5. Other Information.
     As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2008 and in other filings, the Company received comments from the Securities and Exchange Commission Staff regarding its Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Annual Report”) and regarding its Current Report on Form 8-K filed with the SEC on April 15, 2008. The Company believes it has resolved all such comments.

Item 6. Exhibits.
Exhibit List

Number	Description

*31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

*31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

‡32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

‡	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOVER SADDLERY, INC.
Dated: August 13, 2009	By:	/s/ Michael W. Bruns
Michael W. Bruns, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Description

*31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

*31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

‡32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

‡	Furnished herewith.