Form 10-Q
period 2009-09-30
DOVER SADDLERY INC
filed 2009-11-13
CIK 1071625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended September 30, 2009
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
YES ☐ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company”, in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Shares outstanding of the registrant’s common stock (par value $0.0001) on November 5, 2009: 5,187,038

DOVER SADDLERY, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
DOVER SADDLERY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)

	September 30,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$444	$448
Accounts receivable	660	833
Inventory	16,402	17,330
Prepaid catalog costs	1,530	1,673
Prepaid expenses and other current assets	1,355	997

Total current assets	20,391	21,281
Net property and equipment	3,404	3,599
Other assets:
Deferred income taxes	659	583
Intangibles and other assets, net	943	989

Total other assets	1,602	1,572

Total assets	$25,397	$26,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation and outstanding checks	$497	$481
Accounts payable	2,043	2,168
Accrued expenses and other current liabilities	3,389	3,640
Deferred income taxes	276	212

Total current liabilities	6,205	6,501

Long-term liabilities:
Revolving line of credit	7,300	8,300
Subordinated notes payable, net	5,022	4,906
Capital lease obligation, net of current portion	58	125

Total long-term liabilities	12,380	13,331
Stockholders’ equity:
Common Stock, par value $0.0001 per share; 15,000,000 shares authorized; issued 5,187,038 as of September 30, 2009 and December 31, 2008	1	1
Additional paid in capital	44,972	44,801
Treasury stock, 795,865 shares at cost	(6,082)	(6,082)
Accumulated deficit	(32,079)	(32,100)

Total stockholders’ equity	6,812	6,620

Total liabilities and stockholders’ equity	$25,397	$26,452

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Revenues, net	$18,545	$19,022	$54,056	$56,617
Cost of revenues	11,744	12,031	34,507	36,296

Gross profit	6,801	6,991	19,549	20,321
Selling, general and administrative expenses	5,869	6,326	18,370	19,196

Income from operations	932	665	1,179	1,125
Interest expense, financing and other related costs, net	346	317	996	966
Other investment loss, net	(20)	(20)	(1)	(18)

Income before income tax provision	566	328	182	141
Provision for income taxes	294	154	161	76

Net income	$272	$174	$21	$65

Net income per share
Basic	$0.05	$0.03	$0.00	$0.01

Diluted	$0.05	$0.03	$0.00	$0.01

Number of shares used in per share calculation
Basic	5,187,000	5,187,000	5,187,000	5,157,000
Diluted	5,247,000	5,274,000	5,233,000	5,266,000
See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,	September 30,
	2009	2008
Operating activities:
Net income	$21	$65
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	585	598
Deferred income taxes	(12)	—
Loss from investment in affiliate, net	1	18
Stock-based compensation	135	115
Non-cash interest expense	259	194
Changes in current assets and liabilities:
Accounts receivable	173	463
Inventory	928	(970)
Prepaid catalog costs and other current assets	(214)	(831)
Accounts payable	(125)	(5)
Accrued expenses, other current liabilities and income taxes payable	(250)	(1,621)

Net cash provided by (used in) operating activities	1,501	(1,974)
Investing activities:
Purchases of property and equipment	(386)	(887)
Investment in affiliate	—	(33)
Change in other assets	(27)	(68)

Net cash used in investing activities	(413)	(988)
Financing activities:
Borrowings under revolving line of credit, net	(1,000)	3,100
Change in outstanding checks	50	31
Payment of financing costs	(40)	—
Payments on capital leases	(102)	(110)

Net cash (used in) provided by financing activities	(1,092)	3,021

Net (decrease) increase in cash and cash equivalents	(4)	59

Cash and cash equivalents at beginning of period	448	309

Cash and cash equivalents at end of period	$444	$368

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$738	$773

Income taxes	$353	$1,136

Supplemental disclosure of non-cash financing activities
Issuance of common stock in connection with investment in affiliate	$—	$380

Equipment acquired under capital leases	$—	$100

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
     Our quarterly product sales, as a percentage of any calendar year’s results, have ranged from a low of approximately 20% to a high of approximately 32%. The beginning of the spring outdoor riding season in the northern half of the country has typically generated a slightly stronger second quarter of the year, and the holiday buying season has generated additional demand for our equestrian product line in the fourth quarter of the year. Revenues for the first and third quarters of the calendar year have tended to be somewhat lower than the second and fourth quarters. The Company anticipates that revenues will continue to vary somewhat by this seasonal pattern.
     The Company offers a comprehensive selection of products required to own, train and compete with a horse, selling from under $1.00 to over $8,000. Our equestrian product line includes a broad variety of separate items, such as saddles, tack, specialized apparel, footwear, horse clothing, horse health and stable products. Separate reporting of the revenues of these numerous items is not practical.
     The Company views its operations and manages its business as one operating segment utilizing a multi-channel distribution strategy. Market channel revenues are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Revenues, net — direct	$11,864	$13,077	$36,042	$40,661
Revenues, net — retail stores	6,681	5,945	18,014	15,956

Revenues, net — total	$18,545	$19,022	$54,056	$56,617

     The accompanying condensed consolidated financial statements comprise those of the Company, its wholly-owned subsidiaries, and its investment in affiliates. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 are unaudited. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2008 and include all adjustments, consisting of only usual recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results expected for the full year ended December 31, 2009.
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

B. Accounting for Stock-Based Compensation
     The Company recognizes the fair value of compensation cost of stock-based awards on a straight-line basis over the vesting period of the award. Stock-based compensation for the three months ended September 30, 2009 and 2008 was $44,000 and $38,000, respectively. For the nine months ended September 30, 2009 and 2008, stock-based compensation was $135,000 and $115,000, respectively.
     There was no activity related to stock option grants, exercises or forfeitures for the nine months ended September 30, 2009, except for the forfeiture, in August 2009, by former Director William Meagher of 20,440 stock options following his resignation from the Company’s Board of Directors.
     The amount of stock-based compensation expense that may be recognized for outstanding, unvested options as of September 30, 2009 was approximately $475,000, to be recognized on a straight-line basis over the employee’s remaining weighted average vesting term which was 4 years. As of September 30, 2009, the intrinsic value of all “in the money” outstanding options was approximately $190,000.
C. Inventory
     Inventory consists of finished goods in the Company’s mail-order warehouse and retail stores. The Company’s inventories are stated at the lower of cost, with cost determined by the first-in, first-out method, or net realizable value. The Company maintains a reserve for excess and obsolete inventory. This reserve was $95,000 as of September 30, 2009 and December 31, 2008. The Company continuously monitors the salability of its inventories to ensure adequate valuation of the related merchandise.
D. Advertising
     The Company recognizes deferred costs over the period of expected future revenue, which is less than one year. Deferred costs as of September 30, 2009 and December 31, 2008 were $1,530,000 and $1,673,000, respectively. The combined marketing and advertising costs charged to selling, general, and administrative expenses for the three months ended September 30, 2009 and 2008 were $1,802,000 and $2,229,000, respectively. For the nine months ended September 30, 2009 and 2008 combined marketing and advertising costs charged to selling, general, and administrative expenses were $6,059,000 and $6,844,000, respectively.
E. Comprehensive Income
     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The comprehensive income for the three months ended September 30, 2009 and 2008 was comprised entirely of the current period net income of $272,000 and $174,000, respectively. For the nine months ended September 30, 2009 and 2008, the comprehensive income was comprised entirely of the current period net income of $21,000 and $65,000, respectively.
F. Net Income Per Share
     A reconciliation of the number of shares used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Basic weighted average common shares outstanding	5,187	5,187	5,187	5,157
Add: Dilutive effect of assumed stock option and warrant exercises less potential incremental shares purchased under the treasury method	60	87	46	109
Diluted weighted average common shares outstanding	5,247	5,274	5,233	5,266
     For the three months ended September 30, 2009 and 2008, and the nine months ended September 30, 2009 and 2008, approximately 573,000 and 803,000 options and warrants to acquire common stock were excluded from the diluted weighted average shares calculation as the effect of such options and warrants is anti-dilutive.

G. Financing Agreements
Revolving Credit Facility
     The $14,000,000 senior revolving credit facility, of which up to $2,000,000 can be in the form of letters of credit, bears interest at the base rate, announced from time to time by the bank, plus an applicable margin determined by the Company’s funded debt ratio. At September 30, 2009, the LIBOR rate (base rate) was 0.26%, plus the applicable margin of 3.5%. Interest is payable monthly. At its option, the Company may have all or a portion of the unpaid principal under the credit facility bear interest at various LIBOR or prime rate options.
     The Company is obligated to pay commitment fees of 0.25% per annum on the average daily, unused amount of the line of credit during the preceding quarter. All assets of the Company collateralize the senior revolving credit facility. Under the terms of the credit facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios, operating cash flows, current asset ratios, and capital expenditures. At September 30, 2009, the Company was in compliance with all of its covenants under the credit facility. The revolving line of credit is due in full in January 2011.
     On March 27, 2009, the Company amended its senior revolving credit facility with RBS Citizens Bank N.A. to adjust various covenant levels for fiscal year 2009, due to the on-going impact of the economic recession. The maximum amount to be borrowed was reduced from $18,000,000 to $14,000,000 in 2009, through June 2010, and will then reduce to $13,000,000 on June 30, 2010.
     At September 30, 2009, the Company had the ability to borrow $14,000,000 on the revolving line of credit, subject to certain covenants, of which $7,300,000 was outstanding, bearing interest at the net revolver rate of 3.76%. At December 31, 2008, the Company had the ability to borrow $18,000,000, of which $8,300,000 was outstanding, bearing interest at the net revolver rate of 2.5%.
Senior Subordinated Notes Payable and Warrants
     In December 2007, the Company issued $5,000,000 in senior subordinated notes payable. The notes are subordinated in right of payment to existing and future senior debt, rank equal in right of payment with any future senior subordinated debt and are senior in right of payment to any future subordinated debt. Interest accrues at an annual rate of 14%, of which 12% is payable quarterly in arrears. The remaining 2% per annum is deferrable, and if deferred, shall be compounded and due in full on December 11, 2012. As of September 30, 2009, the Company had deferred $194,833 of interest since loan inception. Prepayment on the principal amount due under the notes may voluntarily be made at any time, plus accrued and unpaid interest and a prepayment fee of 5% of the prepaid amount if paid prior to the first anniversary, 4% if paid prior to the second anniversary, 3% if paid prior to the third anniversary, and 0% if paid after December 11, 2010.
     In connection with the issuance of the subordinated notes, the Company issued warrants to the note holders, exercisable at any time after December 11, 2007 for an initial 118,170 shares of its common stock at an exercise price of $3.96 per share. The number of shares to be received for the warrants, upon exercise, is subject to change in the event of additional equity dividend issuances or stock splits. The warrants were estimated to have a fair value of $272,000, which was reflected as a discount of the proceeds. The discount is amortized as interest expense over the life of the notes. The warrants were valued using a Black-Scholes calculation with a risk free interest rate of 4.3%, an expected life of 9 years (which reflects the contractual term), a price volatility of 43.4% and a dividend yield of 0%. In September 2009, the Company modified certain terms of the warrants and reduced the exercise price to $2.75 per share. A charge of $36,000 was recognized in conjunction with the warrant modification included in interest expense.
     As of September 30, 2009, the net $5,022,000 subordinated notes, on the condensed consolidated balance sheet, reflect the $5,000,000 face value, plus the $194,833 in deferred interest less the remaining unamortized net discount of $172,465. As of December 31, 2008, the net $4,906,000 subordinated notes, on the condensed consolidated balance sheet, reflect the $5,000,000 face value, plus the $119,833 in deferred interest less the remaining unamortized net discount of $213,262.
     Under the terms of the subordinated note agreements, the Company is subject to certain covenants, including, among others, maximum funded debt ratios, operating cash flows, current asset ratios and capital expenditures. On March 27, 2009, the Company amended the senior subordinated loan agreement to adjust various covenant levels for the fiscal year 2009, due to the on-going impact of the economic recession. At September 30, 2009, the Company was in compliance with all of its covenants.
Cash and Cash Equivalents
     The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Outstanding checks, net of cash balances in a single bank account, are classified as outstanding checks in current liabilities.
Financial Instruments
     The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, line of credit advances, and notes payable. The carrying value of cash and cash equivalents, accounts receivable, and accounts payable reflects fair value due to their short-term nature. The carrying value of the line of credit reflects fair value due to variable interest rates. The carrying value of the subordinated notes payable, as of September 30, 2009, is not materially different from the fair value of the notes.
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
     The Company recorded a net loss for the three months ended September 30, 2009 and 2008 of $(19,868) and $(20,024), respectively. For the nine months ended September 30, 2009 and 2008 a net loss was recorded of $(982) and $(17,637), respectively. Company’s share of HH’s net loss and the intangible asset customer list amortization (resulting from the purchase price allocation) were included in “other investment loss, net” in the accompanying condensed consolidated statements of operations. The carrying value at September 30, 2009, was $316,800 and was included in intangibles and other assets, net in the accompanying condensed consolidated balance sheets.
     Under certain circumstances, the Company may have the right, or obligation, to acquire the remaining 60% of the common stock of HH.
I. Income Taxes
     At September 30, 2009, the Company had no liability recorded for unrecognized tax benefits. The Company records interest and penalties related to income taxes as a component of income tax expense. During the nine months ended September 30, 2009, the Company recognized $1,048 in interest and penalty expense. At December 31, 2008, the Company recognized $8,883 in interest and penalty expense.
     Tax years 2005 through 2008 remain subject to examination by the IRS, and 2004 through 2008 tax years remain subject to examination by Massachusetts and various other jurisdictions. The current examination by Massachusetts for the years ended 2004 to 2006 concluded with a small tax credit due to the Company.
J. Related Party Transactions
     On October 26, 2007, the disinterested members of the Audit Committee of the Board of Directors approved a $5,000,000 subordinated debt financing facility as part of a plan to refinance the Company’s former subordinated debt with Patriot Capital. The new sub-debt facility was led by BCA Mezzanine Fund, L.P., which participated at $2,000,000 (in which Company Board member Gregory Mulligan holds a management position and indirect economic interest). The current subordinated loans were consummated as of December 11, 2007. Except as noted above with respect to Mr. Mulligan, there is no relationship, arrangement or understanding between the Company and any of the Subordinated Holders or any of their affiliates, other than in respect of the loan agreement establishing and setting forth the terms and conditions of this mezzanine loan agreement. For the three and nine months ended September 30, 2009 and 2008, the Company recognized $175,000 and $525,000 in interest expense for the subordinated notes payable, of which $25,000 and $75,000 was accrued in each period as deferred interest, payable upon maturity, respectively. In September 2009, the Company modified certain terms of the warrants and reduced the exercise price to $2.75 per share. A charge of $36,000 was recognized in conjunction with the warrant modification. These warrant modifications were determined to be in the best interests of the Company, following review by the Audit Committee and approval of the Board of Directors, with Mr. Mulligan abstaining in both cases.
     In October of 2004, the Company entered into a lease agreement with a minority stockholder. The agreement, which relates to the Plaistow, NH retail store, is a five year lease with options to extend for an additional fifteen years. During the three months ended September 30, 2009 and 2008, the Company expensed in connection with this lease $47,000. During the nine months ended September 30, 2009 and 2008, the Company expensed in connection with this lease $144,000 and $140,000, respectively. In addition, a related deposit of $18,750 is recorded as prepaid expenses and other current assets, as of September 30, 2009 and December 31, 2008.
     In order to expedite the efficient build-out of leasehold improvements in its new retail stores, the Company utilizes the services of a real estate development company owned by a non-executive Company employee and minority stockholder to source construction services and retail fixtures. Total payments made to the real estate development company for the three months ended September 30, 2009 and 2008, consisting primarily of reimbursements for materials and outside labor for the fit-up of stores, were $16,000 and $103,000, respectively. For the nine months ended September 30, 2009 and 2008, reimbursements for materials and outside labor for the fit-up of stores, were $89,000 and $247,000, respectively.
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
     In connection with retail locations, the Company enters into various operating lease agreements, with escalating rental payments. The effects of variable rent disbursements have been expensed on a straight-line basis over the life of the lease. As of September 30, 2009 and December 31, 2008, there was approximately $328,000 and $233,000, respectively, of deferred rent recorded in accrued expenses and other current liabilities.
Contingencies
     From time to time, the Company is exposed to litigation relating to our products and operations. As of September 30, 2009, we were not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material, adverse affect on our financial condition or results of operations.
     The Company has been named as a defendant in litigation brought by one of its customers against the manufacturer of a riding helmet for injuries sustained in an equestrian accident. To the best of our knowledge, the product was designed and manufactured by our vendor to industry standards. The claim against the Company is covered by our insurance, and it vigorously denies liability.
Recent Accounting Pronouncements
     Business Combinations. In December 2007, the Financial Accounting Standards Board (“FASB”) issued new guidance on business combinations. This guidance establishes principles and requirements for how the Company: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The business combinations guidance also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the business combination guidance on January 1, 2009 and will only impact the Company if any acquisitions are completed subsequently.
     In April 2009, the FASB issued guidance relating to accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This pronouncement requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, as determined in accordance with the fair value measurements guidance, if the acquisition-date fair value can be reasonably estimated. If the acquisition-date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized in accordance with the accounting guidance for contingencies. This pronouncement became effective for the Company as of January 1, 2009, and the provisions of the pronouncement are applied prospectively to business combinations with an acquisition date on or after the date the guidance became effective. The adoption of this pronouncement did not have a material impact on the Company’s financial position or results of operations.
     Consolidation — Noncontrolling Interests. In December 2007, the FASB issued guidance on noncontrolling interests which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (formerly known as minority interest) and for the deconsolidation of a subsidiary. This guidance clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This guidance also requires presentation on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest, resulting in an increase to consolidated net income. This guidance requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted this statement as of January 1, 2009, and it had no impact on the Company’s financial conditions, results of operations or cash flows.
     Derivatives and Hedging. In March 2008, the FASB issued new disclosure requirements for derivative instruments and hedging activities. The new disclosure requirements will provide users of financial statements with an enhanced understanding of: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. This statement applies to all entities and all derivative instruments. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this guidance on January 1, 2009 and it did not impact the Company’s results of operations, cash flows or financial position.
     In June 2008, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) which clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception to derivative accounting. The Company adopted this guidance as of January 1, 2009 and it did not have a material impact on the Company’s consolidated financial statements.
     Intangible Assets. In April 2008, the FASB issued guidance on determining the useful life of intangible assets. The intent of the guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This guidance requires an entity to disclose information for a recognized intangible asset that enables users of the financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.
     Subsequent Events. In May 2009, the FASB issued guidance on subsequent events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is based on the same principles as currently exist in auditing standards and was issued by the FASB to include accounting guidance that originated as auditing standards into the body of authoritative literature issued by the FASB. The standard addresses the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted this guidance during the quarterly period ended June 30, 2009. For the quarter ended September 30, 2009, the Company evaluated subsequent events through November 5, 2009, which was the date the accompanying financial statements were available to be issued.

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
     In the third quarter of 2009, the Company continued to benefit financially from the ongoing implementation of management’s cost reduction program. These measures helped to mitigate the continuing adverse impacts of the current global recession and hesitant consumer confidence, which have resulted in a contraction in specialty retail consumer spending over the past twelve to fifteen months. As a result, the Company had developed several short-term strategies to maintain or expand market share, reduce operating costs and reduce capital expenditures. As previously reported, in order to manage our way through these uncertain times, our retail expansion has been slowed, and we will be extremely opportunistic in negotiating leases for the balance of 2009 and 2010.
Consolidated Performance and Trends
     The Company reported net income in the third quarter of 2009 of $272,000 or $0.05 per diluted share, compared to net income of $174,000 or $0.03 per diluted share for the corresponding period in 2008.
     The third quarter of 2009 results reflect our continuing efforts to execute our growth strategy in the retail market channel where revenues increased 12.4% to $6.7 million in the quarter. This trend of increased revenue in the retail market channel may be slowed or eroded by continued delays in the execution of our new store expansion strategy, constraints in available capital, and interim declines in consumer demand at our retail stores impacted by the current global financial and credit crisis. We respond to fluctuations in revenues primarily by delaying the opening of new stores, adjusting marketing efforts and operations to support our retail stores and manage costs, as well as continuing to focus on our proprietary store optimization modeling to determine the rate and location of new store openings. Our direct market channel revenues decreased 9.3%, to $11.9 million in the third quarter of 2009, due to a combination of factors, including lower unit volumes attributable to the significant consumer spending slowdown in the overall economy. We respond to fluctuations in our direct customers’ response by adjusting the quantities of catalogs mailed and other marketing and customer-related strategies and tactics in order to maximize revenues and manage costs. The reversal of these trends of decreased direct revenue and delays in our new store growth plan is dependent upon the response of our customers to these and evolving market conditions.
     In this time of economic uncertainty, it is very difficult to accurately predict economic trends; however, as changing market conditions become clear, we will adapt our strategies to address these new conditions.

Single Reporting Segment
     The Company operates and manages its business as one operating segment utilizing a multi-channel distribution strategy.
Results of Operations
     The following table sets forth our unaudited results of operations as a percentage of revenues for the periods shown (1):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of revenues	63.3	63.2	63.8	64.1
Gross profit	36.7	36.8	36.2	35.9
Selling, general and administrative expenses	31.6	33.3	34.0	33.9
Income from operations	5.0	3.5	2.2	2.0
Interest expense, financing and other related costs, net	1.9	1.7	1.8	1.7
Other investment loss, net	(0.1)	(0.1)	—	(0.1)
Income before income tax provision	3.1	1.7	0.3	0.2
Provision for income taxes	1.6	0.8	0.3	0.1
Net income	1.5	0.9	—	0.1

(1)	Certain of these amounts may not properly sum due to rounding
The following table presents certain selected unaudited operating data (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Revenues, net — direct	$11,864	$13,077	$36,042	$40,661
Revenues, net — retail stores	6,681	5,945	18,014	15,956

Revenues, net — total	$18,545	$19,022	$54,056	$56,617

Other operating data:
Number of retail stores (1)	13	11	13	11
Capital expenditures	105	390	386	887
Gross profit margin	36.7%	36.8%	36.2%	35.9%
Adjusted EBITDA(2)	1,159	895	1,899	1,838
Adjusted EBITDA margin(2)	6.2%	4.7%	3.5%	3.2%

(1)	Includes twelve Dover-branded stores and one Smith Brothers store; the September 30, 2009 store count includes the Alpharetta, GA Dover-branded store opened in Q4 2008, and the North Kingstown, RI Dover-branded store opened in Q1 2009.

(2)	When we use the term “Adjusted EBITDA”, we are referring to net income minus interest income and other income plus interest expense, income taxes, non-cash stock-based compensation, non-cash goodwill impairment charge, depreciation, amortization and other investment income, net. We present Adjusted EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

Adjusted EBITDA has some limitations as an analytical tool and you should not consider it in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities or any other measure calculated in accordance with U.S. generally accepted accounting principles. Some of the limitations are:
•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or capital commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the impact of an impairment charge that might be taken, when future results are not achieved as planned, in respect of goodwill resulting from any premium the Company might pay in the future in connection with potential acquisitions;

•	Adjusted EBITDA does not reflect the interest expense or cash requirements necessary to service interest or principal payments on our debt, or to pay related finance charges;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•	although stock-based compensation is a non-cash charge, additional stock options might be granted in the future, which might have a future dilutive effect on earnings and EPS; and

•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
The following table reconciles Adjusted EBITDA to net income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Net income	$272	$174	$21	$65
Depreciation	181	190	580	575
Amortization of intangible assets	2	2	5	23
Stock-based compensation	44	38	135	115
Interest expense, financing and other related costs, net	346	317	996	966
Other investment loss, net	20	20	1	18
Provision for income taxes	294	154	161	76

Adjusted EBITDA	$1,159	$895	$1,899	$1,838

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008
Revenues
     Our total revenues were $18.5 million for the three months ended September 30, 2009, down from $19.0 million for the corresponding period in 2008, a decrease of $0.5 million or 2.5%. Revenues in our direct market channel were $11.9 million, a decrease of $1.2 million, or 9.3 % from the corresponding period in 2008. Revenues in our retail market channel increased $0.7 million, or 12.4%, to $6.7 million. The decrease in our direct market channel was due to lower unit volumes attributable to the continuing consumer slowdown in the overall economy and fewer catalogs mailed. The increase in revenues from our retail market channel was due primarily to the opening of new stores in 2008 and 2009 and resulting increases in retail revenues. Same store sales performance reflected a decrease of 2.3% over prior year, attributable to the continuing economic recession.

Gross Profit
     Gross profit for the three months ended September 30, 2009 decreased 2.7% to $6.8 million, from $7.0 million for the corresponding period in 2008. Gross profit, as a percentage of revenues, for the three months ended September 30, 2009 was 36.7% compared to 36.8% for the corresponding period in 2008. The decrease in gross profit of $0.2 million was attributable to lower revenues in our direct market channel. The decrease in gross profit as a percentage of revenues was attributable to variations in our overall product mix.
Selling, General and Administrative
     Selling, general and administrative expenses were reduced 7.2% for the three months ended September 30, 2009 to $5.9 million, from the $6.3 million for the corresponding period in 2008; a savings of $0.4 million. As a percentage of revenues, SG&A expenses decreased to 31.6% of revenues, from 33.3% of revenues for the corresponding period in 2008. Significant cost reductions in marketing, catalog and professional fees offset planned increases in facility costs in support of retail market channel revenue growth.
Interest Expense
     Interest expense, including amortization of deferred financing costs attributed to our subordinated debt and revolving credit facility and a warrant modification charge, remained constant for the three months ended September 30, 2009 and 2008 at $0.3 million.
Income Tax Provision
     The provision for income taxes was $0.3 million for the three months ended September 30, 2009, reflecting an estimated tax provision of 52.0%, compared to $0.2 million for the corresponding period in 2008, reflecting an estimated tax provision of 47.1%. The effective tax provision for the year to date periods were recorded based upon management’s best estimates of the estimated effective rates for the entire respective years, and are adjusted each quarter. The increased estimated rate is attributable to increased state tax rates and liabilities.
Net Income
     The net income for the third quarter of 2009 increased to $272,000, compared to $174,000 in the third quarter of 2008. This increase in the net income of $98,000 was due primarily to increased revenues from our retail sales channel, improved margins, as well as strategic cost reductions in marketing, and catalog costs. The resulting quarterly income per diluted share increased to $0.05 in the third quarter of 2009 compared to $0.03 per diluted share for the corresponding period in 2008.
Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008
Revenues
     Our total revenues were $54.1 million for the nine months ended September 30, 2009, down from $56.6 million for the corresponding period in 2008, a decrease of $2.5 million or 4.5%. Revenues in our direct market channel were $36.0 million, a decrease of $4.6 million, or 11.4 % from the corresponding period in 2008. Revenues in our retail market channel increased $2.1 million, or 12.9%, to $18.0 million. The decrease in our direct market channel was due to lower unit volumes attributable to the continuing consumer slowdown in the overall economy and fewer catalogs mailed. The increase in revenues from our retail market channel was due primarily to the opening of new stores in 2008 and 2009 and resulting increases in retail revenues. Same store sales decreased 4.3% over prior year, attributable to the continuing economic recession.
Gross Profit
     Gross profit for the nine months ended September 30, 2009 decreased 3.8% to $19.5 million, from $20.3 million for the corresponding period in 2008. Gross profit, as a percentage of revenues, for the nine months ended September 30, 2009 was 36.2% compared to 35.9% for the corresponding period in 2008. The decrease in gross profit of $0.8 million was attributable to lower revenues in our direct market channel. The increase in gross profit as a percentage of revenues was attributable to variations in our overall product mix.

Selling, General and Administrative
     Selling, general and administrative expenses were reduced $0.8 million for the nine months ended September 30, 2009 to $18.4 million compared to $19.2 million for the corresponding period in 2008; a savings of 4.3%. As a percentage of revenues, SG&A expenses increased to 34.0% of revenues, from 33.9% of revenues for the corresponding period in 2008. Cost reductions in marketing, catalog costs, labor and professional fees offset planned increases in facility costs in support of retail market channel revenue growth.
Interest Expense
     Interest expense, including amortization of deferred financing costs attributed to our subordinated debt and revolving credit facility and a warrant modification charge, remained constant for the nine months ended September 30, 2009 and 2008 at $1.0 million.
Income Tax Provision
     The provision for income taxes was $0.2 million for the nine months ended September 30, 2009, reflecting an estimated tax provision of 88.2%, compared to $0.07 million for the corresponding period in 2008, reflecting an estimated tax provision of 54.0%. The effective tax provision for the year to date periods were recorded based upon management’s best estimates of the estimated effective rates for the entire respective years, and are adjusted each quarter. The increased estimated rate is attributable to increased state tax rates and liabilities.
Net Income
     The net income for the nine months ended September 30, 2009 was $21,000, compared to $65,000 for the corresponding period in 2008. This decrease in the net income was due primarily to reduced revenues attributable to soft consumer demand. The resulting income per diluted share decreased to $0.00 for the nine months ended September 30, 2009 as compared to income per diluted share of $0.01 for the corresponding period in 2008.
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
Liquidity and Capital Resources
     For the nine months ended September 30, 2009, we decreased our cash by $4,000. While pursuing our growth strategy, with one new store opening, cash was utilized for new store inventory and capital expenditures. The Company’s results from operations , including net income and carefully planned reductions in inventories, generated cash flows of $1.5 million, which were utilized to reduce borrowings under our revolving credit facility. The Company is in compliance with all covenants under both credit facilities. When necessary, we plan in the future to seek additional financing from banks, or through public offerings or private placements of debt or equity securities, strategic relationships, or other arrangements. In the event we fail to meet our financial covenants with our banks, we may not have access through our line of credit to sufficient working capital to pursue our growth strategy, or if our covenant non-compliance triggers a default, our loans may be called requiring the repayment of all amounts on our loans.

Operating Activities
     Cash provided by our operating activities for the nine months ended September 30, 2009 was $1.5 million compared to $2.0 million utilized in the corresponding period in 2008. For the nine months ended September 30, 2009, cash outflows consisted and increase in accounts payable of $0.1 million, reductions in accrued expenses, other current liabilities and income taxes payable of $0.3 million, and decreases in prepaid catalogs and other current assets of $0.2 million. Cash inflows included reductions in accounts receivable and inventories. The results of operations consisted of the net loss, non-cash expenses of depreciation, amortization, non-cash interest and other expenses of $1.0 million. For the nine months ended September 30, 2008, cash outflows consisted primarily of seasonal increases in inventories of $1.0 million, prepaid catalogs and other current assets of $0.8 million, as well as reductions in accrued expenses, other current liabilities and income taxes payable of $1.6 million, offset by decreased receivables of $0.5 million, non-cash expenses of $0.9 million and the net income of $0.07 million.
Investing Activities
     Cash utilized in our investing activities was $0.4 million for the nine months ended September 30, 2009 compared to $1.0 million for the corresponding period in 2008. For both periods, investing activities consisted primarily of retail store build-out and equipment costs. Increases in investment activities, pending improvement in the current economic uncertainty, can be expected in future periods to outfit our new retail stores.
Financing Activities
     Net cash utilized in our financing activities was $1.1 million for the nine months ended September 30, 2009, compared to $3.0 million provided in the corresponding period in 2008. For the nine months ended September 30, 2009, we utilized cash from our operating activities to reduce our net borrowings by $1.0 million under our revolving credit facility. For the nine months ended September 30, 2008, we funded our seasonal operating and investing activities with net borrowings of $3.1 million under our revolving credit facility.
Revolving Credit Facility
     On March 27, 2009, the Company amended its senior revolving credit facility with RBS Citizens Bank N.A. to adjust various covenant levels for fiscal year 2009, due to the on-going impact of the economic recession. In addition, the maximum amount to be borrowed was reduced from $18,000,000 to $14,000,000 in 2009, through June 2010, and will then reduce to $13,000,000 on June 30, 2010. As of September 30, 2009, the revolving credit facility borrowing limit was $14,000,000, subject to certain covenants, and the amount outstanding under the credit facility was $7,300,000 at the net revolver rate of 3.76%, and the unused amount available was $6,700,000. Borrowings are secured by substantially all of the Company’s assets. Under the terms of this credit facility, the Company is subject to various covenants. At September 30, 2009, the Company was in compliance with all of its covenants under the credit facility.
Senior Subordinated Notes Payable and Warrants
     In December 2007, the Company entered into a subordinated loan agreement with BCA Mezzanine Fund, LP, Cephas Capital Partners, LP, and SEED Ventures, LP (jointly, the “Subordinated Holders”), which provided for the issuance of a senior subordinated note payable, which is due in full on December 11, 2012, for aggregate proceeds of $5,000,000. The note is subordinated in right of payment to existing and future senior debt ranks equal in right of payment with any future senior subordinated debt and is senior in right of payment to any future subordinated debt. Interest accrues at an annual rate of 14%, of which 12% is payable quarterly in arrears on the fifth business day of the following month. The remaining 2% per annum is deferrable, and if deferred, shall be compounded annually and due in full on December 11, 2012. As of September 30, 2009, the Company had deferred $194,833 of interest since inception. Prepayment on the principal amount due under the note may voluntarily be made at any time, plus accrued and unpaid interest and a prepayment fee of 5% of the prepaid amount if paid prior to the first anniversary, 4% if paid prior to the second anniversary, 3% if paid prior to the third anniversary, and 0% if paid after December 11, 2010. As of September 30, 2009, the balance of the subordinated notes was $5,000,000. Under the terms of this senior subordinated credit facility, the Company is subject to various covenants. On March 27, 2009, the Company amended the subordinated loan agreement to adjust various covenant levels for fiscal year 2009, due to the on-going impact of the economic recession. At September 30, 2009, the Company was in compliance with all of its covenants under the credit facility.

     Simultaneously with the issuance of this note, we issued warrants to the Subordinated Holders, exercisable at any time after December 11, 2007, for an initial 118,170 shares of our common stock at an initial exercise price of $3.96 per share. The number of shares to be received for the warrants, upon exercise, is subject to change in the event of additional equity dividend issuances and/or stock splits. In September 2009, the Company modified certain terms of the warrants and reduced the exercise price to $2.75 per share. A charge of $36,000 was recognized in conjunction with the warrant modification.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     At September 30, 2009, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended December 31, 2008. More detailed information concerning market risk can be found in Item 7A under the sub-caption “Quantitative and Qualitative Disclosures about Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 47 of our Annual Report on Form 10-K for the year ended December 31, 2008.
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
Interest Rate Sensitivity
     We had cash and cash equivalents totaling $444,000 at September 30, 2009. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We intend to maintain our portfolio of cash equivalents, including money market funds and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. As of September 30, 2009, all of our investments were held in money market funds and certificates of deposits.
     Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments, primarily certain borrowings under our revolving credit facility. The advances under this revolving credit facility bear a variable rate of interest determined as a function of the prime rate and the published LIBOR rate at the time of the borrowing. If interest rates were to increase by two percent, the additional interest expense as of September 30, 2009 would be approximately $146,000 annually. At September 30, 2009, $7,300,000 was outstanding under our revolving credit facility.
Item 4. Controls and Procedures.
     Not Applicable.
Item 4T. Controls and Procedures.
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
     Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     We maintain certain internal controls over financial reporting that are appropriate, in management’s judgment with similar cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     From time to time, we are exposed to litigation relating to our products and operations. Except as described below, we are not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material, adverse affect on our financial condition or results of operations.
     The Company has been named as a defendant in litigation brought by one of its customers against the manufacturer of a riding helmet for injuries sustained in an equestrian accident. To the best of our knowledge, the product was designed and manufactured by our vendor to industry standards. The claim against the Company is covered by our insurance, and it vigorously denies liability.
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
     The global economy is currently experiencing a significant contraction, with an almost unprecedented lack of availability of business and consumer credit. This current decrease and any future decrease in economic activity in the United States or in other regions of the world in which we do business could adversely affect our financial condition and results of operations. Continued and potentially increased volatility, instability and economic weakness and a resulting decrease in discretionary consumer and business spending may result in a reduction in our revenues and adversely affect compliance with our loan covenants. We currently cannot predict the extent to which our revenues may be impacted. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays and discontinuances, a lack of new products, inventory challenges, and less favorable trade credit terms.
A decline in discretionary consumer spending and related externalities could reduce our revenues.
     Our revenues depend to a degree on discretionary consumer spending, which may decrease due to a variety of factors beyond our control. These include unfavorable general business, financial and economic conditions, increases in interest rates, increases in inflation, stock market uncertainty, war, terrorism, fears of war or terrorism, increases in consumer debt levels and decreases in the availability of consumer credit, adverse or unseasonable weather conditions, adverse changes in applicable laws and regulations, increases in taxation, adverse unemployment trends and other factors that adversely influence consumer confidence and spending. Any one of these factors could result in adverse fluctuations in our revenues generally and adversely affect compliance with our loan covenants. Our revenues also depend on the extent to which discretionary consumer spending is directed towards recreational activities generally and equestrian activities and products in particular. Reductions in the amounts of discretionary spending directed to such activities would reduce our revenues. Our customers’ purchases of discretionary items, including our products, may decline during periods when disposable income is lower, or periods of actual or perceived unfavorable economic conditions. If this occurs, our revenues would decline, which may have a material adverse effect on our business.
Material changes in cash flow, debt levels, and our financial results may adversely affect our growth and credit facilities, require the immediate repayment of all our loans, and limit the ability to open new stores.
     During seasonal and cyclical changes in our revenue levels, to fund our retail growth strategy, and to fund increases in our direct business, we make use of our credit facilities, which are subject to EBITDA, total debt and related covenants. In the last fiscal quarter of fiscal year 2008 and in the first quarter of fiscal quarter of 2009, prior to loan amendment, we would have failed to comply with one or more of these covenants. If we are out of compliance with our covenants at the end of a fiscal period, it may adversely affect our growth prospects, require the consent of our lenders to open new stores, or in the worst case, trigger default and require the repayments of all amounts then outstanding on our loans. In the event of our insolvency, liquidation, dissolution or reorganization, the lenders under our revolving credit facility would be entitled to payment in full from our assets before distributions, if any, were made to our stockholders. In order to execute our retail store expansion strategy, we may need to borrow additional funds, raise additional equity financing or finance our planned expansion from profits. We may also need to raise additional capital in the future to respond to competitive pressures or unanticipated financial requirements. We may not be able to obtain additional financing, including the extension or refinancing of our revolving credit facility, on commercially reasonable terms or at all. A failure to obtain additional financing or an inability to obtain financing on acceptable terms could require us to incur indebtedness at high rates of interest or with substantial restrictive covenants, including prohibitions on payment of dividends. We may obtain additional financing by issuing equity securities that will dilute the ownership interests of existing shareholders. If we are unable to obtain additional financing, we may be forced to scale back operations or be unable to address opportunities for expansion or enhancement of our operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The Company did not issue or sell any equity securities in the three months ended September 30, 2009.
Item 3. Defaults Upon Senior Securities.
     There were no defaults on the Company’s senior securities in the three months ended September 30, 2009.
Item 4. Submission of Matters to a Vote of Security Holders.
     There were no matters submitted to a vote of security holders in the three months ended September 30, 2009.
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
     In September 2009, the Company modified certain terms of the warrants and reduced the exercise price to $2.75 per share. A charge of $36,000 was recognized in conjunction with the warrant modification. These warrant modifications were determined to be in the best interests of the Company, following review by the Audit Committee and approval of the Board of Directors, with Mr. Mulligan abstaining in both cases.

Item 6. Exhibits.
Exhibit List

Number	Description

*4.11	Amended and Restated Specimen Common Stock Purchase Warrant

*31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

*31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

‡32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

‡	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOVER SADDLERY, INC.
Dated: November 13, 2009	By:	/s/ Michael W. Bruns
Michael W. Bruns, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Description

*4.11	Amended and Restated Specimen Common Stock Purchase Warrant

*31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

*31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

‡32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

†	Furnished herewith.