Form 10-K
period 2009-12-31
DOVER SADDLERY INC
filed 2010-03-31
CIK 1071625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51624
Dover Saddlery, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3438294
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
525 Great Road, Littleton, MA	01460
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:
(978) 952-8062
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☐     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of the close of the last business day of the registrant’s most recently completed second fiscal quarter was $6,719,127.

Shares outstanding of the Registrant’s common stock at March 22, 2010: 5,263,975

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement for the Annual Meeting of Stockholders of Dover Saddlery, Inc. to be held on May 5, 2010 which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009, are incorporated by reference in Part III of this Form 10-K.

DOVER SADDLERY, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2009

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

Our management team is highly experienced in both the direct and retail channels with an average of more than 30 years of equestrian experience. Since Stephen Day acquired an ownership interest in Dover and joined as our President and Chief Executive Officer, he and the rest of the management team have grown annual revenues from $15.6 million to $76.0 million from 1998 through 2009. Prior to joining Dover, Mr. Day was responsible for building the only other national English-style equestrian products direct marketing and retail company, State Line Tack.

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

Through our subsidiaries, as of December 31, 2009, we operated twelve retail stores under the Dover Saddlery brand and one retail store under the Smith Brothers brand. We have identified additional market locations throughout the U.S., which we believe are attractive for our planned retail store expansion and can allow us to capitalize on the highly fragmented nature of the retail equestrian products market and to take advantage of our strong brand name recognition. These additional locations have been identified using our proprietary mathematical store-optimization model, which selects the locations nationwide with the strongest potential and optimizes distances between stores to enhance revenue potential. Our initial targets are based on an optimization model of 50 locations, each utilizing one of three different store formats, depending on the location and revenue potential of the area. We believe that our proprietary mathematical store-optimization model assists us in locating potential retail sites and gives us a competitive advantage in finding optimal new store locations.

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

In 2007, we opened or converted four stores under the Dover brand. In 2008, we opened two stores under the Dover brand, and in 2009, we opened one store under the Dover brand. As of

December 31, 2009, we operated twelve stores under the Dover Saddlery brand and one store under the Smith Brothers brand.

Competitive Strengths

We believe that we are uniquely positioned in the equestrian tack, specialized apparel and horse care and stable products industry to grow through our multi-market channel strategy. We believe that we have numerous competitive strengths, including:

Experienced Management with a Track Record of Growth and Profitability:  We were founded in 1975 and have over 30 years of operating history. Stephen Day joined Dover after successfully building and growing another equestrian products catalog and retailer, State Line Tack. Our management team has extensive experience in direct marketing and retail as well as an average of more than 30 years of equestrian experience. Since Stephen Day became President and Chief Executive Officer in 1998, we have grown annual revenues from $15.6 million to $76.0 million.

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

Leading Equestrian Products Retailer of Quality Tack:  With $76.0 million in 2009 revenues from our two market channels, we believe we hold the largest market share among premium equestrian products retailers for equestrian tack and specialized equestrian apparel. The Dover Saddlery catalog is known by many customers as a leading source for English-style equestrian products and the Smith Brothers catalog is becoming a strong force in the Western-style riding market.

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

Successful Multi-Market Channel Strategy:  Our multi-market channel strategy of using direct and retail market channels has enabled us to capture customer data, achieve operational synergies, provide a seamless and convenient shopping experience for our customers, cross-market our products and reinforce our brand across channels. Through our sophisticated customer database, we have observed that multi-market channel customers have bought, on average, nearly three times more products per year than single-channel customers. To date, we have successfully executed on our strategy with the addition of eleven new stores bringing our Dover branded retail store count to twelve and adding a single Smith Brothers branded retail store.

Excellent Customer Service:  Our Company-wide focus on exceptional customer service is integral to our success. We promote a culture of prompt, knowledgeable and courteous service and strive for a consistent customer experience across both channels of purchase. Over 90% of our customer service and sales representatives are horse enthusiasts. Additionally, our representatives receive ongoing product training from merchandise suppliers and internal product specialists. We also have a policy of offering customers a 100% satisfaction guarantee. We believe that our well-trained, knowledgeable staff and our historical ability to fill approximately 96% of the items ordered within an average of 1.6 business days in 2009 from our in-stock inventory are some of the reasons why we have had historically low return rates and high repeat customer rates.

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

Our large inventory has allowed us to ship approximately 96% of the items ordered within an average of 1.6 business days in 2009. We are also able to ship any product we offer to our retail stores on a rapid replenishment basis, effectively increasing our retail store inventory to match the assortment and depth of that of our Littleton, MA warehouse. This provides our customers with the ability to walk into any of our retail stores and access our entire product offering. Competitors who maintain only one or even a few stores are unable to match the breadth, depth and ready availability of our $15.3 million in total inventory.

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

Open Dover Saddlery Retail Stores in Targeted Locations:  As of December 31, 2009, we operated twelve Dover Saddlery branded stores targeted at the English-style riding segment, and one Smith Brothers branded store targeted at the Western-style riding segment. The equestrian products market is estimated at $5.7 billion, yet no national, equestrian products specialty retail chains exist and there are only a limited number of small, regional, multi-unit English equestrian products retailers. We have identified 50 locations throughout the U.S., which we believe are attractive for our retail store expansion and will allow us to capitalize on the highly fragmented nature of the retail equestrian products market and our strong brand name recognition. These locations have been identified using our proprietary mathematical store-optimization model, which selects the locations nationwide with the strongest potential and optimizes distances between stores to enhance revenue potential. The model optimizes distances between stores with concentrations of current customers and recalibrates when actual stores are targeted and added. Our marketing efforts have provided detailed customer data regarding location and sales performance that has given us the ability to plan and perform extensive site analysis. Our initial targets are based on an optimization model of 50 locations, each utilizing one of three different store formats, depending on the location and revenue potential of the area. We believe that our proprietary mathematical store-optimization model, which assists us in locating retail sites, will continue to give us a competitive advantage in finding attractive locations.

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

2009 Accomplishments

In pursuit of our goals as the largest equestrian retailer of quality tack and specialty riding apparel, we accomplished the following in 2009:

•	We opened one Dover branded retail location in North Kingstown, RI

•	We continue to enhance and expand the Dover Saddlery product offering

•	We implemented strong cost controls to enhance earnings

•	We strategically reduced inventory while meeting optimal in-stock availability for our customers

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

According to American Sports Data, over 5.6% of the U.S. population, or 16.8 million people, ride horses with an average of 21.7 participating days per year, which exceeds participation in other popular outdoor sports, such as downhill skiing at 4.6% and 6.3 days and mountain biking at 2% and 18.1 days. There are many indicators that point to the continued growth of the equestrian products industry. A study by NFO Research indicated that 10% of U.S. households are involved in riding, an additional 5% were involved at one time and 18% would like to become involved. There has also been an increase in nationally televised programming of equestrian sports. NBC now broadcasts the International 3-day event from Lexington, KY (called Rolex) each year and in 2010, will be showing over 16 hours of events from the World Equestrian Games. The World Equestrian Games will be held for the first time in the United States in September 2010.

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

The Internet is a key driver of targeting customers in our direct market channel. Industry research estimates that online sales in the U.S. reached $134.9 billion in 2009. This was an increase of 2.0% from 2008. As the price of personal computing declines and Americans become more technologically savvy, many are choosing to browse and buy over the Internet. Moreover, an increasing number of Internet users are turning to broadband service that allows faster, more convenient access to online shopping.

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

Based on research of other similar multi-market channel concepts, we believe that, when mature, the natural channel balance of a multi-channel retailer tends to stabilize with 60% to 80% of the sales coming from the retail market channel. This retail purchasing preference on the part of consumers is even more pronounced in the equestrian industry. Research by Frank N. Magid Associates, Inc. indicates that 80% of tack customers shop at retail stores. Since we currently have just under 32.6% of our total revenues coming from retail stores, we believe that there is significant opportunity to continue to develop our multi-market channel strategy and pursue our targeted retail store expansion. See “Retail Store Operations and Expansion”.

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

Direct Market Channel

Since we mailed our first catalog in 1982, we have grown our direct market channel to include two separate catalogs and three e-commerce websites. As we implement our plan to expand our retail stores, we expect our retail market channel to stimulate even greater demand for our products, and eventually outstrip the demand from our direct market channel. However, the direct market channel will continue to be the core component of our brand identity and the driving force behind the customer data utilized to promote each of our market channels.

Our direct market channel generated approximately $51.0 million in revenues in 2009 or 67.4% of our total Company revenues. Our proprietary database contains over two million names. We expect this database to continue to grow as we open additional retail locations.

Catalog

We mail our catalogs to individuals who have made purchases during the past five years. We also mail catalogs to new prospects obtained through our proprietary database of names we have compiled through sponsorships, trade associations, subscriber lists for equestrian publications, grassroots name gathering efforts, and outside rented lists.

We currently maintain two primary catalogs. The Dover Saddlery catalog caters to the mid to high-end English-style equestrian products customer. The Smith Brothers catalog is aimed at the Western-style equestrian products customer.

Catalogs are sent regularly throughout the year to a carefully selected circulation list. We develop annually four distinct Dover Saddlery catalogs and variations of Smith Brothers catalogs, including a large annual catalog for each line.

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

Smith Brothers

The annual catalog for Smith Brothers is positioned as the “Premier Catalog for the Western Horseman”, and it is one of the more comprehensive offerings in the Western-style equestrian products market. We offer one general edition and targeted editions of the Smith Brothers annual catalog.

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

Retail Store Operations and Expansion

As of December 31, 2009, we operated twelve stores under the Dover Saddlery brand and one store under the Smith Brothers brand. We intend to expand our retail store operations going forward, primarily under the Dover Saddlery brand as the economy improves. However, we plan to be very opportunistic in 2010 and only open additional stores if the real estate costs are exceptionally attractive. We expect a substantial reduction in retail store leasing costs and the availability of high quality real estate to improve dramatically in 2010. We, therefore, will be focusing on our site selection efforts and lease negotiations in 2010.

Retail Store Locations

Dover Saddlery

New England

Plaistow, NH
Wellesley, MA
North Kingstown, RI

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

A 9,000 to 12,000 square foot ‘A Store’ model assumes an average initial net investment of approximately $1.4 million, including approximately $110,000 of pre-opening costs and $800,000 of inventory. As of December 31, 2009, we had four A stores.

A 4,000 to 6,000 square foot ‘B Store’ model assumes an initial investment of approximately $0.9 million, including approximately $80,000 in pre-opening expenses and $550,000 in inventory, and is projected to generate approximately the same level of sales per square foot as the A Store model. As of December 31, 2009, we had six B stores.

A ‘C Store’ model is currently in development and will be targeted to be a smaller footprint of approximately 3,000 square feet, filling in key markets as appropriate. As of December 31, 2009, we had two C stores.

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

Other branding and advertising vehicles we employ include running print ads in local newspapers and trade magazines, sponsoring equestrian events and issuing press releases for major new product offerings. We also offer a Dover Saddlery branded credit card that allows our frequent customers to accumulate reward points that can be redeemed for discounts toward future purchases.

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

Inventory

An additional way that we differentiate ourselves from our competition is through our breadth and depth of inventory. We believe our inventory is deeper than our competitors’, with $15.3 million in on-hand inventory as of December 31, 2009. With our extensive inventory position and rapid fulfillment capability, we have historically been able to fill approximately 96% of the items ordered within an average of 1.6 business days in 2009. Based on our inventory management systems, continuous monitoring of the products we carry and the fact that we carry very few fashion products, we have historically had very little obsolete inventory. Despite the high level of inventory we have historically maintained, our goal is to turn warehouse inventory four times per year and we historically have had no material inventory write-downs.

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

Seasonality

We experience seasonal fluctuations in our revenues and operating results. Due to buying patterns around the holiday season and a general slowdown during the later part of the summer months, our revenues are traditionally higher in the fourth quarter. In fiscal 2009, we generated 29.1% of our annual revenues during the fourth quarter.

Employees

At December 31, 2009 we had 520 employees; approximately 199 were employed full time. None of our employees are represented by a labor union or are parties to a collective bargaining agreement. We have not experienced any work stoppages and consider our relationship with our employees to be good.

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

Our cost savings initiatives may have a negative impact on our market share in the short run.

During 2009, through our cost-cutting efforts, we reduced operating expenses. Much of these savings have been achieved through decreased marketing expenditures and reductions in labor hours. We believe these measures were necessary and appropriate to maintain the health of our business in response to current economic conditions. However, our cost-cutting measures may also have some negative effect on our market share in the short run.

Current economic conditions and the global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

Throughout most of 2009, the global economy has experienced a significant contraction, with an almost unprecedented lack of availability of business and consumer credit. It is not clear when a sustained economic recovery will begin. The recent historical decrease and any future decrease in economic activity in the United States or in other regions of the world in which we do business could adversely affect our financial condition and results of operations. Continued and potentially increased volatility, instability and economic weakness and a resulting decrease in discretionary consumer and business spending may result in a reduction in our revenues. We currently cannot predict the extent to which our revenues may be impacted. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays and discontinuances, a lack of new products, inventory challenges, and less favorable trade credit terms.

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

During seasonal and cyclical changes in our revenue levels, to fund our retail growth strategy, and to fund increases in our direct business, we make use of our credit facilities, which are subject to EBITDA, total debt and related covenants. In the last fiscal quarter of fiscal year 2008 and in the first quarter of fiscal 2009, prior to loan amendment, we would have failed to comply with one or more of these covenants. Subsequent to completion of our loan amendment, we were in compliance with all covenants associated with our revolving credit facility for the year ended December 31, 2009. If we are out of compliance with our covenants at the end of a fiscal period, it may adversely affect our growth prospects, require the consent of our lenders to open new stores, or in the worst case, trigger default and require the repayments of all amounts then outstanding on our loans. In the event of our insolvency, liquidation, dissolution or reorganization, the lenders under our revolving credit facility would be entitled to payment in full from our assets before distributions, if any, were made to our stockholders.

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

We compete in a highly competitive marketplace with a variety of retailers, dealers and distributors. The equestrian products market is highly fragmented with approximately 10,000 retail store locations nationwide. Many of these are small businesses that have a loyal customer base that compete very effectively in their local markets. We plan to apply our historic disciplines to confront the significant competition that we face in each of our local markets. We may, therefore, not be able to generate sufficient sales to support our new retail store locations. There are also a significant number of sporting goods stores, mass merchandisers and other better funded companies that could decide to enter into or expand their equestrian products offerings. Liquidating inventory sales by our former competitors may cause us temporarily to lose business and perhaps even to lose customers. In addition, if our continuing competitors reduce their prices, we may have to reduce our prices in order to compete. Our cost cutting measures in fiscal 2009 may also have some negative effect on our market share in the short run. We may be forced to increase our advertising or mail a greater number of catalogs in order to generate the same or even lower level of sales. Any one of these competitive factors could adversely affect our revenues and profitability. It is possible that increased competition or improved performance by our competitors may reduce our market share, may reduce our profit margin, and may adversely affect our business and financial performance in other ways.

If the economic recession continues or we cannot successfully execute our planned retail store expansion, our growth and profitability would be adversely impacted.

As of December 31, 2009, we had thirteen retail stores. In response to the recent economic recession, we placed on hold our plan to rapidly increase the number of retail stores. A significant percentage of our projected future growth had been expected to be generated from these new locations. If we experience continued delays in opening new stores, fail to select appropriate sites, encounter problems in opening new locations, or have trouble achieving anticipated sales volume in new locations, our growth and profitability will be adversely impacted. Furthermore, any one or more of the new stores we intend to open may not be profitable, in which event our operating results may suffer.

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

An important part of our business plan had been to increase our number of stores and enter new geographic markets. In light of the recent economic recession, the Company has placed that plan on hold. Since the IPO, we had opened five new stores through December 31, 2009 and remodeled, expanded and converted four stores from the Dominion Saddlery acquisition. In the future, when the economy begins to rebound, we plan to open additional stores. For our growth strategy to be successful, we must identify and lease or buy favorable store sites, hire and train associates and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully, and may also be restricted by covenants and conditions in our loan agreements. If we are unable to open new stores as quickly as planned, our future sales and profits could be materially adversely affected. Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Also, our expansion strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas.

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

When our shareholders sell substantial amounts of our common stock, the market price of our common stock could fall. A reduction in ownership by our controlling shareholders or any other large shareholders could cause the market price of our common stock to fall. Similarly, the market may disfavor the adoption of Rule 10b5-1 trading plans by one or more of the Company’s Officers or Directors, perceiving that such a plan represents a decline in management’s confidence about the Company’s prospects or that the parameters for and trading under a Rule 10b5-1 sales plan could cause downward pressure on the stock price. In addition, the average daily trading volume in our stock is relatively low. The lack of trading activity in our stock may lead to greater fluctuations in our stock price. Low trading volume may also make it difficult for shareholders to make transactions in a timely fashion. The three year decline in the general trading range of the price of our common stock together with the cyclical retail sector with which we are grouped, could reduce interest in our Company and thus, continue to deflate demand for purchasing shares of our common stock.

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

The efficient operation of our business is dependent on our information technology systems and our point of sale, or POS, systems. Our information technology systems are located in Littleton, MA, and our POS systems are located in each retail store. These systems, which our employees use to process transactions, respond to customer inquiries, manage inventory, purchase, sell and ship goods on a timely basis, and maintain cost-effective operations, are subject to damage from natural disasters, power failures, hardware and software failures, security breaches, network failures, computer viruses and operator negligence. The failure of our information technology systems and our POS systems to perform as designed, even if temporary, could adversely affect inventory levels, shipments to customers and customer service. Any such event would have a material adverse effect on our operating results.

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

We experience seasonal fluctuations in our revenues and operating results. We typically realize a higher portion of our revenues and operating results during the fourth quarter. As a result of this seasonality, we believe that quarter to quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Our operating results have fluctuated from quarter to quarter in the past, and we expect that they will continue to do so in the future. Our earnings may not continue to grow at rates similar to the growth rates achieved in recent years and may fall short of either a prior fiscal period or investors’ expectations. Factors that could cause these quarterly fluctuations include the following: the extent to which sales in new stores result in the loss of sales in existing stores; our direct market, accrual or pre-opening store expenses in one or more new store locations, resulting in higher operating expenses without a corresponding increase in revenues; the transaction costs and goodwill associated with acquisitions; the impairment of such goodwill and the adverse effect on our profitability in the event that future performance does not occur as planned; the mix of products sold; pricing actions of competitors; the levels of, and response rates and delays to, advertising and promotional expenses; and seasonality, primarily because the sales and profitability of our stores are typically slightly lower in the first and second quarters of the fiscal year than in other quarters. Most of our operating expenses, such as rent expense, advertising expense and employee salaries, do not vary directly with the amount of sales and are difficult to adjust in the short-term. As a result, if sales in a particular quarter are below expectations for that quarter, we may not proportionately reduce operating expenses for that quarter, and, therefore, this sales shortfall would have a disproportionately negative effect on our net income for the quarter.

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

We have historically granted options to employees as a significant part of our overall compensation package. As of December 31, 2009, our employees and non-employee directors held vested options in the aggregate to acquire 433,829 shares of common stock, all of which were exercisable at a weighted average exercise price of $5.91 per share. As previously reported, in December 2009, our CEO purchased for cash 76,937 shares of the Company’s common stock through exercise of an incentive stock option at $2.14 per share. To the extent that option holders exercise other vested outstanding options to purchase common stock, there may be further dilution. Future grants of stock-based compensation to employees may also result in dilution. We may raise additional funds through future sales of our common stock. Any such financing may result in additional dilution to our shareholders.

In addition to causing dilution, stock option grants increase compensation expense and may negatively impact our stock price.

Pursuant to current accounting rules, the Company has been required to take a current charge, beginning in the fourth quarter of fiscal 2005, for compensation expense associated with our grant of stock options. For the year ended December 31, 2009, we recognized $179,000 of non-cash, stock-based compensation expense. This charge has the effect of decreasing our net income and earnings per share, which may negatively impact our stock price. To the extent the Company makes future grants of stock-based compensation to employees, this charge will increase.

If we cannot continue to successfully generate demand from our direct market channel, it would negatively impact our growth and profitability.

Revenues from our direct market channel generated 67.4% of our revenues in 2009, and we expect such demand to continue to generate a majority of our revenues for at least the next several years. Our success depends on our ability to market, advertise and sell our products effectively through our various catalogs and Internet sites. We believe that the success of our direct market channel depends on:

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

In response to the recent economic recession, the Company has placed on hold its plan to rapidly increase the number of retail stores. When the economy begins to rebound, we expect to re-launch that plan. However, our strategy to increase the number of retail store locations is based on finding optimal locations where demand for equestrian products is high. When we open a retail store in an area that has a high concentration of our existing customers, we expect that such customers will purchase products in the retail location as well as through our catalogs and websites, ultimately increasing their total purchases as multi-market channel customers. Demand from our direct market channel in the geographic area surrounding our Hockessin, DE store declined 4% in the first year of such store’s operation. In the future, in areas where we open retail stores, the customers located within the area of such store may not spend more than they would have from the catalog and websites and therefore there may be a shift in demand from our direct market channel to our retail market channel. In such case, we may incur significant costs associated with opening a store, shipping product to that store and mailing catalogs while not generating incremental revenue.

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

We rely on merchandise suppliers to supply our products in saleable condition, in sufficient quantities, at competitive prices and in a timely manner. We also rely on them to extend favorable sales terms for the purchase of their products. In 2009, our single largest merchandise supplier accounted for less than 11% of our sales. Our current merchandise suppliers may not be able to accommodate our anticipated product or credit needs in a timely manner or at all. Their business may be adversely affected by the current economic recession, which may curtail part or all of the products we procure from them. If we are unable to acquire suitable merchandise in a timely manner, obtain favorable credit terms, or lose one or more key merchandise suppliers, we may not be able to offer products that are important to our merchandise assortment, which would have a material adverse effect on our business. While we believe our merchandise supplier relationships are satisfactory, we have no contractual arrangements providing for continued supply or credit terms from our key merchandise suppliers and our merchandise suppliers may discontinue selling to us at any time or may raise the cost of merchandise and we may be unable to pass such price increases along to our customers.

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

Our current revolving credit facility is due in full on January 31, 2011, and its borrowing limit is scheduled for reduction to $13,000,000 on June 30, 2010, both of which conditions may limit our ability to finance the opening of all of our planned additional stores over the next several years. In order to satisfy our revolving credit facility when due and to execute our retail store expansion strategy, we may need to borrow additional funds, raise additional equity financing or finance our planned expansion from profits, but such borrowings or new financings might be limited by the covenants and other terms in other loan agreements. We may also need to raise additional capital in the future to respond to competitive pressures or unanticipated financial requirements. We may not be able to obtain additional financing, including the extension or refinancing of our revolving credit facility, on commercially reasonable terms or at all. A failure to obtain additional financing or an inability to obtain financing on acceptable terms could require us to incur indebtedness at high rates of interest or with substantial restrictive covenants, including prohibitions on payment of dividends.

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

A significant component of our marketing strategy involves the use of direct marketing to generate sales, from both our direct and retail market channels. Future growth and profitability will depend in part on the effectiveness and efficiency of our marketing expenditures, including our ability to:

•	create greater awareness of our products and brand name;

•	determine the appropriate creative message and media mix for future marketing expenditures;

•	effectively manage marketing costs, including creative and media, to maintain acceptable costs per inquiry, costs per order and operating margins; and re-growth of revenue when the economy rebounds; and

•	convert inquiries into actual orders.

Our marketing expenditures may not result in increased sales or generate sufficient levels of product and brand name awareness and we may not be able to maintain market share in the short run or manage such marketing expenditures on a cost effective basis.

Item 1B.	Unresolved Staff Comments.

To the best of the Company’s knowledge, there are no unresolved staff comments as of December 31, 2009.

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

As of December 31, 2009, we leased approximately 97,000 square feet of space for our thirteen retail stores located in Massachusetts (1), Virginia (3), New Hampshire (1), Maryland (2), Delaware (1), Texas (2), New Jersey (1), Georgia (1) and Rhode Island (1).

Item 3.	Legal Proceedings.

From time to time, the Company is exposed to litigation relating to our products and operations. Except as described below, we the Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material, adverse affect on our financial condition or results of operations.

The Company had been named as a defendant in litigation brought by one of its customers against the manufacturer of a riding helmet for injuries sustained in an equestrian accident. To the best of the Company’s knowledge, the product was designed and manufactured by the vendor to industry standards. During 2009, the claim against Dover was settled and fully covered by the Company’s insurance.

Item 4.	[Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information.

Our common stock trades on The NASDAQ Stock Market LLC under the symbol “DOVR”. As of March 8, 2010, the record date for our 2009 Annual Meeting of Stockholders, the number of holders of record of our common stock was 29 and the approximate number of beneficial owners was 705.

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock for each full quarterly period within the two most recent fiscal years, as reported on the NASDAQ Stock Market LLC:

	High	Low

Fiscal Year Ended December 31, 2009
First Quarter	$2.30	$1.25
Second Quarter	2.98	1.40
Third Quarter	2.29	1.52
Fourth Quarter	$2.50	$2.01
Fiscal Year Ended December 31, 2008
First Quarter	$5.93	$3.20
Second Quarter	4.79	3.25
Third Quarter	3.92	2.40
Fourth Quarter	$2.53	$1.13

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

The issuance of securities described above was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4 (2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering. The recipient of securities in that transaction represented his intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in that transaction. The sales of these securities was made without general solicitation or advertising.

For history of the Company’s debt and equity financing activity prior to January 1, 2008, see Part II, Item 5 of the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2007, as filed with the SEC on April 2, 2008.

Issuer Purchases of Equity Securities

During the fiscal quarter ended December 31, 2009, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers” of shares of our common stock.

Item 6.	Selected Financial Data

Not Applicable to Smaller Reporting Company

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The recession of 2009 was a difficult operating environment for our industry as a result of numerous external factors that led to all time historical lows in consumer confidence which resulted in a contraction in specialty retail consumer spending. In 2009, our three-year investment in our retail expansion generated a 12.3% increase in retail market channel revenues, to partially offset the economic drop in direct channel revenues., resulting in $76.2 million in revenues. Our aggressive cost controls throughout the Company, and carefully managed utilization of marketing resources, generated an Adjusted EBITDA* of $4.1 million, an increase of 23.5% over the 2008 results. The resulting net income was $904,000, or $0.17 per diluted share. The Company utilized the resulting strong operating cash flow to reduce our revolving line of credit by $5.3 million, strengthen our balance sheet, and place the Company in a strategic position for growth as the retail economy begins to improve.

The Company developed several short-term strategies to maintain or expand market share, reduce operating costs and reduce capital expenditures. In order to manage our way through these uncertain times, our retail expansion has been strategically slowed, and we will be extremely opportunistic in negotiating existing and potentially new leases. Management believes retail space lease costs should show a total decline by 20% to 30% over the last quarter of 2009 and the first half of 2010. On a 10,000 square foot location, this is likely to lower the lease cost by approximately $5.00 per square foot, or $50,000 annually resulting in enhanced store profitability for new stores opened with a lower lease cost.

The Company believes that the following strategic actions, initiated in 2009 and continuing into 2010, will allow it to successfully weather the present negative macroeconomic conditions and generate positive growth in sales and earnings as consumer confidence is restored and the economy turns around. These are:

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

Consolidated Performance and Trends

The Company reported net income for the year ended December 31, 2009 of $904,000 or $0.17 per diluted share This is compared to a net loss of ($13.8) million or ($2.68) per diluted share

*  We reference Adjusted EBITDA in this Overview because we consider it an important supplemental measure of our performance; indeed, the Company ties its executive and employee bonus pools directly to this measure. Also, we believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Its definition and limitations are set forth in this section under “Results of Operations”, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Item 7 of this Annual Report on Form 10-K.

for the corresponding period in 2008, which included a non-cash, non-tax deductible goodwill impairment charge of $14.3 million triggered by declines in the Company’s market capitalization.

The 2009 results reflect our continuing efforts to execute our growth strategy in the retail market channel, where revenues increased 12.3% to $24.9 million for the year ended 2009. This trend of increased revenue may be slowed or eroded by delays in the execution of our new store expansion strategy and interim declines in consumer demand at our retail stores implicated by a slow or non-existent recovery from the recent global financial and credit crisis. We respond to fluctuations in revenues primarily by delaying the opening of new stores, adjusting marketing efforts and operations to support our retail stores and manage costs, as well as continuing to focus on our proprietary store optimization modeling to determine the rate and location of new store openings. Our direct market channel revenues decreased 8.1%, to $51.3 million for the year ended December 31, 2009, due to a combination of factors, including lower unit volumes attributable to the significant consumer spending slowdown in the overall economy and fewer catalogs mailed. We respond to fluctuations in our direct customers’ response by adjusting the quantities of catalogs mailed and other marketing and customer-related strategies and tactics in order to maximize revenues and manage costs. The reversal of these trends of decreased direct revenue and delays in our new store growth plan is dependent upon the response of our customers to these market conditions.

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

In 2009, approximately 67.4% of our revenues generated by our direct market channel, and 32.6% generated by our thirteen retail stores, which increased from the 28.4% of retail sales in 2008, due primarily gains achieved from our retail rollout plan. All revenues are recorded net of product returns.

The Company defines our same store sales to include sales from all stores open for a full fifteen months following a grand opening, or conversion to a Dover branded store.

Revenues from our product sales are seasonal. In addition, our revenues can be affected by the timing of our catalog mailings. In 2009, 29.1% of our revenues were generated in the fourth quarter.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of:

•	advertising, marketing and other brand-building costs, primarily associated with developing, printing and distributing our catalogs and internet advertising;

•	labor and related costs for order processing, and salaries and related costs for marketing, creative and executive personnel;

•	labor and occupancy costs to operate our retail stores;

•	infrastructure costs and information system costs;

•	credit card processing fees;

•	occupancy and other overhead costs;

•	store pre-opening costs;

•	public company, professional fees and other legal, accounting and related costs;

•	non-cash, stock-based compensation; and

As our long-term strategy will continue to focus on increasing our market penetration and continuing to build brand awareness, we anticipate that selling, general and administrative expenses will continue to increase in absolute dollars for the foreseeable future. Total selling, general and administrative costs as a percentage of our revenues are not likely to decrease in the foreseeable future as we intend to continue to take advantage of our market-leading position in the equestrian industry by building on the Dover Saddlery and Smith Brothers brands. We also expect our general and administrative expenses will remain high due to our operations as a public company.

Fiscal Periods

Our fiscal year ends on December 31 and our fiscal quarters end on March 31, June 30, September 30 and December 31.

Results of Operations

The following table sets forth results of operations for the periods shown (dollars in thousands):

	2009	2008

Revenues, net — direct	$51,345	$55,843
Revenues, net — retail stores	24,859	22,138

Revenues, net — total	76,204	77,981
Cost of revenues	47,351	49,319

Gross profit	28,853	28,662
Selling, general and administrative expenses	25,702	26,299
Goodwill impairment charge(1)	—	14,267

Income (loss) from operations	3,151	(11,904)
Interest expense, financing and other related costs, net	1,310	1,287
Other investment loss	44	96

Income (loss) before income tax provision	1,797	(13,287)
Provision for income taxes	893	562

Net income (loss)	$904	$(13,849)

Other Operating Data:
Number of retail stores(2)	13	12
Capital expenditures	426	1,123
Cash flows (used in) provided by operating activities	5,634	(386)
Cash flows (used in) investing activities	(269)	(1,212)
Cash flows(used in) provided by financing activities	(5,082)	1,737
Gross profit margin	37.9%	36.8%
Adjusted EBITDA(3)	4,105	3,323
Adjusted EBITDA margin(3)	5.4%	4.3%

(1)	Includes a non-cash, non-tax deductible goodwill impairment charge of approximately $14,267, triggered by declines in the Company’s market capitalization.

(2)	Includes twelve Dover branded stores and one Smith Brothers branded store; the December 31, 2009 store count includes the Kingstown, RI Dover-branded store opened in Q1 2009, the Branchburg, NJ Dover branded store opened in Q2 2008 and the Alpharetta, GA Dover branded store opened in Q4 2008.

(3)	When we use the term “Adjusted EBITDA”, we are referring to net income minus interest income and other income plus interest expense, income taxes, non-cash stock-based compensation, non-cash goodwill impairment charge, depreciation, amortization and other investment loss. We present Adjusted EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

Adjusted EBITDA has some limitations as an analytical tool and you should not consider it in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities or any other measure calculated in accordance with U.S. generally accepted accounting principles. Some of the limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or capital commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the impact of an impairment charge that might be taken, when future results are not achieved as planned, in respect of goodwill resulting from any premium that the Company might pay in the future in connection with potential acquisitions;

•	Adjusted EBITDA does not reflect the interest expense or cash requirements necessary to service interest or principal payments on our debt;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•	although stock-based compensation is a non-cash charge, stock options previously awarded, together with additional stock options that might be granted in the future, might have a future dilutive effect on earnings and EPS;

•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table reconciles net income (loss) to Adjusted EBITDA (in thousands):

	Year Ended December 31
	2009	2008

Net income (loss)	$904	$(13,849)
Depreciation	769	777
Amortization of intangible assets	6	24
Stock-based compensation	179	159
Goodwill impairment charge	—	14,267
Interest expense, financing and other related costs, net	1,310	1,287
Other investment loss	44	96
Provision for income taxes	893	562

Adjusted EBITDA	$4,105	$3,323

The following table sets forth our results of operations as a percentage of revenues for the periods shown:

	Year Ended December 31,
	2009	2008

Revenues, net — direct	67.4%	71.6%
Revenues, net — retail stores	32.6	28.4
Revenues, net — total	100.0	100.0
Cost of revenues	62.1	63.2
Gross profit	37.9	36.8
Selling, general and administrative expenses	33.7	33.7
Goodwill impairment charge	—	18.3
Income (loss) from operations	4.1	(15.3)
Interest expense, financing and other related costs, net	1.7	1.7
Other investment loss	(0.1)	(0.1)
Income (loss) before income tax provision	2.4	(17.0)
Provision for income taxes	1.2	0.7
Net income (loss)	1.2%	(17.8)%

(1)	Certain of these amounts may not sum properly due to rounding.

Comparison of Years Ended December 31, 2009 and 2008

Revenues

Our total revenues were $76.2 million for the year ended December 31, 2009, down from $78.0 million for the corresponding period in 2008, a decrease of $1.8 million or 2.3%. Revenues in our direct market channel were $51.3 million, a decrease of $4.5 million, or 8.1% from the corresponding period in 2008. Revenues in our retail market channel increased $2.8 million, or 12.3%, to $24.9 million. The decrease in our direct market channel was due to lower unit volumes attributable to the continuing consumer slowdown in the overall economy in the first three quarters of the year and fewer catalogs mailed. The increase in revenues from our retail market channel was due primarily to the opening of new stores in 2008 and 2009 and resulting increases in retail revenues. Same store sales decreased 2.3% over prior year, attributable to the continuing economic recession in the first three quarters.

Gross Profit

Gross profit for the year ended December 31, 2009 increased 0.7% to $28.9 million, from $28.7 million for the corresponding period in 2008. Gross profit, as a percentage of revenues, for the year ended December 31, 2009 was 37.9% compared to 36.8% for the corresponding period in 2008. The increase in gross profit of $0.2 million was attributable to increased revenues in our retail market channel and variations in our overall product mix. The increase in gross profit as a percentage of revenues was attributable to variations in our overall product mix.

Selling, General and Administrative

Selling, general and administrative expenses were reduced $0.6 million for year ended December 31, 2009 to $25.7 million compared to $26.3 million for the corresponding period in 2008; a savings of 2.3%. As a percentage of revenues, SG&A expenses remained constant at 33.7% for the years ended December 31, 2009 and 2008, respectively. Cost reductions in marketing, catalog costs and professional fees offset planned increases in facility costs in support of retail market channel revenue growth.

Goodwill Impairment Charge

We test our goodwill annually for impairment, in connection with the preparation of our financial statements. At December 31, 2009, no test was required, as there was no goodwill. As of December 31, 2008, we performed the initial step of our impairment evaluation by comparing the fair market value of our single reporting unit, as determined using market capitalization, to its carrying value. Since the carrying value exceeded the fair value, the second step of the impairment evaluation was performed to calculate the value of the impairment in accordance with GAAP. The result was a non-cash goodwill impairment charge of $14.3 million, the entire amount of the goodwill carrying value. This charge was recorded with no corresponding tax benefit. The primary reason for the goodwill impairment charge was the reduction in our market capitalization. This is a non-cash charge which does not by itself impact the Company’s cash flow, future earning power or ability to serve its customers.

Interest Expense

Interest expense, including amortization of deferred financing costs attributed to our subordinated debt and revolving credit facility, remained constant for the years ended December 31, 2009 and 2008 at $1.3 million.

Income Tax Provision

The provision for income taxes was $0.9 million for the year ended December 31, 2009, reflecting an effective tax rate of 49.7%, as compared to a provision of $0.6 million for the corresponding period in 2008. The increase of $0.3 million was primarily attributable to the increase in taxable income. The 2009 rate is attributable to increased state tax rates and liabilities. The 2008 rate is attributable to the inability to deduct, for tax purposes, the non-cash goodwill impairment charge.

Net Income (Loss)

The net income for the year ended December 31, 2009 was $904,000, compared to a loss of ($13.8) million for the corresponding period in 2008. This net income improvement was due primarily to increased income from operations attributable to improved gross profit and SG&A cost savings, and the non-recurrence of the prior year impairment charge. The prior year net loss was due entirely to the non-cash goodwill impairment charge of $14.3 million. The resulting income per diluted share increased to $0.17 for the year ended December 31, 2009 as compared to loss per diluted share of ($2.68) for the corresponding period in 2008.

On a GAAP basis, the 2008 net loss was ($13.8) million or ($2.68) per diluted share. The ($13.8) million net loss was due primarily to the non-cash, non-deductible goodwill impairment charge of $14.3 million in the fourth quarter. This was a non-cash charge which did not, by itself, impact the Company’s cash flow, future earning power, or ability to service our customers. The non-GAAP net income for 2008 was $418,000 or $0.08 per diluted share. Non-GAAP earnings excluded the non-cash goodwill impairment charge triggered by the decline in the Company’s market capitalization. The full year 2008 performance generated an estimated federal taxable income of $775,000. The GAAP to non-GAAP reconciliation for fiscal 2008, is included in the following tables, “Reconciliation of GAAP Income before Taxes to Estimated Federal Taxable Income.”

Below is a table for clarification showing the non-GAAP net income and earnings per share reconciliation for fiscal 2008. We believe that in a comparison of 2009 vs. 2008 results, these non-GAAP measures supplement our GAAP financial information and provide useful measures for evaluating operating results and trends.

Reconciliation of GAAP Measures and Non-GAAP Measures
In thousands (Unaudited)

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

Reconciliation of GAAP Income Before Taxes to Estimated Federal Taxable Income
(In thousands) (Unaudited)

Year Ended
Dec. 31, 2008

Loss before taxes (GAAP)	$(13,287)
Permanent differences	14,446
State taxes (tax)	(143)
Timing differences	(241)

Estimated federal taxable income	$775

Non-GAAP Financial Measures and Information

From time to time, in addition to financial results determined in accordance with generally accepted accounting principles in the United States (“GAAP”), the Company provides financial information determined by methods other than in accordance with GAAP. The Company’s management uses these non-GAAP measures in its analysis of the Company’s performance and ongoing operations. For example, the Board of Directors has a long-standing policy to use Adjusted EBITDA (defined in “Results of Operations” of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Item 7 of our Annual Report on Form 10-K) in determining the availability and amounts of bonus awards for the Company’s senior management and key employees. These non-GAAP measures are referred to as “Non-GAAP Adjusted EBITDA”, “Non-GAAP Net Income” and “Non-GAAP Earnings Per Share”, all of which reflect adjustments for the goodwill impairment charge. Estimated federal taxable income is the amount we report on our federal income tax return as income on which we pay federal taxes. The Company believes that these non-GAAP operating measures supplement our GAAP financial information and provide useful information to investors for evaluating the Company’s operating results, and trends that may be affecting the Company’s business, as they allow investors to more readily compare our operations to prior financial results, and our future performance. These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

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

Liquidity and Capital Resources

For the year ended December 31 2009, we increased our cash by $0.3 million. In the challenging economic recession of 2009, we temporarily slowed our retail store expansion and aggressively managed our inventories to maintain optimal in stock positions while reducing overall inventories by $2.0 million. The resulting strong cash flow from operations of $5.6 million was utilized to pay down our revolving credit facility. We plan in the future to obtain additional financing from banks, or through public offerings or private placements of debt or equity securities, strategic relationships, or other arrangements. In the event we fail to meet our financial covenants with our lenders, we may not have access through our line of credit to sufficient working capital to manage our fixed and variable obligations or pursue our growth strategy, or if our covenant non-compliance triggers a default, our loans may be called requiring the repayment of all amounts on our loans.

Operating Activities

Cash provided by our operating activities for year ended December 31, 2009 was $5.6 million compared to cash utilized of $0.4 million for the corresponding period in 2008. The results of operations, consisting of net income of $0.9 million as well as non-cash expenses of depreciation, amortization, non-cash interest and other expenses, generated $2.0 million of cash. Cash inflows consisted primarily of a planned reductions in inventory of $2.0 million, prepaid catalog and other current assets of $0.7 million as well as increases in accounts payable and accrued expenses, other current liabilities and income taxes payable of $0.1 million and $0.8 million, respectively. Cash utilized in our operating activities for year ended December 31, 2008 was $0.4 million. The results of operations, consisting of the net loss adjusted for the non-cash goodwill impairment charge of $14.3 million, as well as non-cash expenses of depreciation, amortization, non-cash interest and other expenses, generated $1.9 million of cash. Cash outflows consisted primarily of a planned reduction in vendor accounts payable of $1.1 million in a challenging economic environment. Cash of $0.6 million was also utilized for inventory expansion for two new stores, prepaid catalogs and other current assets of $0.3 million, as well as reductions in accrued expenses, other current liabilities and income taxes payable of $0.6 million, offset by decreased receivables of $0.3 million.

Investing Activities

Cash utilized in our investing activities was $0.3 million for the year ended December 31, 2009 compared to $1.2 million for the corresponding period in 2008. For the years ended December 31, 2009 and 2008, investing activities consisted primarily of retail store build-out and equipment costs.

Financing Activities

Net cash used in our financing activities was $5.1 million for the year ended December 31, 2009. We reduced our revolving credit facility by $5.3 million, which was offset by the change in outstanding checks of $0.2 million and proceeds from exercising stock options of $0.2 million for the year ended December 31, 2009. For the year ended December 31, 2008, net cash provided by our financing activities was $1.7 million. We funded our operating and investing activities with net borrowings of $2.0 million under our revolving credit facility.

Revolving Credit Facility

On December 11, 2007, the Company entered into a new senior revolving credit facility with RBS Citizens Bank N.A., under which it can borrow up to $18,000,000, including $2,000,000 for letters of credit. Interest accrues at a variable rate based on either prime rate or published LIBOR rates. On March 27, 2009, the Company amended the senior revolving credit facility to adjust various covenant levels for the year the fiscal year 2009, due to the on-going impact of the economic recession. In addition, the maximum amount to be borrowed was reduced from $18,000,000 to $14,000,000 in 2009, through June 2010, and will then reduce to $13,000,000 on June 30, 2010.

The credit facility expires on January 31, 2011, at which time all advances will be immediately due and payable. As of December 31, 2009, the revolving credit facility borrowing limit was $14,000,000, subject to certain covenants, and the amount outstanding under the credit facility was $3,000,000 at the net revolver rate of 3.18% . The unused amount available was $11,000,000. Borrowings are secured by substantially all of the Company’s assets. Under the terms of this credit facility, the Company is subject to various covenants. At December 31, 2009, the Company was in compliance with all of its covenants under the credit facility.

Senior Subordinated Notes Payable and Warrants

On December 11, 2007, the Company entered into a subordinated loan agreement with BCA Mezzanine Fund, LP, Cephas Capital Partners, LP, and SEED Ventures, LP (jointly, the “Subordinated Holders”), which provided for the issuance of a senior subordinated note payable, which is due in full on December 11, 2012, for aggregate proceeds of $5,000,000. The note is subordinated in right of payment to existing and future senior debt, ranks equal in right of payment with any future senior subordinated debt and is senior in right of payment to any future subordinated debt. Interest accrues at an annual rate of 14%, of which 12% is payable quarterly in arrears on the fifth business day of the following month. The remaining 2% per annum is deferrable, and if deferred, shall be compounded annually and due in full on December 11, 2012. As of December 31, 2009, the Company had deferred

$249,793 of interest. Prepayment on the principal amount due under the note may voluntarily be made at any time, plus accrued and unpaid interest and a prepayment fee of 3% if paid after December 11, 2009 and prior to the third anniversary of December 11, 2010, and 0% if paid after December 11, 2010. Under the terms of this senior subordinated credit facility, the Company is subject to various covenants. As of December 31, 2009, the balance of the subordinated notes was $5.0 million, and the Company was in compliance with all of its covenants under the credit facility. On March 27, 2009, the Company amended the subordinated loan agreement to adjust various covenant levels for the fiscal year 2009, due to the on-going impact of the economic recession. The Company anticipates compliance with all original covenants for the next four quarters.

Simultaneously with the issuance of this note, we issued warrants to the Subordinated Holders, exercisable at any time after December 11, 2007, for an initial 118,170 shares of our common stock at an initial exercise price of $3.96 per share. The number of shares to be received for the warrants, upon exercise, was subject to change in the event of additional equity issuances and/or stock splits. In September of 2009, with the prior approval of the Board, the Company modified certain terms of the warrants and reduced the exercise price to $2.75 per share. A charge of $36,000 was recognized in conjunction with the warrant modification and is included in interest expense.

Working Capital and Capital Expenditure Needs

We believe our existing cash, cash equivalents, expected cash to be provided by our operating activities, and funds available through our revolving credit facility will be sufficient to meet our currently planned working capital and capital expenditure needs over at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the addition of new retail stores, the acquisition of new capabilities or technologies and the continuing market acceptance of our products. To the extent that existing cash, cash equivalents, cash from operations and cash from our revolving credit facility under the conditions and covenants of our credit facilities are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, businesses, services or technologies which we anticipate would require us to seek additional equity or debt financing, we may enter into these types of arrangements in the future. There is no assurance that additional funds would be available on terms favorable to us or at all. Funds from our revolving credit facility may not be available if we fail to meet the financial covenants contained in the loan agreements with our lenders. At December 31, 2009, the Company was in compliance with all of its covenants under the credit facility.

Off-Balance Sheet Arrangement

As of December 31, 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.

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

Revenue Recognition

Revenues are recognized when payment is reasonably assured, the product is shipped and title and risk of loss have transferred to the customer. For direct merchandise sales, this occurs when product is delivered to the common carrier at the Company’s warehouse. For retail sales, this occurs at the point of sale. For the periods presented, merchandise returns have been consistent; resulting in period-end reserves of $793,000 and $757,000 for the years ended December 31, 2009 and 2008 respectively. We do not anticipate changes to the future trends of our merchandise returns.

Shipping and handling fees charged to the customer are recognized at the time the products are shipped to the customer and are included in net revenues. Shipping costs are included in cost of goods sold.

Inventory Valuation

Inventory consists of finished goods in the Company’s mail-order warehouse and retail stores. The Company’s inventory is stated at the lower of cost, with cost determined by the first-in, first-out (FIFO) method, or net realizable value. The Company maintains a reserve for excess and obsolete inventory. This reserve was $95,000 for the years ended December 31, 2009 and 2008. The Company continuously monitors the salability of its inventories to ensure adequate valuation of the related merchandise. Inventory valuation charges have remained consistent throughout each period presented. We do not foresee any change to this trend which currently recognizes annual valuation charges below that of the period end reserve balances.

Advertising Costs and Catalog Expenses

The costs of direct-response advertising materials, primarily catalog production and distribution costs, are deferred. These costs are recognized over the period of expected future revenue, which is less than one year. Advertising costs not related to our direct response catalogs and marketing activities are expensed as incurred.

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

The Company has reviewed its tax positions to determine whether the positions are more likely than not to be sustained upon examination by regulatory authorities. If a tax position meets the more-likely-than-not standard, then the related tax benefit is measured based on a cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement or disposition of the underlying issue. At December 31 2009, the Company recorded a liability of $30,000 for unrecognized tax benefits, and at December 31, 2008, the Company had no liability recorded.

Stock-based Compensation

The Company accounts for share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the income statement based on their fair values. Refer to Note 7 for further discussion of stock-based compensation recognized for periods presented.

Impairment of Long-lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to discounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We do not believe that any of our long-lived assets, other than goodwill, were impaired as of December 31, 2009 and 2008.

Goodwill is reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying amount of a reporting unit exceeds its estimated fair value, goodwill is evaluated for potential impairment. Management has determined there is a single reporting unit, the Company as a whole. We performed our annual test of impairment of goodwill as of December 31, 2008, in connection with the preparation of our financial statements presented in that Annual Report. We determined that impairment of the entire recorded amount of goodwill had occurred, as the carrying value of the reporting unit exceeded its fair value. Accordingly, we recorded a goodwill impairment charge of approximately $14,267,000 in the 2008 Statement of Operations, with no tax benefit.

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

Consolidation — Variable Interest Entities.  In June 2009, the FASB issued a standard which changes the way entities account for special purpose entities. This guidance changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.

The pending content requires a number of new disclosures. This guidance is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for the Company, and is not expected to have a significant impact on the Company’s consolidated financial statements. Early application is prohibited.

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

Interest Rate Sensitivity

We had cash and cash equivalents totaling $0.7 million at December 31, 2009. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We intend to maintain our portfolio of cash equivalents, including money market funds and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. As of December 31, 2009, all of our investments were held in money market funds and certificates of deposit.

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments, primarily certain borrowings under our revolving credit facility. The advances under this revolving credit facility bear a variable rate of interest determined as a function of the prime rate and the published LIBOR rate at the time of the borrowing. If interest rates were to increase by one percent, the additional interest expense as of December 31, 2009 would be approximately $30,000 annually. At December 31, 2009, $3.0 million was outstanding under our revolving credit facility.

Item 8.	Financial Statements and Supplementary Data.

We have elected as a smaller reporting company not to furnish certain quarterly financial data and other supplementary data.

DOVER SADDLERY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Dover Saddlery, Inc.

We have audited the accompanying consolidated balance sheets of Dover Saddlery, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dover Saddlery, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Caturano and Company, P.C.

Boston, Massachusetts

March 22, 2010

DOVER SADDLERY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$731,880	$448,213
Accounts receivable	827,231	833,368
Inventory	15,300,982	17,329,883
Prepaid catalog costs	1,163,934	1,673,375
Prepaid expenses and other current assets	780,424	996,737

Total current assets	18,804,451	21,281,576
Furniture and fixtures	1,198,906	1,130,708
Office and other equipment	2,024,384	1,953,374
Leasehold improvements	4,849,764	4,454,270

Total property and equipment	8,073,054	7,538,352
Less accumulated depreciation and amortization	(4,707,743)	(3,939,441)

Net property and equipment	3,365,311	3,598,911

Other assets:
Deferred income taxes	708,600	582,900
Intangibles and other assets, net	684,051	988,867

Total other assets	1,392,651	1,571,767

Total assets	$23,562,413	$26,452,254

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation and outstanding checks	$676,398	$480,674
Accounts payable	2,305,157	2,168,232
Accrued expenses and other current liabilities	4,083,341	3,639,639
Income taxes payable	350,250	—
Deferred income taxes	21,600	212,200

Total current liabilities	7,436,746	6,500,745
Long-term liabilities:
Revolving line of credit	3,000,000	8,300,000
Subordinated notes payable, net	5,090,927	4,906,571
Capital lease obligation, net of current portion	131,983	125,420

Total long-term liabilities	8,222,910	13,331,991
Stockholders’ equity:
Common Stock, par value $0.0001 per share; 15,000,000 shares authorized; issued 5,263,975 and 5,187,038 as of December 31, 2009 and 2008	526	519
Additional paid in capital	45,180,863	44,801,241
Treasury stock, 795,865 shares at cost	(6,081,986)	(6,081,986)
Accumulated deficit	(31,196,646)	(32,100,256)

Total stockholders’ equity	7,902,757	6,619,518

Total liabilities and stockholders’ equity	$23,562,413	$26,452,254

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2009	2008

Revenues, net	$76,203,716	$77,981,025
Cost of revenues	47,350,698	49,319,477

Gross profit	28,853,018	28,661,548
Selling, general, and administrative	25,701,879	26,299,145
Goodwill impairment charge	—	14,266,525

Income (loss) from operations	3,151,139	(11,904,122)
Interest expense, financing and other related costs, net	1,310,385	1,287,682
Other investment loss	44,374	95,518

Income (loss) before income tax provision	1,796,380	(13,287,322)
Provision for income taxes	892,770	561,900

Net income (loss)	$903,610	$(13,849,222)

Net income (loss) per share
Basic	$0 17	$(2.68)

Diluted	$0.17	$(2.68)

Number of shares used in per share calculation
Basic	5,190,000	5,164,000
Diluted	5,248,000	5,164,000

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Retained
	Common Stock			Treasury Stock		Earnings
	Number of	Par	Additional	Number of	Redemption	(Accumulated
	Shares	Value	Paid in Capital	Shares	Value	Deficit)	Total

Balance at December 31, 2007	5,105,318	$511	$44,262,106	795,865	$(6,081,986)	$(18,251,034)	$19,929,597
Stock based compensation			159,143				159,143
Net loss						(13,849,222)	(13,849,222)
Hobby Horse Investment	81,720	8	379,992				380,000

Balance at December 31, 2008	5,187,038	$519	$44,801,241	795,865	$(6,081,986)	$(32,100,256)	$6,619,518

Stock based compensation			178,983				178,983
Warrant Modification			36,000				36,000
Issuance of Common Stock Upon Exercise of Stock Options	76,937	7	164,639				164,646
Net income						903,610	903,610

Balance at December 31, 2009	5,263,975	$526	$45,180,863	795,865	$(6,081,986)	$(31,196,646)	$7,902,757

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2009	2008

Operating activities:
Net income (loss)	$903,610	$(13,849,222)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	774,554	801,625
Goodwill impairment charge	—	14,266,525
Deferred income taxes	(316,300)	174,000
Loss from investment in affiliate	44,374	95,518
Stock-based compensation	178,983	159,143
Non-cash interest expense	357,068	270,024
Changes in current assets and liabilities:
Accounts receivable	6,137	335,936
Inventory	2,028,901	(561,153)
Prepaid catalog costs and other current assets	725,754	(291,669)
Accounts payable	136,925	(1,145,583)
Accrued expenses, other current liabilities and income taxes payable	793,952	(640,941)

Net cash provided by (used in) operating activities	5,633,958	(385,797)
Investing activities:
Purchases of property and equipment	(426,123)	(1,123,236)
Fees paid in connection with investment in affiliate	—	(33,300)
Change in other assets	157,478	(55,882)

Cash used in investing activities	(268,645)	(1,212,418)
Financing activities:
Borrowings under revolving line of credit	6,300,000	12,829,000
Payments under revolving line of credit	(11,600,000)	(10,829,000)
Payment of commitment fee	(40,000)	—
Change in outstanding checks	215,469	(117,316)
Payments on capital leases	(121,761)	(145,418)
Cash proceeds from exercise of stock options	164,646	—

Net cash (used in) provided by financing activities	(5,081,646)	1,737,266

Net increase in cash and cash equivalents	$283,667	$139,051

Cash and cash equivalents at beginning of period	$448,213	$309,162

Cash and cash equivalents at end of period	$731,880	$448,213

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$953,615	$1,018,800
Income taxes	$791,178	$1,023,415
Supplemental disclosure of non-cash financing activities
Issuance of common stock in connection with investment in affiliate	$—	$380,000
Equipment acquired under capital leases	$108,579	$99,969

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Operations and Organization

Dover Saddlery, Inc., a Delaware corporation (the “Company”), is a leading specialty retailer and the largest direct marketer of equestrian products in the United States. The Company sells products through a multi-market channel strategy, including direct and retail, with stores located in Massachusetts, New Hampshire, Delaware, Texas, Virginia, Maryland, New Jersey, Georgia and Rhode Island. The Company provides a complete line of products, as well as specially developed private label offerings from its direct marketing headquarters, warehouse, and call center facility in Littleton, Massachusetts.

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

The following table presents certain selected operating data from both the direct and retail market channels (dollars in thousands):

	Year Ended December 31
	2009	2008

Revenues, net — direct	$51,345	$55,843
Revenues, net — retail	24,859	22,138

Revenues, net — Total	$76,204	$77,981

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

Shipping and Handling Costs

The Company has classified amounts billed to customers for shipping and handling as revenue, and shipping and handling costs as cost of revenues in the accompanying consolidated statements of operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Outstanding checks, net of cash balances in a single bank account, are classified as outstanding checks as current liabilities.

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

Depreciation and amortization of leasehold improvements and assets recorded under capital leases were approximately $768,000 and $777,000 for the years ended December 31, 2009 and 2008, respectively.

Inventory

Inventory consists of finished goods in the Company’s mail-order warehouse and retail stores. The Company’s inventories are stated at the lower of cost, with cost determined by the first-in, first-out method, or net realizable value. The Company maintains a reserve for excess and obsolete

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

inventory. This reserve as of December 31, 2009 and 2008 was $95,000. The Company continuously monitors the salability of its inventories to ensure adequate valuation of the related merchandise.

Advertising

The costs of direct-response advertising materials, primarily catalog production and distribution, are deferred. These costs are recognized over the period of expected future revenue, which is less than one year. Deferred costs as of December 31, 2009 and 2008 were approximately $1,164,000 and $1,673,000, respectively. The combined marketing and advertising costs charged to selling, general, and administrative expenses for the years ended December 31, 2009 and 2008, were approximately $8,172,000 and $9,458,000, respectively.

Goodwill

Goodwill is reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying amount of a reporting unit exceeded its estimated fair value, goodwill is evaluated for potential impairment.

Management determined, based on the relevant guidance, that there is a single reporting unit, the Company as a whole. At December 31, 2008, in connection with the preparation of its annual financial statements, the Company performed its annual test of impairment of goodwill by comparing the fair market value of its single reporting unit to its carrying value. The Company determined that the carrying value of the reporting unit exceeded the fair value, thus the second step of impairment evaluation was performed to calculate impairment. As a result, a goodwill impairment charge of approximately $14,267,000, the entire amount of the goodwill carrying value, was recorded in the 2008 Consolidated Statements of Operations, with no tax benefit. The primary reason for the impairment charge was the reduction in the Company’s market capitalization.

The following table sets forth the change in the carrying amount of goodwill for the years ended December 31, 2009 and 2008.

	Year Ended December 31
	2009	2008

Balance as of December 31	$—	$14,267,000
Impairment charge	$—	14,267,000

Balance as of December 31	$—	$—

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

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pre-opening Store Expenses

All non-capital costs associated with the opening of new retail stores are expensed as incurred.

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, line of credit advances, and notes payable. The carrying value of cash and cash equivalents, accounts receivable, and accounts payable reflects fair value due to their short-term nature. The carrying value of the line of credit as of December 31, 2009, is not materially different from the fair value of the line of credit. The carrying value of the subordinated notes payable, as of December 31, 2009, is not materially different from the fair value of the notes.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash equivalents and accounts receivable. The Company places its cash and cash equivalents in highly rated financial institutions. The Company maintains cash and cash equivalent balances with financial institutions that occasionally exceed federally insured limits. The Company has not experienced any losses related to these balances, and management believes its credit risk to be minimal. In addition, accounts receivable consists primarily of customer credit card transactions that are fully authorized with payment in transit as of period end and therefore no allowance for doubtful accounts is deemed necessary. For the periods presented, there were no customers that comprised more than 10% of receivables or revenues.

Comprehensive Income (Loss)

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Total comprehensive income (loss) for the years ended December 31, 2009 and 2008 equaled net income (loss) and was approximately $904,000 and ($13,849,000), respectively.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax bases of assets and liabilities and net operating loss and credit carry forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when it is more likely than not that some portion of the deferred tax assets will not be realized.

Net Income (Loss) Per Share

Basic net income (loss) per share is determined by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted net income (loss) per share is determined by dividing net income (loss) by the dilutive weighted average common shares outstanding. The diluted weighted average common shares outstanding includes the potential incremental common shares from the exercise of stock options and warrants using the treasury stock method, if dilutive.

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the number of shares used in the calculation of basic and diluted net income (loss) per share is as follows:

	Year Ended December 31
	2009	2008

Basic weighted average common shares outstanding	5,190,000	5,164,000
Add: Dilutive effect of assumed stock option and warrant exercises	58,000	—

Diluted weighted average commons shares outstanding	5,248,000	5,164,000

In 2009 and 2008, approximately 573,000 and 836,000 options and warrants to acquire common stock were excluded from the diluted weighted average shares calculation as the effect of such options and warrants was anti-dilutive.

Stock-based Compensation

The Company accounts for share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the statement of operations based on their fair values. Refer to Note 7 for further discussion of stock-based compensation recognized for periods presented.

Recent Accounting Pronouncements

Business Combinations.  In December 2007, the Financial Accounting Standards Board (“FASB”) issued new guidance on business combinations. This guidance establishes principles and requirements for how the Company: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The business combinations guidance also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the business combination guidance on January 1, 2009, which will only impact the Company if any acquisitions are completed subsequently.

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

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Consolidation — Variable Interest Entities.  In June 2009, the FASB issued a standard which changes the way entities account for special purpose entities. This guidance changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.

The pending content requires a number of new disclosures. This guidance is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for the Company, and is not expected to have a significant impact on the Company’s consolidated financial statements. Early application is prohibited.

3.	Financing Agreements

Revolving Credit Facility

The Company has secured a $14,000,000 revolving credit facility, of which up to $2,000,000 can be in the form of letters of credit, bears interest at the LIBOR base rate, announced from time to time by the bank, plus an applicable margin determined by the Company’s funded debt ratio. At December 31, 2009, the interest rate was 3.18% (the LIBOR rate of 0.23%, plus the applicable margin of 2.95%). Interest is payable monthly on the last business day of each month. At its option, the Company may have all or a portion of the unpaid principal under the credit facility bear interest at various LIBOR rate, or prime rate options.

The Company is obligated to pay commitment fees of 0.125% per annum on the average daily, unused amount of the line of credit during the preceding quarter. All assets of the Company collateralize the revolving credit facility. Under the terms of the credit facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios, operating cash flows, current asset ratios, and capital expenditures. At December 31, 2009, the Company was in compliance with all of its covenants under the credit facility The revolving line of credit is due in full in January 31, 2011.

At December 31, 2009, the Company had the ability to borrow $14,000,000 on the revolving line of credit, subject to certain covenants, of which $3,000,000 was outstanding, bearing interest at the net revolver rate of 3.18%.

On March 27, 2009, the Company amended the senior revolving credit facility to adjust various covenant levels for the fiscal year 2009, due to the on-going impact of the economic recession. In addition, the maximum amount to be borrowed was reduced from $18,000,000 to $14,000,000, and further reduced to $13,000,000 as of June 30, 2010.

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Subordinated Notes Payable and Warrants

In December 2007, the Company issued $5,000,000 in senior subordinated notes payable. The notes are subordinated in right of payment to existing and future senior debt, rank equal in right of payment with any future senior subordinated debt and are senior in right of payment to any future subordinated debt. Interest accrues at an annual rate of 14%, of which 12% is payable quarterly in arrears. The remaining 2% per annum is deferrable, and if deferred, shall be compounded and due in full along with outstanding principal balance on December 11, 2012. As of December 31, 2009 and 2008, the Company had deferred approximately $250,000 and $120,000, respectively, of interest payments. Prepayment on the principal amount due under the notes may voluntarily be made at any time, plus accrued and unpaid interest and a prepayment fee of 3% if paid after December 11, 2009, and prior to the third anniversary of December 11, 2010, and 0% if paid after December 11, 2010.

In connection with the issuance of the subordinated notes, the Company issued warrants to the note holders, exercisable at any time after December 11, 2007, for an initial 118,170 shares of its common stock at an initial exercise price of $3.96. The number of shares to be received for the warrants , upon exercise, is subject to change in the event of additional equity issuances and/or stock splits. The warrants expire in December 2016. The warrants had an no intrinsic value, and remained outstanding as of December 31, 2009. The warrants were estimated to have a fair value of $272,000, which has been reflected as a discount of the carrying value. The discount is amortized through interest expense over the life of the notes. The warrants were valued using a Black-Scholes calculation with a risk free interest rate of 4.3%, an expected life of 9 years (which reflects the contractual term), a volatility of 43.4% and a dividend yield of 0%. In September 2009, with the prior approval of the Board, the Company modified certain terms of the warrants and reduced the exercise price to $2.75 per share. A charge of $36,000 was recognized in conjunction with the warrant modification included in interest expense.

As of December 31, 2009, the net $5,091,000 subordinated notes, on the consolidated balance sheet, reflect the $5,000,000 face value, plus approximately $250,000 in deferred interest less the remaining unamortized net discount of approximately $159,000. As of December 31, 2008, the net $4,907,000 subordinated notes, on the consolidated balance sheet, reflect the $5,000,000 face value, plus approximately $120,000 in deferred interest less the remaining unamortized net discount of approximately $213,000.

Under the terms of the subordinated note agreements, the Company is subject to certain covenants, including, among others, maximum funded debt ratios, operating cash flows, current asset ratios and capital expenditures. At December 31, 2009, the Company was in compliance with all covenants.

Debt Payments

The estimated aggregate principal payments under our combined financing agreements as of December 31, 2009 for each of the next five fiscal years are as follows:

Principal Debt Payments

2009	$—
2010	$—
2011	$3,000,000
2012	$5,000,000
2013	$—

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Investment in Affiliate

Investments are accounted for using the equity method of accounting if the investment provides the Company the ability to exercise significant influence, but not control, over an investee, as generally deemed to exist if the Company has an ownership interest in the voting stock of the Investee of between 20% and 50%. The Company records its investment in equity method investees meeting these characteristics as an asset, included in Intangibles and Other Assets in the accompanying Consolidated Balance Sheets.

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

The Company acquired 40% of the common stock of HH, a privately owned company. The total acquisition costs included $380,000 in common stock, as well as $33,300 in professional fees. The valuation of the Company’s stock was set using an average closing price of the Company’s common stock over the days immediately proceeding and including the acquisition date. Based on the purchase allocation, the total acquisition cost of $413,300 was allocated to the fair value of the Company’s share of net assets acquired, including $138,000 of intangible assets, which represents the difference between the cost and underlying equity in HH’s net assets at the date of acquisition.

Dover’s share of HH’s net investment loss for the year ended December 31, 2009 and 2008 was $44,374 and $95,518, respectively. This amount includes the intangible asset customer list amortization (resulting from the purchase price allocation) and is included in Other Investment Loss in the accompanying Consolidated Statements of Operations. The carrying value at December 31, 2009 and 2008 was approximately $273,000 and $318,000, respectively. The carrying value was included in Intangibles and Other Assets in the accompanying Consolidated Balance Sheets.

Under certain circumstances, the Company may have the right, or obligation, to acquire the remaining 60% of the common stock of Hobby Horse, at fair value as contractually defined, beginning as early as April 2010. The impact of any exercise of such option is likely to be immaterial.

5.	Commitments

The Company leases its facilities and certain fixed assets that may be purchased for a nominal amount on the expiration of the leases under non-cancelable operating and capital leases that extend through 2019. These leases, which may be renewed for periods ranging from one to five years, include fixed rental agreements as well as agreements with rent escalation clauses.

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment includes the following cost and related accumulated depreciation associated with equipment under capital lease:

	Year Ended December 31
	2009	2008

Office and equipment	215,598	220,732
Leasehold improvements	162,176	318,161

Total cost of leased equipment	377,774	538,893
Less allowances for depreciation	(109,261)	(251,648)

Net book value of assets under capital lease	$268,513	$287,245

The amortization expense for the assets recorded under capital leases is included in depreciation expense.

Future minimum commitments as of December 31, 2009 are as follows:

	Capital	Operating
	Leases	Leases

2010	$103,000	$2,245,000
2011	83,000	1,913,000
2012	57,000	1,288,000
2013	4,000	1,158,000
2014	—	1,134,000
Thereafter	—	2,844,000

Total minimum lease payments	247,000	10,582,000

Amount representing interest	(27,000)

Present value of net minimum lease payments	220,000
Less current portion	88,000

Long-term capital lease obligation	$132,000

Total rental expense under the operating agreements included in the accompanying consolidated statements of operations for December 31, 2009 and 2008 was $2,320,000 and $2,049,000, respectively.

In connection with retail locations, the Company enters into various operating lease agreements, with escalating rental payments. The effects of variable rent disbursements have been expensed on a straight-line basis over the life of the lease . As of December 31, 2009 and 2008, there was approximately $348,000 and $233,000, respectively of deferred rent recorded in other current liabilities.

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Income Taxes

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

	Year Ended December 31
	2009	2008

Current:
Federal	$865,670	$244,500
State	343,400	143,400

Total current	1,209,070	387,900
Deferred:
Federal	(268,700)	140,700
State	(47,600)	33,300

Total deferred	(316,300)	174,000

Total provision for income tax	$892,770	$561,900

Deferred income taxes relate to the following temporary differences as of:

	Year Ended December 31
	2009	2008

Current deferred tax asset (liability):
Prepaid expenses currently deductible	$(367,000)	$(552,500)
Reserves not currently deductible	345,400	340,300

Total current deferred tax asset (liability)	(21,600)	(212,200)

Non-current deferred tax asset
Depreciation and amortization	598,700	500,650
Other	109,900	82,250

Total non-current deferred tax asset	708,600	582,900

Net deferred tax asset	$687,000	$370,700

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effective income tax rate varies from the amount computed using the statutory U.S. income tax rate as follows:

	Year Ended December 31
	2009	2008

Federal statutory rate(benefit)	34.0%	(34.0)%
Increase in taxes resulting from state income taxes, net of federal income tax benefit	10.0	0.9
Effect of nondeductible stock-based compensation	2.8	0.3
Adjustment of deferred income tax liability	2.9	0.4
Non-deductible goodwill impairment charge	—	36.6

Effective income tax rate	49.7%	4.2%

The Company has reviewed its tax positions to determine whether the positions are more likely than not to be sustained upon examination by regulatory authorities. If a tax position meets the more-likely-than-not standard, then the related tax benefit is measured based on a cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement or disposition of the underlying issue. At December 31 2009, the Company recorded a liability of $30,000 for unrecognized tax benefits, and at December 31, 2008, the Company had no liability recorded. Although the Company believes it has adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

The Company records interest and penalties related to income taxes as a component of income tax. The Company did not recognize any interest and penalty expense for the years ended December 31, 2009 or 2008.

Tax years 2006 through 2009 remain subject to examination by the IRS, and 2007 through 2009 tax years remain subject to examination by Massachusetts, and 2006 through 2009 by various other jurisdictions.

7.	Stockholders’ Equity

Preferred Stock

The Company currently has authorized 1,000,000 shares of Preferred Stock, none of which were issued or outstanding at December 31, 2009 or 2008.

Stock Option Plans

In August 2005, our Board of Directors approved the 2005 Equity Incentive Plan, which became effective on November 17, 2005, concurrent with our public offering. The 2005 Equity Incentive Plan provides for the grant of incentive stock options to employees and non-qualified stock

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Prior to the adoption of the 2005 Plan, the Company had issued 513,981 options under the 1999 Plan, which was the maximum the plan permitted. Under the 2005 Plan, the Company has reserved a total of 623,574 shares of common stock for issuance under the Plan. As of December 31, 2009, there were 9,945 shares available for future grants, and as of December 31, 2008, 5 shares were available for future grants.

The following table summarizes all stock option activities.

	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Beginning balance	836,720	$4.79	685,007	$5.58
Granted	10,500	2.01	151,713	1.24
Forfeited/Expired	(46,510)	3.87	—	—
Exercised	(76,937)	2.14	—	—

Ending balance	723,773	$5.09	836,720	$4.79

Exercisable	433,829	$5.91	455,372	$5.43

	Options Outstanding
		Weighted
	Options	Average	Options
Range of Exercise Prices	Outstanding	Remaining Life	Exercisable

$ 1.24 — 1.36	148,773	6.39	29,755
$ 1.56	49,115	2.33	49,115
$ 1.94 — $2.14	71,529	5.64	61,029
$ 4.50 — $4.95	159,023	7.88	63,609
$ 7.50 — $8.78	162,529	6.85	97,517
$10.00	132,804	5.88	132,804

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the intrinsic value at December 31, 2009 and 2008, for outstanding and exercisable options:

	December 31, 2009		December 31, 2008
	Number of	Aggregate	Number of	Aggregate
	Options	Intrinsic Value(1)	Options	Intrinsic Value(1)

Outstanding	723,773	$(2,018,948)	836,720	$(2,884,453)
Exercisable	433,829	$(1,612,600)	455,372	$(1,863,040)
Vested or expected to be vested	723,773	$(2,018,948)	836,720	$(2,884,453)

(1)	The aggregate intrinsic value was calculated based on the difference between the fair value of the Company’s common stock on December 31, 2009 or 2008 and the weighted average exercise price of the underlying options.

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

In November 2009 and 2008, the Company granted 10,500 and 151,713 options, respectively, to acquire common stock to Company employees and directors. Using the Binomial Lattice Model (with assumptions disclosed below), the 2009 and 2008 awards had weighted average fair value of $1.66 and $0.83 per option, respectively. The fair value of awarded options was $179,000 and $159,000, net of estimated forfeitures, for the years ended December 31, 2009 and 2008, respectively. The fair value of these awards is recorded as stock-based compensation expense included in general and administrative expense over the vesting period. The remaining unrecognized stock-based compensation expense related to unvested awards at December 31, 2009, was approximately $448,000 to be recognized on a straight-line basis over the employee’s weighted average vesting period of 2.8 years.

The following table illustrates the assumptions used in the Binomial-Lattice calculation used to value to the option awards recognized in the 2009 and 2008 Statements of Operations:

	2009	2008

Weighted-average risk-free interest rate	3.0%	3.2%
Volatility	105.0%	130.0%
Expected dividend yield	0.0%	0.0%
Weighted-average fair value of options granted	$1.66	$0.83

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Employee Savings Plan

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

9.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2009	2008

Wages and bonus payable	$766,368	$141,919
Sales return reserves	793,000	757,000
Gift certificate and prepaid sales liabilities	1,248,384	1,256,537
Accrued professional fees	129,362	290,392
Miscellaneous accruals and other liabilities	1,146,227	1,193,791

Total accrued expenses and other current liabilities	$4,083,341	$3,639,639

A roll-forward of the Company’s sales return reserve is as follows:
Beginning balance	$757,000	$822,000
Provision	10,963,855	12,282,347
Returns	(10,927,855)	(12,347,347)

Ending balance	$793,000	$757,000

10.	Intangibles and Other Assets

Intangibles and other assets consist of the following:

	December 31
	2009	2008

Deferred financing fees	$396,506	$356,506
Purchased catalog and related assets	819,433	819,433
Lease acquisition and other misc. assets	239,780	397,258
Investment in affiliate	273,408	317,782

Total cost	1,729,127	1,890,979
Accumulated amortization:
Deferred financing fees	(237,086)	(100,374)
Purchased catalog and related assets	(807,990)	(801,738)

Total accumulated amortization	(1,045,076)	(902,112)

Total	$684,051	$988,867

Deferred financing costs are amortized on a straight-line basis over the shorter of the contractual or estimated life of the related debt. In connection with the debt refinance discussed in Note 3, the Company recognized a portion of unamortized deferred financing costs associated with

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the modification of facilities. Purchased catalog and related assets are amortized on a straight-line basis over the estimated useful lives of the underlying assets, extending through 2012. Amortization expense for the Company’s purchased catalog and related assets for the years ended December 31, 2009 and 2008 was approximately $6,000 and $24,000, respectively.

The estimated aggregate of purchased catalog and deferred financing costs for each of the next five years is as follows:

Years Ended:
December 31, 2010	$97,000
December 31, 2011	$40,000
December 31, 2012	$34,000
December 31, 2013	$—
December 31, 2014	$—
Thereafter	$—

11.	Related Party Transactions

On October 26, 2007, the disinterested members of the Audit Committee of the Board of Directors approved a $5.0 million subordinated debt financing facility as part of a plan to refinance the Company’s current subordinated debt with Patriot Capital. The new sub-debt facility was led by BCA Mezzanine Fund, L.P. (BCA), which participated at $2.0 million (in which Company Board member Gregory Mulligan holds a management position and indirect economic interest). The subordinated loans were consummated as of December 11, 2007. Except as noted above with respect to Mr. Mulligan, there is no relationship, arrangement or understanding between the Company and any of the Subordinated Holders or any of their affiliates, other than in respect of the loan agreement establishing and setting forth the terms and conditions of this subordinated loan agreement. In 2009 and 2008, the Company made interest payments to BCA of approximately $600,000 and $492,000, respectively.

In October of 2004, the Company entered into a lease agreement with a minority stockholder. The agreement, which relates to the Plaistow, NH retail store, is a five year lease with options to extend for an additional fifteen years. For the year ended December 31, 2009 the Company expensed approximately $196,000 in connection with the lease. For the year ended December 31, 2008, the company expensed approximately $187,000 in connection with the lease. In addition, a related deposit of $18,750 is recorded as prepaid expenses and other current assets as of December 31, 2009 and 2008.

In order to expedite the efficient build-out of leasehold improvements in its new retail stores, the Company utilizes the services of a real estate development company owned by a non-executive Company employee and minority stockholder to source construction services and retail fixtures. Total payments for the year ended December 31, 2009, consisting primarily of reimbursements for materials and outside labor, for the fit-up of one store were approximately $104,000. Reimbursements for the year ended December 31, 2008 were approximately $340,000.

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

The Company had been named as a defendant in litigation brought by one of its customers against the manufacturer of a riding helmet for injuries sustained in an equestrian accident. To the best of the Company’s knowledge, the product was designed and manufactured by the vendor to industry standards. During 2009, the claim against Dover was settled and fully covered by the Company’s insurance.

13.	Quarterly Financial Data (unaudited)

Not applicable to Smaller Reporting Company.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Not applicable to Smaller Reporting Company.

Item 9A(T).	Controls and Procedures.

Our management has responsibility for establishing and maintaining adequate internal control over financial reporting for the Company.

With the participation of our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

With the participation of our chief executive officer and chief financial officer, we also evaluated the effectiveness of our internal controls over financial reporting (as defined in § 240.13a — 15(f) or § 240.15d — 15(f) under the Securities Exchange Act of 1934, as amended) as of December 31, 2009 against the control framework for internal controls specified by The Internal Control — Integrated Framework (1992), created by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as supplemented by (i) the guidance of the U.S. Securities and Exchange Commission (SEC) in SEC Interpretive Release No. 34-55929 (June 27, 2007), and (ii) COSO’s Internal Control over Financial Reporting — Guidance for Smaller Public Companies (2006). Based on the foregoing evaluation, management concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.

No change in our internal control over financial reporting occurred during the fourth fiscal quarter of the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under certain circumstances, the Company may have the right, or obligation, to acquire the remaining 60% of the common stock of Hobby Horse, at fair value as contractually defined, beginning as early as April 2010. The impact of any exercise of such option is likely to be immaterial.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information set forth under the captions “Directors, Executive Officers” and “Corporate Governance”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 5, 2010, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2009, is incorporated herein by reference.

Item 11.	Executive Compensation.

The information set forth under the caption “Remuneration of Executive Officers and Directors” appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 5, 2010, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2009, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 5, 2010, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2009, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions “Certain Relationships and Related Transactions” and “Director Independence”, appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 5, 2010, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2009, is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information set forth under the captions “Principal Accounting Fees and Services” appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 5, 2010, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2009, is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Annual Report on Form 10-K are as follows:

1. Financial Statements:

See listing of financial statements included as part of this Form 10-K in Item 8 of Part II.

2. Financial Statement Schedules:

The information required by this Item has been included in the Financial Statements and related notes as part of this Form 10-K in Item 8 of Part II above.

3. Exhibits:

Exhibit List

Set forth below is list of exhibits submitted with this Form 10-K as filed or furnished with the SEC:

Ex-23.5 - Consent of Caturano and Company, P.C.
Ex-31.1 - Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
Ex-31.2 - Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
Ex-32.1 - Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K for a complete index of exhibits, including those submitted with this Form 10-K as filed or furnished, together with those filed or furnished with the SEC incorporated by reference to other filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dover Saddlery, Inc.
Dated March 31, 2010

By:	/s/ Stephen L. Day
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Stephen L. Day Stephen L. Day	President, Chief Executive Officer and Director (principal executive officer)	March 31, 2010

/s/ Jonathan A. R. Grylls Jonathan A. R. Grylls	Chief Operating Officer and Director	March 31, 2010

/s/ Michael W. Bruns Michael W. Bruns	Chief Financial Officer (principal accounting and financial officer)	March 31, 2010

/s/ David J. Powers David J. Powers	Director	March 31, 2010

/s/ James F. Powers James F. Powers	Director	March 31, 2010

/s/ Gregory F. Mulligan Gregory F. Mulligan	Director	March 31, 2010

/s/ David R. Pearce David R. Pearce	Director	March 31, 2010

/s/ John W. Mitchell John W. Mitchell	Director	March 31, 2010

Exhibit Index

Exhibit
Number	Description	Form	Date

1.1	Form of Underwriting Agreement	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 1.1	November 16, 2005
3.1	Amended and Restated Certificate of Incorporation of the Company	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 3.1	August 26, 2005
3.2	Certificate of Amendment to Certificate of Incorporation of the Company	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 3.2	October 5, 2005
3.3	Second Amended and Restated Certificate of Incorporation of the Company to be filed upon completion of this offering	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 3.3	October 25, 2005
3.4	By-laws of the Company	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 3.4	August 26, 2005
3.5	Amended and Restated By-laws of the Company to be effective upon completion of this offering	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 3.5	October 5, 2005
3.6	Amendment to By-Laws of the Company	Form 8-K Current Report; amends Exhibit 3.5	December 28, 2007
3.7	Amended and Restated By-Laws of the Company	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008; amends and restates Exhibits 3.4 and 3.5	August 13, 2008
4.1	Shareholders Agreement, dated as of September 17, 1998, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Donald Motsenbocker, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 4.2	August 26, 2005
4.2	First Amendment to Shareholders Agreement, dated as of August 29, 2003, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 4.3	August 26, 2005
4.3	Second Amendment to Shareholders Agreement, dated as of August 25, 2005, by and among a majority in interest of the Purchasers (as defined therein) and a majority in interest of the Sellers (as defined therein)	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 4.3	October 5, 2005
4.4	Instrument of accession, dated as of September 16, 2005, signed by Citizens Ventures, Inc. and accepted by the Company, to that certain Shareholders Agreement, dated as of September 17, 1998, by and among the Company and the Shareholders referenced therein, as amended	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 4.4	October 5, 2005

Exhibit
Number	Description	Form	Date

4.5	Form of Common Stock Certificate	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 4.5	October 25, 2005
4.6	Warrant to purchase common stock of the Company issued to Patriot Capital Funding, Inc.	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 4.6	October 5, 2005
4.7	Amended and Restated 11.50% Senior Secured Subordinated Note, dated September 16, 2005, issued jointly by the Company, Dover Massachusetts and Smith Brothers, Inc. to Patriot Capital Funding, Inc.	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 4.7	October 5, 2005
4.8	Mezzanine Promissory Note	Form 8-K Current Report	December 14, 2007
4.9	Specimen Common Stock Purchase Warrant	Form 8-K Current Report	December 14, 2007
4.10	Registration Rights Agreement	Form 8-K Current Report	December 14, 2007
4.11	Amended and Restated Specimen Common Stock Purchase Warrant	Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009	November 13, 2009
5.1	Opinion of Bingham McCutchen LLP	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 5.1	November 17, 2005
5.2	Opinion of Preti Flaherty Beliveau Pachios & Haley LLP	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 5.2	November 16, 2005
†10.1	1999 Stock Option Plan (the “1999 Plan”)	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.1	August 26, 2005
†10.2	Form of Stock Option Agreement under the 1999 Plan	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.2	August 26, 2005
†10.3	2005 Equity Incentive Plan (the “2005 Plan”)	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.3	October 25, 2005
†10.4	Form of Stock Option Agreement under the 2005 Plan	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.4	October 25, 2005
†10.5	Form of Restricted Stock Award Agreement under the 2005 Plan	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.5	October 25, 2005
10.6	Lease, dated as of May 29, 1997, by and between Dover Massachusetts and CE Holman, LLP	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.6	August 26, 2005
10.7	Lease, dated as of October 12, 2001, by and between David F. Post and Dover Massachusetts	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.7	August 26, 2005
10.8	Lease, dated as of March 1, 2003, by and between Smith Brothers, Inc. and JDS Properties, LLC	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.8	August 26, 2005
10.9	Letter dated February 9, 2005 from the Company to JDS Properties, LLC regarding lease extension	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.9	October 5, 2005
10.10	Lease, dated as of June 22, 2002, by and between Hockessin Square, L.L.C. and Dover Massachusetts	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.9	August 26, 2005
10.11	Letter dated January 25, 2005 from the Company to Hockessin Square, L.L.C. regarding lease extension	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.11	October 5, 2005

Exhibit
Number	Description	Form	Date

10.12	Lease, dated as of November 24, 2003, by and between North Conway Holdings, Inc. and Dover Massachusetts	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.10	August 26, 2005
10.13	Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.11	August 26, 2005
10.14	First Amendment to Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.12	August 26, 2005
10.15	Amendment to Stock Purchase Agreement, dated as of September 17, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.13	August 26, 2005
10.16	Amended and Restated Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.18	August 26, 2005
10.17	Amendment to Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.19	August 26, 2005
10.18	Amended and Restated Security Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.20	August 26, 2005
10.19	Amended and Restated Pledge Agreement, dated as of December 11, 2003, by and between the Company and Fleet National Bank	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.21	August 26, 2005
10.20	Shareholder Pledge Agreement, dated as of September 17, 1998, by and among Stephen L. Day, Jonathan A.R. Grylls, David J. Powers, James F. Powers, Michele R. Powers and BankBoston, N.A.	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.22	August 26, 2005
10.21	Amended and Restated Revolving Credit Note, dated as of December 11, 2003, by Dover Massachusetts for the benefit of Fleet National Bank	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.23	August 26, 2005
10.22	Letter agreement, dated as of September 16, 2005, by and between Dover Massachusetts and Bank of America, N.A. (successor by merger to Fleet National Bank)	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.22	October 5, 2005
10.23	Security Agreement, dated as of December 11, 2003, by and between Smith Brothers, Inc. and Fleet National Bank	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.23	October 5, 2005

Exhibit
Number	Description	Form	Date

10.24	Guaranty, dated as of December 11, 2003, by Smith Brothers, Inc. to Fleet National Bank	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.25	August 26, 2005
10.25	Redemption Agreement, dated as of August 25, 2005, by and between the Company and Citizens Ventures, Inc.	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.25	October 5, 2005
10.26	Letter agreement, dated as of September 14, 2005, by and between the Company and Citizens Ventures, Inc., amending that certain Redemption Agreement, dated as of August 26, 2005, by and between the Company and Citizens Ventures, Inc.	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.26	October 5, 2005
10.27	License Agreement, dated as of February 10, 2003, by and between Weatherbeeta PTY LTD and the Company	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.28	August 26, 2005
10.28	Settlement Agreement, dated as of December 22, 2003, by and between Libertyville Saddle Shop, Inc. and the Company	Registration Statement on Form S-1 (File No. 333-127888)
†10.29	Employment Agreement, dated as of September 1, 2005, by and between Stephen L. Day and the Company	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.30	August 26, 2005
†10.30	Employment Agreement, dated as of September 1, 2005, by and between Jonathan A.R. Grylls and the Company	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.31	August 26, 2005
10.31	Amended and Restated Subordination Agreement, dated as of September 16, 2005, by and among Bank of America, N.A. (successor by merger to Fleet National Bank), Patriot Capital Funding, Inc. (successor in interest to Wilton Funding, LLC) and Dover Massachusetts, acknowledged by the Company and Smith Brothers, Inc.	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.31	October 5, 2005
10.32	Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc., Patriot Capital Funding, Inc. and the Purchasers referenced therein	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.32	October 5, 2005
10.33	Amended and Restated Security Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc. and Patriot Capital Funding, Inc.	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.33	October 5, 2005

Exhibit
Number	Description	Form	Date

†10.34	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Stephen L. Day	Annual Report on Form 10-K for the year ended December 31, 2005; amends Exhibit 10.29	March 30, 2006
†10.35	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Jonathan A.R. Grylls	Annual Report on Form 10-K for the year ended December 31, 2005; amends Exhibit 10.30	March 30, 2006
10.36	Second Amendment dated as of March 28, 2006 to Amended and Restated Loan Agreement with Bank of America	Annual Report on Form 10-K for the year ended December 31, 2005; amends Exhibit 10.18	March 30, 2006
10.37	Amendment No. 1 dated as of March 28, 2006 to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.	Annual Report on Form 10-K for the year ended December 31, 2005; amends Exhibit 10.32	March 30, 2006
10.38	Agreement of Lease dated March 29, 2006 by and between the Company and Sparks Lot Seven, LLC	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006	May 15, 2006
10.39	Commercial Lease executed as of March 9, 2001 between Marvid Crabyl, LLC and Dover Saddlery, Inc., as amended and extended	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006	August 14, 2006
10.40	Stock Purchase Agreement dated as of May 19, 2006 among Dover Saddlery, Inc., Dover Saddlery Retain, Inc., Old Dominion Enterprises, Inc. and Reynolds Young, as amended	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006	August 14, 2006
10.41	Lease made as of June 2006 between Humphrey and Rodgers and Dover Saddlery Retail, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006	August 14, 2006
10.42	Agreement of Lease for Shopping Center Space between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc. Dated as of May 20, 1997	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006	August 14, 2006
10.43	LB’s of Virginia Building Lease Agreement dated November 1, 2000, as amended	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006	August 14, 2006
10.44	Lease agreement made July 10, 2006 between Hopkins Roads Associates and Dover Saddlery Retail, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006	August 14, 2006
10.45	Consent and Amendment No. 2, dated June 29, 2006, to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006; amends Exhibit 32	August 14, 2006
10.46	Waiver letter dated as of June 27, 2006 between Bank of America, N.A. and Dover Saddlery, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006; pertains to Exhibit 10.16	August 14, 2006

Exhibit
Number	Description	Form	Date

10.47	First Amendment and Extension to Lease Agreement dated September 2006 between C.E. Holman Limited Partnership and Dover Saddlery, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006; amends Exhibit 10.6	November 13, 2006
10.48	Third Amendment dated as of March 29, 2007 to Amended and Restated Loan Agreement dated as of December 11, 2003, with Bank of America	Annual Report on Form 10-K for the year ended December 31, 2006; amends Exhibit 10.16	April 2, 2007
10.49	Waiver and Amendment No. 3 dated March 30, 2007 to the Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.	Annual Report on Form 10-K for the year ended December 31, 2006; amends Exhibit 32	April 2, 2007
10.50	Waiver by Bank of America dated May 14, 2007	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007; pertains to Exhibit 10.16	May 15, 2007
10.51	Waiver and Consent by Patriot Capital Funding, Inc. dated May 15, 2007	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007; pertains to Exhibit 10.32	May 15, 2007
10.52	Waiver by Bank of America dated August 9, 2007	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007; pertains to Exhibit 10.16	August 14, 2007
10.53	Waiver and Consent by Patriot Capital Funding, Inc. dated August 10, 2007	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007; pertains to Exhibit 10.32	August 14, 2007
10.54	Renewal of Lease for Shopping Center Space executed August 3, 2007 between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007; amends and renews Exhibit 10.42.	August 14, 2007
10.55	Shopping Center Lease Agreement dated May 30, 2007 between Pavillion North, Ltd., and Dover Saddlery Retail, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007	August 14, 2007
10.56	First Amendment dated June 25, 2007 to Shopping Center Lease Agreement between Pavillion North, Ltd. and Dover Saddlery Retail, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007; amends Exhibit 10.55	August 14, 2007
10.57(7)	Second Amendment and Extension of Lease Agreement dated August 30, 2007 between C.E. Holman Limited Partnership, and Dover Saddlery Retail, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007; amends Exhibit 10.6	November 13, 2007
10.58	Waiver and Amendment to Bank of America Loan Agreement dated November 9, 2007	Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007; pertains to Exhibit 10.16	November 13, 2007
10.59	Loan and Security Agreement dated December 11, 2007 between RBS Citizens Bank N.A and Dover Saddlery, Inc.	Company’s Form 8-K Current Report, as Exhibit 10.59	December 14, 2007

Exhibit
Number	Description	Form	Date

10.60	Revolving Credit Note dated December 11, 2007 between RBS Citizens Bank N.A. and Dover Saddlery, Inc.	Company’s Form 8-K Current Report, as Exhibit 10.60	December 14, 2007
10.61	Intercreditor, Subordination and Standby Agreement dated December 11, 2007 between RBS Citizens Bank N.A. and Dover Saddlery, Inc.	Company’s Form 8-K Current Report	December 14, 2007
10.62	Mezzanine Loan Agreement dated December 11, 2007 between BCA Mezzanine Fund, L.P. and Dover Saddlery, Inc.	Company’s Form 8-K Current Report, as Exhibit 10.62	December 14, 2007
10.63	Mezzanine Security Agreement dated December 11, 2007 between BCA Mezzanine Fund, L.P. and Dover Saddlery, Inc.	Company’s Form 8-K Current Report	December 14, 2007
10.64	First Amendment to Mezzanine Loan Agreement with BCA Mezzanine Fund dated March 27, 2009	Annual Report on Form 10-K for the year ended December 31, 2008; Pertains to and amends Exhibit 10.62	March 31, 2009
10.65	First Amendment to Loan and Security Agreement with RBS Citizens dated March 27, 2009	Annual Report on Form 10-K for the year ended December 31, 2008; Pertains to and amends Exhibit 10.59	March 31, 2009
10.66	First Amendment to Revolving Credit Note with RBS Citizens dated March 27, 2009	Annual Report on Form 10-K for the year ended December 31, 2008; Pertains to and amends Exhibit 10.60	March 31, 2009
14.1	Code of Business Conduct and Ethics	Annual Report on Form 10-K for the year ended December 31, 2005; amends and restates Code of Conduct and Ethics filed with Registration Statement on Form S-1 (File No. 333-127888) filed on October 5, 2005 as Exhibit 14.1	March 30, 2006
17.1	Director departure correspondence	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009	May 15, 2009
21.1	Subsidiaries of the Company	Annual Report on Form 10-K for the year ended December 31, 2005	March 30, 2006
23.1	Consent of Bingham McCutchen LLP (included in Exhibit 5.1)	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 5.1	November 17, 2005
23.2	Consent of Ernst & Young LLP	Annual Report on Form 10-K for the year ended December 31, 2008	March 31, 2009
23.3	Consent of Preti Flaherty Beliveau Pachios & Haley PLLC (included in Exhibit 5.2)	Registration Statement on Form S-1 (File No. 333-127888)	November 16, 2005
23.4	Consent of Caturano and Company, P.C.	Annual Report on Form 10-K for the year ended December 31, 2008	March 31, 2009
*23.5	Consent of Caturano and Company, P.C.	Annual Report on Form 10-K for the year ended December 31, 2009
24.1	Power of Attorney	Registration Statement on Form S-1 (File No. 333-127888)	November 17, 2005

Exhibit
Number	Description	Form	Date

*31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
*31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
‡32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
99.1	Consent of William F. Meagher, Jr.	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 99.1	October 5, 2005

*	Filed herewith
‡	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement