Form 10-Q
period 2010-03-31
DOVER SADDLERY INC
filed 2010-05-13
CIK 1071625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended March 31, 2010
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
Yes ☐     No ☑
     Shares outstanding of the registrant’s common stock (par value $0.0001) on May 5, 2010: 5,263,975

DOVER SADDLERY, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
DOVER SADDLERY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)

	March 31,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$540	$732
Accounts receivable	571	827
Inventory	15,698	15,301
Prepaid catalog costs	1,345	1,164
Prepaid expenses and other current assets	1,246	780

Total current assets	19,400	18,804
Net property and equipment	3,295	3,365
Other assets:
Deferred income taxes	663	709
Intangibles and other assets, net	600	684

Total other assets	1,263	1,393

Total assets	$23,958	$23,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation and outstanding checks	$497	$676
Accounts payable	2,720	2,305
Accrued expenses and other current liabilities	3,383	4,083
Income taxes payable	—	350
Deferred income taxes	—	22

Total current liabilities	6,600	7,436

Long-term liabilities:
Revolving line of credit	4,300	3,000
Subordinated notes payable, net	5,130	5,091
Capital lease obligation, net of current portion	173	132

Total long-term liabilities	9,603	8,223
Stockholders’ equity:
Common Stock, par value $0.0001 per share; 15,000,000 shares authorized; issued 5,263,975 as of March 31, 2010 and December 31, 2009	1	1
Additional paid in capital	45,226	45,181
Treasury stock, 795,865 shares at cost	(6,082)	(6,082)
Accumulated deficit	(31,390)	(31,197)

Total stockholders’ equity	7,755	7,903

Total liabilities and stockholders’ equity	$23,958	$23,562

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended
	March 31,	March 31,
	2010	2009

Revenues, net	$16,226	$16,401
Cost of revenues	10,380	10,715

Gross profit	5,846	5,686
Selling, general and administrative expenses	5,893	6,566

Loss from operations	(47)	(880)
Interest expense, financing and other related costs, net	251	312
Other investment loss, net	3	7

Loss before income tax benefit	(301)	(1,199)
Benefit for income taxes	(108)	(609)

Net loss	$(193)	$(590)

Net loss per share
Basic	$(0.04)	$(0.11)

Diluted	$(0.04)	$(0.11)

Number of shares used in per share calculation
Basic	5,264,000	5,187,000
Diluted	5,264,000	5,187,000
See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	March 31,	March 31,
	2010	2009

Operating activities:
Net loss	$(193)	$(590)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	188	213
Deferred income taxes	24	341
Loss from investment in affiliate, net	3	7
Stock-based compensation	45	46
Non-cash interest expense	68	85
Changes in current assets and liabilities:
Accounts receivable	256	231
Inventory	(397)	(1,110)
Prepaid catalog costs and other current assets	(647)	(1,258)
Accounts payable	415	221
Accrued expenses, other current liabilities and income taxes payable	(1,050)	(494)

Net cash used in operating activities	(1,288)	(2,308)
Investing activities:
Purchases of property and equipment	(31)	(241)
Change in other assets	50	(4)

Net cash provided by (used in) investing activities	19	(245)
Financing activities:
Borrowings under revolving line of credit, net	1,300	2,300
Change in outstanding checks	(194)	93
Payment of financing costs	—	(40)
Payments on capital leases	(29)	(37)

Net cash provided by financing activities	1,077	2,316

Net (decrease) increase in cash and cash equivalents	(192)	(237)

Cash and cash equivalents at beginning of period	732	448

Cash and cash equivalents at end of period	$540	$211

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$185	$226

Income taxes	$503	$203

Supplemental disclosure of non-cash financing activities
Equipment acquired under capital leases	$85	$—

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
     The Company’s quarterly product sales have ranged from a low of approximately 20% to a high of approximately 32% of any calendar year’s results. The beginning of the spring outdoor riding season in the northern half of the country has typically generated a slightly stronger second quarter of the year, and the holiday buying season has generated additional demand for our equestrian product line in the fourth quarter of the year. Revenues for the first and third quarters of the calendar year have tended to be somewhat lower than the second and fourth quarters. The Company anticipates that its revenues will continue to vary somewhat by season.
     The Company offers a comprehensive selection of products required to own, train and compete with a horse, selling from under $1.00 to over $6,000. The Company’s equestrian product line includes a broad variety of separate items, such as saddles, tack, specialized apparel, footwear, horse clothing, horse health and stable products. Separate reporting of the revenues of these numerous items is not practical.
     The Company views its operations and manages its business as one operating segment utilizing a multi-channel distribution strategy. Market channel revenues are as follows (dollars in thousands):

	Three Months Ended
	March 31, 2010	March 31, 2009

Revenues, net — direct	$11,701	$11,722
Revenues, net — retail stores	4,525	4,679

Revenues, net — total	$16,226	$16,401

     The accompanying condensed consolidated financial statements comprise those of the Company, its wholly-owned subsidiaries, and its investment in affiliates. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 are unaudited. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2009 and include all adjustments, consisting of only usual recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results expected for the full year ended December 31, 2010.
     Certain footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to pertinent rules and regulations, although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited December 31, 2009 financial statements, which are included in our Annual Report on Form 10-K, filed on March 31, 2010.

B. Accounting for Stock-Based Compensation
     The Company recognizes the fair value of compensation cost of stock-based awards on a straight-line basis over the vesting period of the award. Stock-based compensation for the three months ended March 31, 2010 and 2009 was $45,000 and $46,000, respectively.
     There was no activity related to stock option grants, exercises or forfeitures for the three months ended March 31, 2010.
     The amount of stock-based compensation expense that may be recognized for outstanding, unvested options as of March 31, 2010 was approximately $402,571, to be recognized on a straight-line basis over the employee’s remaining weighted average vesting term of 2.6 years. As of March 31, 2010, the intrinsic value of all “in the money” outstanding options was approximately $632,000.
C. Inventory
     Inventory consists of finished goods in the Company’s mail-order warehouse and retail stores. The Company’s inventories are stated at the lower of cost, with cost determined by the first-in, first-out method, or net realizable value. The Company maintains a reserve for excess and obsolete inventory. This reserve was $95,000 as of March 31, 2010 and December 31, 2009. The Company continuously monitors the salability of its inventories to ensure adequate valuation of the related merchandise.
D. Advertising
     The Company recognizes deferred costs over the period of expected future revenue, which is less than one year. Deferred costs as of March 31, 2010 and December 31, 2009 were $1,345,000 and $1,164,000, respectively and consisted of catalog costs. The combined marketing and advertising costs charged to selling, general, and administrative expenses for the three months ended March 31, 2010 and 2009 were $1,831,000 and $2,261,000, respectively.
E. Comprehensive Income (Loss)
     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The comprehensive loss for the three months ended March 31, 2010 and 2009 was comprised entirely of the current period net loss of $(193,000) and $(590,000), respectively.
F. Net Loss Per Share
     A reconciliation of the number of shares used in the calculation of basic and diluted net loss per share is as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2010	2009

Basic weighted average common shares outstanding	5,264	5,187
Add: Dilutive effect of assumed stock option and warrant exercises less potential incremental shares purchased under the treasury method	—	—
Diluted weighted average common shares outstanding	5,264	5,187
     As of March 31, 2010 and 2009, approximately 842,000 and 955,000 options and warrants to acquire common stock were excluded from the diluted weighted average shares calculation as the effect of such options and warrants is anti-dilutive.
G. Financing Agreements
Revolving Credit Facility
     The $14,000,000 senior revolving credit facility, of which up to $2,000,000 can be in the form of letters of credit, bears interest at the base rate, announced from time to time by the bank, plus an applicable margin determined by the Company’s funded debt ratio. At March 31, 2010, the LIBOR rate was 0.24%, plus the applicable margin of 2.95%. Interest is payable monthly. At its option, the Company may have all or a portion of the unpaid principal under the credit facility bear interest at various LIBOR or prime rate options.

     The Company is obligated to pay commitment fees of 0.25% per annum on the average daily, unused amount of the line of credit during the preceding quarter. All assets of the Company collateralize the senior revolving credit facility. Under the terms of the credit facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios, operating cash flows, current asset ratios, and capital expenditures. At March 31, 2010, the Company was in compliance with all of the original covenants under the credit facility. The Company and the bank amended the senior revolving credit agreement on May 10, 2010 to extend the loan, originally due in full in January 2011, to May, 2011.
     Previously, on March 27, 2009, the Company amended the senior revolving credit facility to adjust various covenant levels for the fiscal year 2009, due to the on-going impact of the economic recession. The maximum amount to be borrowed was reduced from $18,000,000 to $14,000,000 in 2009, through June 2010, and will then reduce to $13,000,000 on June 30, 2010.
     At March 31, 2010, the Company had the ability to borrow $14,000,000 on the revolving line of credit, subject to certain covenants, of which $4,300,000 was outstanding, bearing interest at the net revolver rate of 3.19%. At December 31, 2009, the Company had the ability to borrow $14,000,000, of which $3,000,000 was outstanding, bearing interest at the net revolver rate of 3.18%.
Senior Subordinated Notes Payable and Warrants
     In December 2007, the Company issued $5,000,000 in senior subordinated notes payable. The notes are subordinated in right of payment to existing and future senior debt, rank equal in right of payment with any future senior subordinated debt and are senior in right of payment to any future subordinated debt. Interest accrues at an annual rate of 14%, of which 12% is payable quarterly in arrears. The remaining 2% per annum is deferrable, and if deferred, shall be compounded and due in full on December 11, 2012. As of March 31, 2010, the Company had deferred $274,793 of interest since inception. Prepayment on the principal amount due under the notes may voluntarily be made at any time, plus accrued and unpaid interest and a prepayment fee of 3% if paid after December 11, 2009, and 0% if paid after December 11, 2010.
     In connection with the issuance of the subordinated notes, the Company issued warrants to the note holders, exercisable at any time after December 11, 2007 for an initial 118,170 shares of its common stock at an initial exercise price of $3.96 per share. The number of shares to be received for the warrants, upon exercise, is subject to change in the event of additional equity issuances and/or stock splits. The warrants were estimated to have a fair value of $272,000, which was reflected as a discount of the proceeds. The discount is amortized through interest expense over the life of the notes. The warrants were valued using a Black-Scholes calculation with a risk free interest rate of 4.3%, an expected life of 9 years (which reflects the contractual term), a volatility of 43.4% and a dividend yield of 0%.
     As of March 31, 2010, the net $5,129,526 subordinated notes, on the condensed consolidated balance sheet, reflect the $5,000,000 face value, plus the $274,793 in deferred interest less the remaining unamortized net discount of $145,267. As of December 31, 2009, the net $5,090,927 subordinated notes, on the consolidated balance sheet, reflect the $5,000,000 face value, plus the $249,793 in deferred interest less the remaining unamortized net discount of $158,866.
     Under the terms of the subordinated note agreements, the Company is subject to certain covenants, including, among others, maximum funded debt ratios, operating cash flows, current asset ratios and capital expenditures. At March 31, 2010, the Company was in compliance with all of the original covenants. On March 27, 2009, the Company amended the senior subordinated loan agreement to adjust various covenant levels for the fiscal year 2009, due to the on-going impact of the economic recession.
Cash and Cash Equivalents
     The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Outstanding checks, net of cash balances in a single bank account, are classified as outstanding checks in current liabilities.
Financial Instruments
     The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, line of credit advances, and notes payable. The carrying value of cash and cash equivalents, accounts receivable, and accounts payable reflects fair value due to their short-term nature. The carrying value of the line of credit reflects fair value due to variable interest rates. The carrying value of the subordinated notes payable, as of March 31, 2010, is not materially different from the fair value of the notes.

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
     Dover recorded a net loss for the three months ended March 31, 2010 of $3,154 including Dover’s share of HH’s net income and the intangible asset customer list amortization (resulting from the purchase price allocation) included in Other Investment Loss, Net in the accompanying Consolidated Statements of Operations. The carrying value at March 31, 2010, was $270,253 and was included in Intangibles and other assets, net in the accompanying condensed Consolidated Balance Sheets.
     Under certain circumstances, the Company may have the right, or obligation, to acquire the remaining 60% of the common stock of Hobby Horse, at fair value as defined, beginning as early as April 2010. The impact of any exercise of such option is likely to be immaterial.
I. Income Taxes
     At March 31, 2010, the Company maintains a liability of $30,000, for unrecognized tax benefits. Although the Company believes it has adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest. During the three months ended March 31, 2010 and 2009, the Company did not recognize any interest and penalty expense.
     Tax years 2006 through 2009 remain subject to examination by the IRS, and 2007 through 2009 tax years remain subject to examination by Massachusetts, and 2006 through 2009 by various other jurisdictions.
J. Related Party Transactions
     On October 26, 2007, the disinterested members of the Audit Committee of the Board of Directors approved a $5,000,000 subordinated debt financing facility as part of a plan to refinance the Company’s former subordinated debt with Patriot Capital. The new sub-debt facility was led by BCA Mezzanine Fund, L.P., which participated at $2,000,000 (in which Company Board member Gregory Mulligan holds a management position and indirect economic interest). The current subordinated loans were consummated as of December 11, 2007. Except as noted above with respect to Mr. Mulligan, there is no relationship, arrangement or understanding between the Company and any of the Subordinated Holders or any of their affiliates, other than in respect of the loan agreement establishing and setting forth the terms and conditions of this mezzanine loan agreement. For the three months ended March 31, 2010 and 2009, the Company recognized $175,000 in each period in interest expense for the subordinated notes payable, of which $25,000 and $25,000 was accrued in each period as deferred interest, payable upon maturity, respectively. In September 2009, the Company modified certain terms of the warrants and reduced the exercise price to $2.75 per share. A charge of $36,000 was recognized in conjunction with the warrant modification. These warrant modifications were determined to be in the best interests of the Company, following review by the Audit Committee and approval of the Board of Directors, with Mr. Mulligan abstaining in both cases.
     In October of 2004, the Company entered into a lease agreement with a minority stockholder. The agreement, which relates to the Plaistow, NH retail store, is a five year lease with options to extend for an additional fifteen years. During the three months ended March 31, 2010 and 2009, the Company expensed in connection with this lease $46,000 and $48,000, respectively. In addition, a related deposit of $18,750 is recorded as prepaid expenses and other current assets, as of March 31, 2010 and December 31, 2009.

     In order to expedite the efficient build-out of leasehold improvements in its new retail stores, the Company utilizes the services of a real estate development company owned by a non-executive Company employee and minority stockholder to source construction services and retail fixtures. Total payments made to the real estate development company for the three months ended March 31, 2010 and 2009, consisting primarily of reimbursements for materials and outside labor for the fit-up of stores, were $8,000 and $53,000, respectively.
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
     In connection with retail locations, the Company enters into various operating lease agreements, with escalating rental payments. The effects of variable rent disbursements have been expensed on a straight-line basis over the life of the lease. As of March 31, 2010 and December 31, 2009, there was approximately $371,000 and $348,000, respectively, of deferred rent recorded in accrued expenses and other current liabilities.
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
L. Recent Accounting Pronouncements
     In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures). ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. ASU 2010-06 also requires disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements, and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this standard did not have a material effect on the Company’s financial statements.
     In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which is included in the FASB Accounting Standards Codification (the “ASC”) Topic 855 (Subsequent Events). ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued. ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words “projected”, “anticipated”, “planned”, “expected”, and similar expressions are intended to identify forward-looking statements. In particular, statements regarding future financial targets or trends are forward-looking statements. Forward-looking statements are not guarantees of our future financial performance, and undue reliance should not be placed on them. Our actual results, performance or achievements may differ significantly from the results, performance or achievements discussed in or implied by the forward-looking statements. Factors that could cause such a difference are detailed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (“fiscal 2009”) and in our subsequent periodic reports on Form 10-Q. We disclaim any intent or obligation to update any forward-looking statement.
Overview
     We are a leading specialty retailer and the largest direct marketer of equestrian products in the U.S. For over 30 years, Dover Saddlery has been a premier upscale marketing brand in the English-style riding industry. We sell our products through a multi-market channel strategy, including direct and retail. This multi-market channel strategy has allowed us to use catalogs and our proprietary database of nearly two million names of equestrian enthusiasts as the primary marketing tools to increase catalog sales and to drive additional business to our e-commerce websites and retail stores.
     In the first quarter of 2010, the Company continued to benefit financially from the ongoing implementation of management’s cost reduction program. These measures helped to mitigate the continuing adverse impacts of the recent global recession and hesitant consumer confidence, which have resulted in a contraction in specialty retail consumer spending over the past eighteen to twenty-four months. As a result, the Company has developed several short-term strategies to maintain or expand market share, reduce operating costs and reduce capital expenditures. As previously reported, in order to manage our way through these uncertain times, our retail expansion has been slowed, and we will be opportunistic in negotiating leases for the balance of 2010.
Consolidated Performance and Trends
     The Company reported a net loss in the first quarter of 2010 of $(193,000) or $(0.04) per share, compared to a loss of $(590,000) or $(0.11) per share for the corresponding period in 2009, an improvement of 67%.
     The first quarter of 2010 results reflect our continuing efforts to effectively manage our resources in the retail market channel where revenues decreased 3.3% to $4.5 million in the quarter. This is the first quarter in the last five years where retail quarterly revenue did not increase. The first quarter was significantly impacted by severe winter weather which forced many daily store closings in many of our east coast locations. The long-term trend of increased revenue in the retail market channel may continue to be slowed or eroded by delays in the execution of our new store expansion strategy, constraints in available capital, and interim declines in consumer demand at our retail stores impacted by the lingering effects of the recent global financial and credit crisis. We respond to fluctuations in revenues primarily by delaying the opening of new stores, adjusting marketing efforts and operations to support our retail stores and manage costs, as well as continuing to focus on our proprietary store optimization modeling to determine the rate and location of new store openings. Our direct market channel revenues decreased 0.2%, to $11.7 million in the first quarter of 2010, due to a combination of factors, including lower unit volumes attributable to uncertain consumer confidence and expectations. We respond to fluctuations in our direct customers’ response by adjusting the quantities of catalogs mailed and other marketing and customer-related strategies and tactics in order to maximize revenues and manage costs. The reversal of these recent trends of decreased direct revenue and delays in our new store growth plan is dependent upon the response of our customers to these and evolving market conditions.
     In this time of economic uncertainty, it is very difficult to accurately predict economic trends; however, as changing market conditions become clear, we will adapt our strategies to address these new conditions.

Single Reporting Segment
     The Company operates and manages its business as one operating segment utilizing a multi-channel distribution strategy.
Results of Operations
     The following table sets forth our unaudited results of operations as a percentage of revenues for the periods shown (1):

	Three Months Ended
	March 31, 2010	March 31, 2009

Revenues, net	100.0%	100.0%
Cost of revenues	64.0	65.3
Gross profit	36.0	34.7
Selling, general and administrative expenses	36.3	40.0
Loss from operations	(0.3)	(5.4)
Interest expense, financing and other related costs, net	1.5	1.9
Other investment loss, net	—	—
Loss before income tax benefit	(1.9)	(7.3)
Benefit for income taxes	(0.7)	(3.7)
Net loss	(1.2)	(3.6)

(1)    Certain of these amounts may not properly sum due to rounding
     The following table presents certain selected unaudited operating data (dollars in thousands):

	Three Months Ended
	March 31, 2010	March 31, 2009

Revenues, net — direct	$11,701	$11,722
Revenues, net — retail stores	4,525	4,679

Revenues, net — total	$16,226	$16,401

Other operating data:
Number of retail stores (1)	13	13
Capital expenditures	31	241
Gross profit margin	36.0%	34.7%
Adjusted EBITDA(2)	186	(621)
Adjusted EBITDA margin(2)	1.1%	(3.8)%

(1)	Includes twelve Dover-branded stores and one Smith Brothers store; the North Kingstown, RI Dover-branded store was opened in Q1 2009.

(2)	When we use the term “Adjusted EBITDA”, we are referring to net income minus interest income and other income plus interest expense, income taxes, non-cash stock-based compensation, non-cash goodwill impairment charge, depreciation, amortization and other investment loss, net. We present Adjusted EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

Adjusted EBITDA has some limitations as an analytical tool and you should not consider it in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities or any other measure calculated in accordance with U.S. generally accepted accounting principles. Some of the limitations are:
•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or capital commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the impact of an impairment charge that might be taken, when future results are not achieved as planned, in respect of goodwill resulting from any premium the Company might pay in the future in connection with potential acquisitions;

•	Adjusted EBITDA does not reflect the interest expense or cash requirements necessary to service interest or principal payments on our debt;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•	although stock-based compensation is a non-cash charge, additional stock options might be granted in the future, which might have a future dilutive effect on earnings and EPS; and

•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
The following table reconciles net loss to Adjusted EBITDA (in thousands):

	Three Months Ended
	March 31,	March 31,
	2010	2009

Net loss	$(193)	$(590)
Depreciation	186	211
Amortization of intangible assets	2	2
Stock-based compensation	45	46
Interest expense, financing and other related costs, net	251	312
Other investment loss, net	3	7
Benefit for income taxes	(108)	(609)

Adjusted EBITDA	$186	$(621)

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
Revenues
     Our total revenues were $16.2 million for the three months ended March 31, 2010, down from $16.4 million for the corresponding period in 2009, a decrease of $0.2 million or 1.1%. Revenues in our direct market channel were $11.7 million, in line with the corresponding period in 2009. Revenues in our retail market channel decreased $0.2 million, or 3.3%, to $4.5 million. The small decrease in our direct market channel revenue represents some improvements in consumer spending, with fewer catalogs mailed. The decrease in revenues from our retail market channel was due primarily to continued softness in same store sales as the economy begins to recover. Same store sales decreased 4.3% over prior year, attributable to the lingering effects of the recession and severe winter weather which forced a significant number of store closings.

Gross Profit
     Gross profit for the three months ended March 31, 2010 increased 2.8% to $5.8 million, from $5.7 million for the corresponding period in 2009. Gross profit, as a percentage of revenues, for the three months ended March 31, 2010 was 36.0% compared to 34.7% for the corresponding period in 2009. The increase in gross profit of $0.1 million was attributable to variations in overall product mix. The increase in gross profit as a percentage of revenues was attributable to variations in our overall product mix.
Selling, General and Administrative
     Selling, general and administrative expenses were reduced 10.3% for the three months ended March 31, 2010 down from $6.6 million in the prior period. As a percentage of revenues, SG&A expenses were reduced to 36.3% of revenues, from 40.0% of revenues for the corresponding period in 2009. Cost reductions in marketing catalog costs and labor offset planned increases in facility costs and store opening costs in support of retail market channel revenue growth.
Interest Expense
     Interest expense, including amortization of deferred financing costs attributed to our subordinated debt and revolving credit facility, was reduced by 20% to $251,000 as a result of reduced debt levels achieved in 2009.
Income Tax Benefit
     The benefit for income taxes was $0.1 million for the three months ended March 31, 2010, reflecting an estimated tax benefit of 36%, compared to $0.6 million for the corresponding period in 2009, reflecting an estimated tax benefit of 51%. The effective tax benefit for the year to date periods were recorded based upon management’s best estimates of the estimated effective rates for the entire respective years, and are adjusted each quarter. The decreased estimated rate is attributable to fluctuations in state tax rates and liabilities.
Net Loss
     The net loss for the first quarter of 2010 improved 67% to $(193,000), compared to $(590,000) in the first quarter of 2009. This reduction in the net loss of 67% was due primarily to improved margins and substantial reductions in SG&A spending. The resulting quarterly loss per share improved to $(0.04) in the first quarter of 2010 compared to $(0.11) per share for the corresponding period in 2009.
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
Liquidity and Capital Resources
     For the three months ended March 31, 2010, we decreased our cash by $192,000. Cash was utilized for seasonal working capital requirements and third-party debt service requirements. The source for the additional cash consumed related to increased borrowings under our revolving credit facility. The Company is in compliance with all covenants under both credit facilities. When necessary, we plan in the future to seek additional financing from banks, or through public offerings or private placements of debt or equity securities, strategic relationships, or other arrangements. In the event we fail to meet our financial covenants with our banks, we may not have access through our line of credit to sufficient working capital to pursue our growth strategy, or if our covenant non-compliance triggers a default, our loans may be called requiring the repayment of all amounts on our loans.

Operating Activities
     Cash utilized in our operating activities for the three months ended March 31, 2010 was $1.3 million compared to $2.3 million for the corresponding period in 2009. For the three months ended March 31, 2010, cash outflows consisted primarily of seasonal increases in prepaid catalogs and other current assets of $0.6 million, inventory increases of $0.4 million, as well as reductions in accrued expenses, other current liabilities and income taxes payable of $0.7 million. The results of operations consisted of the net loss, non-cash expenses of depreciation, amortization, non-cash interest and other expenses, totaling $0.1 million of cash. For the three months ended March 31, 2009, cash utilized by our operating activities was $2.3 million. Cash outflows consisted primarily of seasonal increases in prepaid catalogs and other current assets of $1.3 million, inventory increases of $1.1 million due to seasonal expansion and the opening of one new store, as well as reductions in accrued expenses, other current liabilities and income taxes payable of $0.5 million. The results of operations consisted of the net loss, non-cash expenses of depreciation, amortization, non-cash interest and other expenses, generating $0.1 million of cash.
Investing Activities
     Cash generated from our investing activities was $19,000 for the three months ended March 31, 2010 compared to utilizing $245,000 for the corresponding period in 2009. For both periods, investing activities consisted primarily of retail store build-out and equipment costs. Increases in investment activities, pending improvement in the current economic uncertainty, can be expected in future periods to outfit our new retail stores.
Financing Activities
     Net cash provided by our financing activities was $1.1 million for the three months ended March 31, 2010, compared to $2.3 million provided in the corresponding period in 2009. For the three months ended March 31, 2010, we funded our seasonal operating activities and investing activities with net borrowings of $1.3 million under our revolving credit facility. For the three months ended March 31, 2009, we funded our seasonal operating and investing activities with net borrowings of $2.3 million under our revolving credit facility.
Revolving Credit Facility
     On March 27, 2009, the Company amended its senior revolving credit facility with RBS Citizens Bank N.A. to adjust various covenant levels for fiscal year 2009, due to the on-going impact of the economic recession. In addition, the maximum amount to be borrowed was reduced from $18,000,000 to $14,000,000 in 2009, through June 2010, and will then reduce to $13,000,000 on June 30, 2010. As of March 31, 2010, the revolving credit facility borrowing limit was $14,000,000, subject to certain covenants, and the amount outstanding under the credit facility was $4,300,000 at the net revolver rate of 3.19%, and the unused amount available was $9,700,000. Borrowings are secured by substantially all of the Company’s assets. Under the terms of this credit facility, the Company is subject to various covenants. At March 31, 2010, the Company was in compliance with all of the original covenants under the credit facility. The Company and the bank amended the senior revolving credit agreement on May 10, 2010 to extend the loan, originally due in full in January 2011, to May, 2011.
Senior Subordinated Notes Payable and Warrants
     In December 2007, the Company entered into a subordinated loan agreement with BCA Mezzanine Fund, LP, Cephas Capital Partners, LP, and SEED Ventures, LP (jointly, the “Subordinated Holders”), which provided for the issuance of a senior subordinated note payable, which is due in full on December 11, 2012, for aggregate proceeds of $5,000,000. The note is subordinated in right of payment to existing and future senior debt ranks equal in right of payment with any future senior subordinated debt and is senior in right of payment to any future subordinated debt. Interest accrues at an annual rate of 14%, of which 12% is payable quarterly in arrears on the fifth business day of the following month. The remaining 2% per annum is deferrable, and if deferred, shall be compounded annually and due in full on December 11, 2012. As of March 31, 2010, the Company had deferred $274,793 of interest since inception. Prepayment on the principal amount due under the note may voluntarily be made at any time, plus accrued and unpaid interest and a prepayment fee of 3% if paid after December 11, 2009, and 0% if paid after December 11, 2010. As of March 31, 2010, the balance of the subordinated notes was $5,000,000. Under the terms of this senior subordinated credit facility, the Company is subject to various covenants. On March 27, 2009, the Company amended the subordinated loan agreement to adjust various covenant levels for fiscal year 2009, due to the on-going impact of the economic recession. At March 31, 2010, the Company was in compliance with all of its original covenants under the credit facility.

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
Critical Accounting Policies and Estimates
     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2009 Annual Report on Form 10-K, filed on March 31, 2010, in Note 2 of the Notes to the Consolidated Financial Statements and the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations; as supplemented by the disclosures in this Quarterly Report in the Notes to Condensed Consolidated Financial Statements. In addition, we define our same store sales to include sales from all stores open for a full fifteen months following a grand opening, or a conversion to a Dover-branded store.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
     At March 31, 2010, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended December 31, 2009. More detailed information concerning market risk can be found in Item 7A under the sub-caption “Quantitative and Qualitative Disclosures about Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 43 of our Annual Report on Form 10-K for the year ended December 31, 2009.
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

Interest Rate Sensitivity
     We had cash and cash equivalents totaling $540,000 at March 31, 2010. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We intend to maintain our portfolio of cash equivalents, including money market funds and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. As of March 31, 2010, all of our investments were held in money market funds and certificates of deposits.
     Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments, primarily certain borrowings under our revolving credit facility. The advances under this revolving credit facility bear a variable rate of interest determined as a function of the prime rate and the published LIBOR rate at the time of the borrowing. If interest rates were to increase by two percent, the additional interest expense as of March 31, 2010 would be approximately $86,000 annually. At March 31, 2010, $4,300,000 was outstanding under our revolving credit facility.

Item 4.	Controls and Procedures.
     Not Applicable.

Item 4T.	Controls and Procedures.
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
     Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     We maintain certain internal controls over financial reporting that are appropriate, in management’s judgment with similar cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
     From time to time, the Company is exposed to litigation relating to our products and operations. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material, adverse affect on the Company’s financial condition or results of operations.

Item 1A.	Risk Factors.
     An investment in our common stock involves a high degree of risk. You should carefully consider the specific risk factors listed under Part I, Item 1A of our Annual Report for the year ended December 31, 2009 on Form 10-K filed with the SEC on March 31, 2010, together with all other information included or incorporated in our reports filed with the Securities and Exchange Commission. Any such risks may materialize, and additional risks not known to us, or that we now deem immaterial, may arise. In such event, our business, financial condition, results of operations or prospects could be materially adversely affected. If that occurs, the market price of our common stock could fall, and you could lose all or part of your investment.
     This Quarterly Report on Form 10-Q includes or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the use of the words “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “estimates”, and other similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made. We have included important factors in the cautionary statements below that we believe could cause actual results to differ materially from the forward-looking statements contained herein. The forward-looking statements do not reflect the potential impact of any future acquisitions, mergers or dispositions. We do not assume any obligation to update any forward-looking statements contained herein. In addition to the list of significant risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, we continue to call your attention to the following information that might be considered material in evaluating the risks of our business and an investment in our common stock:
Our cost savings initiatives may have a negative impact on our market share in the short run.
     During 2009, through our cost-cutting efforts, we reduced operating expenses. Much of these savings have been achieved through decreased marketing expenditures and reductions in labor hours, which have continued through the first quarter of fiscal 2010. We believe these measures were necessary and appropriate to maintain the health of our business in response to current economic conditions. However, our cost-cutting measures may also have some negative effect on our market share in the short run.
Current economic conditions and the global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.
     For the five straight quarters ending December 31, 2009, the global economy experienced a significant contraction, with an almost unprecedented lack of availability of business and consumer credit. It is not clear when a sustained economic recovery will begin. The recent historical decrease and any future decrease in economic activity in the United States or in other regions of the world in which we do business could adversely affect our financial condition and results of operations. Continued and potentially increased volatility, instability and economic weakness and a resulting decrease in discretionary consumer and business spending may result in a reduction in our revenues. We currently cannot predict the extent to which our revenues may be impacted. In addition, financial difficulties experienced by our suppliers or distributors could result in product delays and discontinuances, a lack of new products, inventory challenges, and less favorable trade credit terms.
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
     During seasonal and cyclical changes in our revenue levels, to fund our retail growth strategy, and to fund increases in our direct business, we make use of our credit facilities, which are subject to EBITDA, total debt and related covenants. In the first quarter of fiscal 2009, prior to loan amendment, we would have failed to comply with one or more of these covenants. Subsequent to completion of our loan amendment, we were in compliance with all covenants associated with our revolving credit facility for the year ended December 31, 2009 and quarter ended March 31, 2010. If we are out of compliance with our covenants at the end of a fiscal period, it may adversely affect our growth prospects, require the consent of our lenders to open new stores, or in the worst case, trigger default and require the repayments of all amounts then outstanding on our loans. In the event of our insolvency, liquidation, dissolution or reorganization, the lenders under our revolving credit facility would be entitled to payment in full from our assets before distributions, if any, were made to our stockholders.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
     The Company did not issue or sell any equity securities in the three months ended March 31, 2010.

Item 3.	Defaults Upon Senior Securities.
     There were no defaults on the Company’s senior securities in the three months ended March 31, 2010.

Item 4.	[Reserved.]

Item 5.	Other Information.
     Not Applicable.

Item 6.	Exhibits.
Exhibit List

Number	Description

†10.67	Amended and Restated 2005 Equity Incentive Plan (attached to the Company’s Current Report on Form 8-K dated May 5, 2010 and filed with the SEC on May 10, 2010)

*10.68	Second Amendment to Loan and Security Agreement with RBS Citizens dated May 10, 2010

*31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

*31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

‡32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

‡	Furnished herewith.

†	Indicates a management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOVER SADDLERY, INC.
Dated: May 13, 2010	By:	/s/ Michael W. Bruns
Michael W. Bruns, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Description

†10.67	Amended and Restated 2005 Equity Incentive Plan (attached to the Company’s Current Report on Form 8-K dated May 5, 2010 and filed with the SEC on May 10, 2010)

*10.68	Second Amendment to Loan and Security Agreement with RBS Citizens dated May 10, 2010

*31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

*31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

‡32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

‡	Furnished herewith.

†	Indicates a management contract or compensatory plan or arrangement