Form 10-Q
period 2010-06-30
DOVER SADDLERY INC
filed 2010-08-13
CIK 1071625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended June 30, 2010
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
Yes ☐      No ☑
     Shares outstanding of the registrant’s common stock (par value $0.0001) on August 10, 2010: 5,277,161

DOVER SADDLERY, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
DOVER SADDLERY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)

	June 30,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$904	$732
Accounts receivable	706	827
Inventory	16,188	15,301
Prepaid catalog costs	713	1,164
Prepaid expenses and other current assets	1,086	780
Deferred income taxes	85	—

Total current assets	19,682	18,804
Net property and equipment	3,295	3,365
Other assets:
Deferred income taxes	691	709
Intangibles and other assets, net	722	684

Total other assets	1,413	1,393

Total assets	$24,390	$23,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation and outstanding checks	$612	$676
Accounts payable	1,798	2,305
Accrued expenses and other current liabilities	3,785	4,083
Income taxes payable	288	350
Deferred income taxes	—	22

Total current liabilities	6,483	7,436

Long-term liabilities:
Revolving line of credit	3,900	3,000
Subordinated notes payable, net	5,168	5,091
Capital lease obligation, net of current portion	149	132

Total long-term liabilities	9,217	8,223
Stockholders’ equity:
Common Stock, par value $0.0001 per share; 15,000,000 shares authorized; issued 5,277,161 as of June 30 ,2010 and 5,263,975 as of December 31, 2009	1	1
Additional paid in capital	45,291	45,181
Treasury stock, 795,865 shares at cost	(6,082)	(6,082)
Accumulated deficit	(30,520)	(31,197)

Total stockholders’ equity	8,690	7,903

Total liabilities and stockholders’ equity	$24,390	$23,562

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Revenues, net	$19,855	$19,110	$36,081	$35,511
Cost of revenues	12,404	12,049	22,783	22,764

Gross profit	7,451	7,061	13,298	12,747
Selling, general and administrative expenses	6,163	5,934	12,056	12,500

Income from operations	1,288	1,127	1,242	247
Interest expense, financing and other related costs, net	259	338	510	650
Other investment income, net	(423)	(26)	(420)	(19)

Income (loss) before income tax provision (benefit)	1,452	815	1,152	(384)
Provision (benefit) for income taxes	583	475	475	(134)

Net income (loss)	$869	$340	$677	$(250)

Net income (loss) per share
Basic	$0.16	$0.07	$0.13	$(0.05)

Diluted	$0.16	$0.06	$0.12	$(0.05)

Number of shares used in per share calculation
Basic	5,268,000	5,187,000	5,266,000	5,187,000
Diluted	5,454,000	5,259,000	5,425,000	5,187,000
See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	June 30,	June 30,
	2010	2009
Operating activities:
Net income (loss)	$677	$(250)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	372	403
Deferred income taxes	(89)	36
Income from investment in affiliates, net	(420)	(19)
Stock-based compensation	91	90
Non-cash interest expense	136	155
Changes in current assets and liabilities:
Accounts receivable	121	230
Inventory	(887)	133
Prepaid catalog costs and other current assets	145	110
Accounts payable	(507)	(937)
Accrued expenses, other current liabilities and income taxes payable	(360)	(371)

Net cash used in operating activities	(721)	(420)
Investing activities:
Distributions from investment in affiliate	330	—
Purchases of property and equipment	(214)	(281)
Investment in affiliates	(60)	—
Change in other assets	50	(25)

Net cash provided by (used in) investing activities	106	(306)
Financing activities:
Borrowings under revolving line of credit, net	900	500
Change in outstanding checks	(73)	242
Payment of financing costs	—	(40)
Payments on capital leases	(59)	(68)
Proceeds from exercise of stock options	19	—

Net cash provided by financing activities	787	634

Net (decrease) increase in cash and cash equivalents	172	(92)

Cash and cash equivalents at beginning of period	732	448

Cash and cash equivalents at end of period	$904	$356

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$376	$496

Income taxes	$627	$238

Supplemental disclosure of non-cash financing activities
Equipment acquired under capital leases	$85	$—

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
     The Company’s quarterly product sales, as a percentage of any calendar year’s results, have ranged from a low of approximately 20% to a high of approximately 32%. The beginning of the spring outdoor riding season in the northern half of the country has typically generated a slightly stronger second quarter of the year, and the holiday buying season has generated additional demand for the Company’s equestrian product line in the fourth quarter of the year. Revenues for the first and third quarters of the calendar year have tended to be somewhat lower than the second and fourth quarters. The Company anticipates that our revenues will continue to vary somewhat by this seasonal pattern.
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
     The Company views its operations and manages its business as one operating segment utilizing a multi-channel distribution strategy. Market channel revenues are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Revenues, net — direct	$12,901	$12,456	$24,603	$24,178
Revenues, net — retail stores	6,954	6,654	11,478	11,333

Revenues, net — total	$19,855	$19,110	$36,081	$35,511

     The accompanying condensed consolidated financial statements comprise those of the Company, its wholly-owned subsidiaries, and its investment in affiliates. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 are unaudited. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2009 and include all adjustments, consisting of only usual recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results expected for the full year ended December 31, 2010.
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

B. Accounting for Stock-Based Compensation
     The Company recognizes the fair value of compensation cost of stock-based awards on a straight-line basis over the vesting period of the award. Stock-based compensation for the three months ended June 30, 2010 and 2009 was $45,000 and $44,000, respectively. For the six months ended June 30, 2010 and 2009, stock-based compensation was $91,000 and $90,000, respectively.
     There was no activity related to stock option grants, exercises or forfeitures for the six months ended June 30, 2010, except for the exercise of 13,186 shares for proceeds of $19,722.
     The amount of stock-based compensation expense that may be recognized for outstanding, unvested options as of June 30, 2010 was approximately $357,000, to be recognized on a straight-line basis over the remaining weighted average vesting term of 2.4 years. As of June 30, 2010, the intrinsic value of all “in the money” outstanding options was approximately $420,000.
     The Company’s 2005 Equity Incentive Plan (“Plan”) was amended to increase the number of shares available under the plan by 500,000 shares and extend the term to April 6, 2020. A copy of the Amended and Restated 2005 Equity Incentive Plan, as approved by the stockholders on May 5, 2010, was filed as Exhibit 10.67 to the Company’s Current Report on Form 8-K filed with the Commission on May 10, 2010.
C. Inventory
     Inventory consists of finished goods in the Company’s mail-order warehouse and retail stores. The Company’s inventories are stated at the lower of cost, with cost determined by the first-in, first-out method, or net realizable value. The Company maintains a reserve for excess and obsolete inventory. This reserve was $95,000 as of June 30, 2010 and December 31, 2009. The Company continuously monitors the salability of its inventories to ensure adequate valuation of the related merchandise.
D. Advertising
     The Company recognizes deferred costs over the period of expected future revenue, which is less than one year. Deferred costs as of June 30, 2010 and December 31, 2009 were $713,000 and $1,164,000, respectively. The combined marketing and advertising costs charged to selling, general, and administrative expenses for the three months ended June 30, 2010 and 2009 were $1,795,000 and $1,996,000, respectively. For the six months ended June 30, 2010 and 2009, combined marketing and advertising costs charged to selling, general, and administrative expenses were $3,626,000 and $4,257,000, respectively.
E. Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The comprehensive income for the three months ended June 30, 2010 and 2009 was comprised entirely of the current period net income of $869,000 and $340,000, respectively. For the six months ended June 30, 2010 and 2009, the comprehensive income was comprised entirely of the current period net income of $677,000 and prior period net loss of $(250,000).
F. Net Income (Loss) Per Share
     A reconciliation of the number of shares used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Basic weighted average common shares outstanding	5,268	5,187	5,266	5,187
Add: Dilutive effect of assumed stock option and warrant exercises less potential incremental shares purchased under the treasury method	186	72	159	—
Diluted weighted average common shares outstanding	5,454	5,259	5,425	5,187

     For the three months ended June 30, 2010 and 2009, approximately 454,000 options and 728,000 options and warrants to acquire common stock were excluded from the diluted weighted average shares calculation as the effect of such options and warrants is anti-dilutive. For the six months ended June 30, 2010 and 2009, approximately 454,000 options and 955,000 options and warrants to acquire common stock were excluded from the diluted weighted average shares calculation as the effect of such options and warrants is anti-dilutive.
G. Financing Agreements
Revolving Credit Facility
     The $13,000,000 senior revolving credit facility, of which up to $2,000,000 can be in the form of letters of credit, bears interest at the base rate, announced from time to time by the bank, plus an applicable margin determined by the Company’s funded debt ratio. At June 30, 2010, the LIBOR rate (base rate) was 0.25%, plus the applicable margin of 2.70%. Interest is payable monthly. At its option, the Company may have all or a portion of the unpaid principal under the credit facility bear interest at various LIBOR or prime rate options.
     The Company is obligated to pay commitment fees of 0.25% per annum on the average daily, unused amount of the line of credit during the preceding quarter. All assets of the Company collateralize the senior revolving credit facility. Under the terms of the credit facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios, operating cash flows, current asset ratios, and capital expenditures. At June 30, 2010, the Company was in compliance with all of the original covenants under the credit facility. The Company and the bank amended the senior revolving credit agreement on August 10, 2010 to extend the loan to February 2012. The loan was originally due in full in January 2011.
     Previously, on March 27, 2009, the Company amended its senior revolving credit facility with RBS Citizens Bank N.A. to adjust various covenant levels for fiscal year 2009, due to the on-going impact of the economic recession. The maximum amount to be borrowed was reduced from $18,000,000 to $14,000,000 in 2009, through June 2010, and this was further reduced to $13,000,000 on June 30, 2010.
     At June 30, 2010, the Company had the ability to borrow $13,000,000 on the revolving line of credit, subject to certain covenants, of which $3,900,000 was outstanding, bearing interest at the net revolver rate of 2.95%. At December 31, 2009, the Company had the ability to borrow $14,000,000, of which $3,000,000 was outstanding, bearing interest at the net revolver rate of 3.18%.
Senior Subordinated Notes Payable and Warrants
     In December 2007, the Company issued $5,000,000 in senior subordinated notes payable. The notes are subordinated in right of payment to existing and future senior debt, rank equal in right of payment with any future senior subordinated debt and are senior in right of payment to any future subordinated debt. Interest accrues at an annual rate of 14%, of which 12% is payable quarterly in arrears. The remaining 2% per annum is deferrable, and if deferred, shall be compounded and due in full on December 11, 2012. As of June 30, 2010, the Company had deferred $299,793 of interest since loan inception. Prepayment on the principal amount due under the notes may voluntarily be made at any time, plus accrued and unpaid interest and a prepayment fee of 3% if paid after December 11, 2009, and 0% if paid after December 11, 2010.
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
     As of June 30, 2010, the net $5,168,000 subordinated notes, on the condensed consolidated balance sheet, reflect the $5,000,000 face value, plus the $299,793 in deferred interest less the remaining unamortized net discount of $131,668. As of December 31, 2009, the net $5,090,927 subordinated notes, on the condensed consolidated balance sheet, reflect the $5,000,000 face value, plus the $249,793 in deferred interest less the remaining unamortized net discount of $158,866.

     Under the terms of the subordinated note agreements, the Company is subject to certain covenants, including, among others, maximum funded debt ratios, operating cash flows, current asset ratios and capital expenditures. At June 30, 2010, the Company was in compliance with all of the original covenants. On March 27, 2009, the Company amended the senior subordinated loan agreement to adjust various covenant levels for the fiscal year 2009, due to the on-going impact of the economic recession.
Cash and Cash Equivalents
     The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Outstanding checks, net of cash balances in a single bank account, are classified as outstanding checks in current liabilities.
Financial Instruments
     The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, line of credit advances, and notes payable. The carrying value of cash and cash equivalents, accounts receivable, and accounts payable reflects fair value due to their short-term nature. The carrying value of the line of credit reflects fair value due to variable interest rates. The carrying value of the subordinated notes payable, as of June 30, 2010, is not materially different from the fair value of the notes.
H. Investment in Affiliates
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
     Dover recorded net earnings for the three months ended June 30, 2010 and 2009 of $423,052 and $25,509, respectively. For the six months ended June 30, 2010 and 2009 net earnings were recorded of $419,898 and $18,886, respectively. Dover’s share of HH’s net income, including the intangible asset customer list amortization (resulting from the purchase price allocation) and the non-recurring gain of $402,000 on the proceeds from a life insurance settlement contract on a former officer of HH, is reflected as other investment income, net in the accompanying condensed consolidated statements of operations. The Company also received a cash dividend of $330,000 from HH during the quarter ended June 30, 2010, reducing the investment carrying value. The resulting carrying value at June 30, 2010, was $363,306 and was included in intangibles and other assets, net in the accompanying condensed consolidated balance sheets.
     Under certain circumstances, the Company may have the right to acquire the remaining 60% of the common stock of Hobby Horse, at fair value as defined, which will begin as early as October 2010. The impact of any exercise of such option is likely to be immaterial.
     In May 2010, the Company launched a joint venture to provide equine pharmaceuticals to the equine marketplace. The venture, HorsePharm.com, LLC (HP) was established as a limited liability company, and Dover has a non-controlling interest of 50%. The Company accounts for this investment using the equity method. Thus, during the second quarter, Dover recorded its portion of the initial investment in HP of $60,000. Beginning in the third quarter of 2010 the Company will record net earnings for the joint venture. The carrying value at June 30, 2010, was $60,000, which is included in intangibles and other assets, net, in the accompanying condensed consolidated balance sheets.
I. Income Taxes
     At June 30, 2010, the Company maintains a liability of $30,000, for unrecognized tax benefits. Although the Company believes it has adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest. During the six months ended June, 2010 and 2009, the Company recognized nominal interest and penalty expenses.
     Tax years 2006 through 2009 remain subject to examination by the IRS, and 2007 through 2009 tax years remain subject to examination by Massachusetts, and 2006 through 2009 by various other jurisdictions.
J. Related Party Transactions
     On October 26, 2007, the disinterested members of the Audit Committee of the Board of Directors approved a $5,000,000 subordinated debt financing facility as part of a plan to refinance the Company’s former subordinated debt with Patriot Capital. The new sub-debt facility was led by BCA Mezzanine Fund, L.P., which participated at $2,000,000 (in which Company Board member Gregory Mulligan holds a management position and indirect economic interest). The current subordinated loans were consummated as of December 11, 2007. Except as noted above with respect to Mr. Mulligan, there is no relationship, arrangement or understanding between the Company and any of the Subordinated Holders or any of their affiliates, other than in respect of the loan agreement establishing and setting forth the terms and conditions of this mezzanine loan agreement. For the three and six months ended June 30, 2010 and 2009, the Company recognized $175,000 in each period in interest expense for the subordinated notes payable, of which $25,000 was accrued in each period as deferred interest, payable upon maturity. In September 2009, the Company modified certain terms of the warrants and reduced the exercise price to $2.75 per share. A charge of $36,000 was recognized in conjunction with the warrant modification. These warrant modifications were determined to be in the best interests of the Company, following review by the Audit Committee and approval of the Board of Directors, with Mr. Mulligan abstaining in both cases.
     In October of 2004, the Company entered into a lease agreement with a minority stockholder. The agreement, which relates to the Plaistow, NH retail store, is a five year lease with options to extend for an additional fifteen years. During the three months ended June 30, 2010 and 2009, the Company expensed in connection with this lease $46,000 and $49,000, respectively. During the six months ended June 30, 2010 and 2009, the Company expensed in connection with this lease $92,000 and $97,000, respectively. In addition, a related deposit of $18,750 is recorded as prepaid expenses and other current assets, as of June 30, 2010 and December 31, 2009.
     In order to expedite the efficient build-out of leasehold improvements in its new retail stores, the Company utilizes the services of a real estate development company owned by a non-executive Company employee and minority stockholder to source construction services and retail fixtures. Total payments made to the real estate development company for the three months ended June 30, 2010 and 2009, consisting primarily of reimbursements for materials and outside labor for the fit-up of stores, were $70,000 and $21,000, respectively. For the six months ended June 30, 2010 and 2009, reimbursements for materials and outside labor for the fit-up of stores, were $78,000 and $74,000, respectively.
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
     In connection with retail locations, the Company enters into various operating lease agreements, with escalating rental payments. The effects of variable rent disbursements have been expensed on a straight-line basis over the life of the lease. As of June 30, 2010 and December 31, 2009, there was approximately $400,000 and $348,000, respectively, of deferred rent recorded in accrued expenses and other current liabilities.
Contingencies
     From time to time, the Company is exposed to litigation relating to our products and operations. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material, adverse affect on our financial condition or results of operations.

L. Recent Accounting Pronouncements
     In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures). ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. ASU 2010-06 also requires disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements, and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this standard did not have a material effect on the Company’s financial statements.
     In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which is included in the FASB Accounting Standards Codification (the “ASC”) Topic 855 (Subsequent Events). ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued. ASU 2010-09 was effective upon the issuance of the final update and did not have a significant impact on the Company’s financial statements.
M. Subsequent Events
     The Company and RBS Citizens Bank N.A. amended the senior revolving credit agreement on August 10, 2010 to extend the loan to February 2012. This credit facility was originally due in full in January 2011.
     The Company has evaluated all events or transactions through the date of this filing. During this period, the Company did not have any other material subsequent events that impacted its consolidated financial statements.

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
Overview
     The Company is a leading specialty retailer and the largest direct marketer of equestrian products in the United States. For over 30 years, Dover Saddlery has been a premier upscale marketing brand in the English-style riding industry. We sell our products through a multi-market channel strategy, including direct and retail. This multi-market channel strategy has allowed us to use catalogs and our proprietary database of over two million names of equestrian enthusiasts as a primary marketing tool to increase catalog sales and to drive additional business to our e-commerce websites and retail stores.
     In the second quarter of 2010, the Company continued to benefit financially from the ongoing implementation of management’s cost reduction program. These measures helped to mitigate the continuing adverse impacts of the recent global recession and hesitant consumer confidence, which have resulted in a contraction in specialty retail consumer spending over the past two years. As a result, the Company has developed several short-term strategies to maintain or expand market share, reduce operating costs and reduce capital expenditures. As previously reported, in order to manage our way through these uncertain times, our retail expansion has been slowed, and we will be opportunistic in negotiating leases for the balance of 2010.

Consolidated Performance and Trends
     The Company reported net income in the second quarter of 2010 of $869,000 or $0.16 per diluted share, compared to net income of $340,000 or $0.06 per diluted share for the corresponding period in 2009.
     The second quarter of 2010 results reflect our continuing efforts to execute our growth strategy in the retail market channel where revenues increased 4.5% to $7.0 million in the quarter. This trend of increased revenue in the retail market channel may be slowed or eroded by delays in the execution of our new store expansion strategy, constraints in available capital, and interim declines in consumer demand at our retail stores impacted by lingering effects of the recent current global financial and credit crisis. The Company responds to fluctuations in revenues primarily by delaying the opening of new stores, adjusting marketing efforts and operations to support our retail stores and manage costs, as well as continuing to focus on our proprietary store optimization modeling to determine the rate and location of new store openings. Our direct market channel revenues increased 3.6%, to $12.9 million in the second quarter of 2010, due to improved consumer spending, with fewer catalogs mailed. We respond to fluctuations in our direct customers’ response by adjusting the quantities of catalogs mailed and other marketing and customer-related strategies and tactics in order to maximize revenues and manage costs. The reversal in the delays of our new store growth plan is dependent upon the response of our customers to these and evolving market conditions.
     In this time of continuing economic uncertainty, it is very difficult to accurately predict economic trends; however, as changing market conditions become clear, we will adapt our strategies to address these new conditions.
Single Reporting Segment
     The Company operates and manages its business as one operating segment utilizing a multi-channel distribution strategy.
Results of Operations
     The following table sets forth our unaudited results of operations as a percentage of revenues for the periods shown (1):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of revenues	62.5	63.0	63.1	64.1
Gross profit	37.5	37.0	36.9	35.9
Selling, general and administrative expenses	31.0	31.1	33.4	35.2
Income from operations	6.5	5.9	3.4	0.7
Interest expense, financing and other related costs, net	1.3	1.8	1.4	1.8
Other investment income, net	2.1	0.1	1.2	(0.1)
Income (loss) before income tax provision (benefit)	7.3	4.3	3.2	(1.1)
Provision (benefit) for income taxes	2.9	2.5	1.3	(0.4)
Net income (loss)	4.4	1.8	1.9	(0.7)

(1)	Certain of these amounts may not properly sum due to rounding

     The following table presents certain selected unaudited operating data (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Revenues, net — direct	$12,901	$12,456	$24,603	$24,178
Revenues, net — retail stores	6,954	6,654	11,478	11,333

Revenues, net — total	$19,855	$19,110	$36,081	$35,511

Other operating data:
Number of retail stores (1)	13	13	13	13
Capital expenditures	183	41	214	281
Gross profit margin	37.5%	37.0%	36.9%	35.9%
Adjusted EBITDA(2)	1,518	1,361	1,705	740
Adjusted EBITDA margin(2)	7.6%	7.1%	4.7%	2.1%

(1)	Includes twelve Dover-branded stores and one Smith Brothers store; the North Kingstown, RI Dover-branded store was opened in Q1 2009.

(2)	When we use the term “Adjusted EBITDA”, we are referring to net income minus interest income and other income plus interest expense, income taxes, non-cash stock-based compensation, non-cash goodwill impairment charge, depreciation, amortization and other investment income, net. We present Adjusted EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.
Adjusted EBITDA has some limitations as an analytical tool and you should not consider it in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities or any other measure calculated in accordance with U.S. generally accepted accounting principles. Some of the limitations are:
•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or capital commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the impact of an impairment charge that might be taken, when future results are not achieved as planned, in respect of goodwill resulting from any premium the Company might pay in the future in connection with potential acquisitions;

•	Adjusted EBITDA does not reflect the interest expense or cash requirements necessary to service interest or principal payments on our debt;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•	Although stock-based compensation is a non-cash charge, additional stock options might be granted in the future, which might have a future dilutive effect on earnings and EPS; and

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table reconciles net loss to Adjusted EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Net income (loss)	$869	$340	$677	$(250)
Depreciation	183	188	369	400
Amortization of intangible assets	2	2	3	3
Stock-based compensation	45	44	91	90
Interest expense, financing and other related costs, net	259	338	510	650
Other investment income, net	(423)	(26)	(420)	(19)
Provision (benefit) for income taxes	583	475	475	(134)

Adjusted EBITDA	$1,518	$1,361	$1,705	$740

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009
Revenues
     Total revenues increased 3.9% to $19.9 million for the three months ended June 30, 2010, up from $19.1 million for the corresponding period in 2009, an increase of $0.8 million. Revenues in our direct market channel were $12.9 million, an increase of $0.4 million, or 3.6% from the corresponding period in 2009. Revenues in our retail market channel increased $0.3 million, or 4.5%, to $7.0 million. The increase in our direct market channel was due to improved consumer spending, with fewer catalogs mailed. The increase in revenues from our retail market channel was due to improved consumer spending and promotions. Same store sales increased 3.7% over prior year.
Gross Profit
     Gross profit for the three months ended June 30, 2010 increased 5.5% to $7.5 million, from $7.1 million for the corresponding period in 2009. Gross profit, as a percentage of revenues, for the three months ended June 30, 2010 was 37.5% compared to 37.0% for the corresponding period in 2009. The increase in gross profit of $0.4 million was attributable to variations in overall product mix. The increase in gross profit as a percentage of revenues was attributable to variations in our overall product mix.
Selling, General and Administrative
     Selling, general and administrative expenses were $6.1 million for the three months ended June 30, 2010, up from the $5.9 million for the corresponding period in 2009; an increase of $0.2 million or 3.9%. As a percentage of revenues, SG&A expenses decreased to 31.0% of revenues, from 31.1% of revenues for the corresponding period in 2009. Planned increases in labor, marketing and facility costs were the primary reasons for the increased SG&A costs over the prior year.
Interest Expense
     Interest expense, including amortization of deferred financing costs attributed to our subordinated debt and revolving credit facility was reduced by 23% to $259,000 as a result of reduced debt levels achieved in 2009.
Other Investment Income
     Income from investments increased $397,000 mostly due to the non-recurring gain in the Hobby Horse investment attributable to the proceeds from a life settlement contract on a former Hobby Horse officer.

Income Tax Provision
     The provision for income taxes was $0.6 million for the three months ended June 30, 2010, reflecting an estimated tax provision of 40%, compared to $0.5 million for the corresponding period in 2009, reflecting an estimated tax provision of 58%. The effective tax provision for the quarters were based upon management’s best estimates of the estimated effective rates for the entire respective years, and are adjusted each quarter. The decreased estimated rate is primarily attributable to the impact of the non-taxable portion of the investment gain.
Net Income
     The net income for the second quarter of 2010 increased 156% to $869,000, compared to $340,000 in the second quarter of 2009. This increase in the net income of $529,000 was due primarily to increased revenues, improved margins and the non-recurring gain on investment. The resulting quarterly income per diluted share increased to $0.16 in the second quarter of 2010 compared to $0.06 per diluted share for the corresponding period in 2009.
Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009
Revenues
     Our total revenues were $36.1 million for the six months ended June 30, 2010, up from $35.5 million for the corresponding period in 2009, an increase of $0.6 million or 1.6%. Revenues in our direct market channel were $24.6 million, an increase of $0.4 million, or 1.8% from the corresponding period in 2009. Revenues in our retail market channel increased $0.2 million, or 1.3%, to $11.5 million. The increase in our direct market channel was due to improved consumer spending in the second quarter, with fewer catalogs mailed. The increase in revenues from our retail market channel was due primarily to improved consumer spending and promotions in the second quarter. Same store sales increased 0.5% over prior year, attributable to an improved second quarter.
Gross Profit
     Gross profit for the six months ended June 30, 2010 increased 4.3% to $13.3 million, from $12.7 million for the corresponding period in 2009. Gross profit, as a percentage of revenues, for the six months ended June 30, 2010 was 36.9% compared to 35.9% for the corresponding period in 2009. The increase in gross profit of $0.6 million was attributable to higher revenues in our market channels and variations in overall product mix. The increase in gross profit as a percentage of revenues was attributable to variations in our overall product mix.
Selling, General and Administrative
     Selling, general and administrative expenses were reduced 3.6% for the six months ended June 30, 2010 to $12.1 million compared to $12.5 million for the corresponding period in 2009; a savings of $0.4 million. As a percentage of revenues, SG&A expenses were reduced to 33.4% of revenues, from 35.2% of revenues for the corresponding period in 2009. Cost reductions in marketing catalog costs offset increases in facility costs in support of retail market channel revenue growth.
Interest Expense
     Interest expense, including amortization of deferred financing costs attributed to our subordinated debt and revolving credit facility, was reduced by 21% to $510,000 as a result of reduced debt levels achieved in 2009.
Other Investment Income
     Income from investments increased $401,000 mostly due to the non-recurring gain in the Hobby Horse investment attributable to the proceeds from a life settlement contract on a former Hobby Horse officer.

Income Tax Provision (Benefit)
     The provision for income taxes was $0.5 million for the six months ended June 30, 2010, reflecting an estimated tax provision of 41%, compared to a tax benefit of $(0.1) million for the corresponding period in 2009, reflecting an estimated tax benefit of 35%. The effective tax rates for the year to date periods were recorded based upon management’s best estimates of the estimated effective rates for the entire respective years, and are adjusted each quarter.
Net Income (Loss)
     The net income for the six months ended June 30, 2010 increased to $677,000 compared to a loss of $(250,000) for the corresponding period in 2009. This increase in profitability of $0.9 million was due primarily to increased revenues, improved margins, strategic cost reductions, and the non-recurring gain on investment. The resulting income per diluted share increased to $0.12 for the six months ended June 30, 2010 as compared to a loss per share of $(0.05) for the corresponding period in 2009.
Seasonality and Quarterly Fluctuations
     Since 2001, our quarterly product sales have ranged from a low of approximately 20% to a high of approximately 32% of any calendar year’s results. The beginning of the spring outdoor riding season in the northern half of the country has typically generated a slightly stronger second quarter of the year, and the holiday buying season has generated additional demand for our normal equestrian product lines in the fourth quarter of the year. Revenues for the first and third quarters of the calendar year have tended to be somewhat lower than the second and fourth quarters. We anticipate that our revenues will continue to vary somewhat by season. The timing of our new retail store openings has had, and is expected to continue to have, a significant impact on our quarterly results. We will incur one-time expenses related to the opening of each new store. As we opens new stores, (i) revenues may spike and then settle, and (ii) pre-opening expenses, including occupancy and management overhead, are incurred, which may not be offset by correlating revenues during the same financial reporting period. As a result of these factors, new retail store openings may result in temporary declines in operating profit, both in dollars and as a percentage of sales.
Liquidity and Capital Resources
     For the six months ended June 30, 2010, we increased our cash by $172,000. Cash was utilized primarily for seasonal working capital requirements and capital expenditures for retail store renovations. The source for the additional cash generated related to increased borrowings under our revolving credit facility, and from the non-recurring distribution from the Company’s affiliate funded by the proceeds from a life settlement contract on a former Hobby Horse officer. The Company is in compliance with all covenants under both credit facilities. When necessary, we plan in the future to seek additional financing from banks, or through public offerings or private placements of debt or equity securities, strategic relationships, or other arrangements. In the event we fail to meet our financial covenants with our banks, we may not have access through our line of credit to sufficient working capital to pursue our growth strategy, or if our covenant non-compliance triggers a default, our loans may be called requiring the repayment of all amounts on our loans.
Operating Activities
     Cash utilized from our operating activities for the six months ended June 30, 2010 was $0.7 million compared to $0.4 million for the corresponding period in 2009. For the six months ended June 30, 2010, cash outflows consisted primarily of seasonal increases in inventory of $0.9 million, reductions in accounts payable of $0.5 million and decreases in accrued expenses and other liabilities of $0.4 million. Cash inflows were attributable to the results of operations which consisted of the net income, non-cash expenses of depreciation, amortization, non-cash investment income, non-cash interest and other expenses, which totaled $0.8 million. For the six months ended June 30, 2009, cash outflows consisted primarily of decreases in accounts payable of $0.9 million, reductions in accrued expenses, other current liabilities and income taxes payable of $0.4 million, and decreases in prepaid catalogs and other current assets of $0.1 million. Cash inflows included reductions in accounts receivable and inventories. The results of operations consisted of the net loss, non-cash expenses of depreciation, amortization, non-cash interest and other expenses of $0.4 million.

Investing Activities
     Cash generated from our investing activities was $106,000 for the six months ended June 30, 2010 compared to utilized cash of $306,000 for the corresponding period in 2009. Investing activities included the non-recurring distribution from the Company’s Hobby Horse affiliate, retail store renovation costs and an investment in the Company’s joint venture HorsePharm. Increases in investment activities, pending improvement in the current economic uncertainty, can be expected in future periods to outfit our new retail stores.
Financing Activities
     Net cash provided by our financing activities was $0.8 million for the six months ended June 30, 2010, compared to $0.6 million provided in the corresponding period in 2009. For the six months ended June 30, 2010, we funded our seasonal operating activities with net borrowings of $0.9 million under our revolving credit facility. For the six months ended June 30, 2009, we funded our seasonal operating and investing activities with net borrowings of $0.5 million under our revolving credit facility.
Revolving Credit Facility
     On March 27, 2009, the Company amended its senior revolving credit facility with RBS Citizens Bank N.A. to adjust various covenant levels for fiscal year 2009, due to the on-going impact of the economic recession. In addition, the maximum amount to be borrowed was reduced from $18,000,000 to $14,000,000 in 2009, through June 2010, and was further reduced to $13,000,000 on June 30, 2010. As of June 30, 2010, the revolving credit facility borrowing limit was $13,000,000, subject to certain covenants, and the amount outstanding under the credit facility was $3,900,000 at the net revolver rate of 2.95%, and the unused amount available was $9,100,000. Borrowings are secured by substantially all of the Company’s assets. Under the terms of this credit facility, the Company is subject to various covenants. At June 30, 2010, the Company was in compliance with all of the original covenants under the credit facility. The Company and the bank amended the senior revolving credit agreement on August 10, 2010 to extend the loan to February 2012. The loan was originally due in full in January 2011.
Senior Subordinated Notes Payable and Warrants
     In December 2007, the Company entered into a subordinated loan agreement with BCA Mezzanine Fund, LP, Cephas Capital Partners, LP, and SEED Ventures, LP (jointly, the “Subordinated Holders”), which provided for the issuance of a senior subordinated note payable, which is due in full on December 11, 2012, for aggregate proceeds of $5,000,000. The note is subordinated in right of payment to existing and future senior debt ranks equal in right of payment with any future senior subordinated debt and is senior in right of payment to any future subordinated debt. Interest accrues at an annual rate of 14%, of which 12% is payable quarterly in arrears on the fifth business day of the following month. The remaining 2% per annum is deferrable, and if deferred, shall be compounded annually and due in full on December 11, 2012. As of June 30, 2010, the Company had deferred $299,793 of interest since inception. Prepayment on the principal amount due under the note may voluntarily be made at any time, plus accrued and unpaid interest and a prepayment fee of 3% if paid after December 11, 2009, and 0% if paid after December 11, 2010. As of June 30, 2010, the balance of the subordinated notes was $5,000,000. Under the terms of this senior subordinated credit facility, the Company is subject to various covenants. On March 27, 2009, the Company amended the subordinated loan agreement to adjust various covenant levels for fiscal year 2009, due to the on-going impact of the economic recession. At June 30, 2010, the Company was in compliance with all of its original covenants under the credit facility.
     Simultaneously with the issuance of this note, the Company issued warrants to the Subordinated Holders, exercisable at any time after December 11, 2007, for an initial 118,170 shares of common stock at an initial exercise price of $3.96 per share. The number of shares to be received for the warrants, upon exercise, is subject to change in the event of additional equity issuances and/or stock splits. In September 2009, the Company modified certain terms of the warrants and reduced the exercise price to $2.75 per share.
Working Capital and Capital Expenditure Needs
     The Company believes existing cash, cash equivalents, expected cash to be provided by our operating activities, and funds available through our revolving credit facility will be sufficient to meet our currently planned working capital and capital expenditure needs over at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the expansion of our retail stores, the acquisition of new capabilities or technologies and the continuing market acceptance of our products. To the extent that existing cash, cash equivalents, cash from operations and cash from our revolving credit facility under the conditions and covenants of our credit facilities are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, businesses, services or technologies which we anticipate would require us to seek additional equity or debt financing, we may enter into these types of arrangements in the future. There is no assurance that additional funds would be available on terms favorable to us or at all.
Critical Accounting Policies and Estimates
     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2009 Annual Report on Form 10-K, filed on March 31, 2010, in Note 2 of the Notes to the Consolidated Financial Statements and the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations; as supplemented by the disclosures in this Quarterly Report in the Notes to Condensed Consolidated Financial Statements. In addition, we define our same store sales to include sales from all stores open for a full fifteen months following a grand opening, or a conversion to a Dover-branded store.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
     At June 30, 2010, there had not been a material change in any of the market risk information disclosed by the Company in our Annual Report on Form 10-K for the year ended December 31, 2009. More detailed information concerning market risk can be found in Item 7A under the sub-caption “Quantitative and Qualitative Disclosures about Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 43 of our Annual Report on Form 10-K for the year ended December 31, 2009.
     The Company’s objectives in managing our long-term exposure to interest rate and foreign currency rate changes are to limit the material impact of the changes on cash flows and earnings and to lower our overall borrowing costs. We have calculated the effect of a 10% change in interest rates over a month-long period for both our debt obligations and our marketable securities investments and determined the effect to be immaterial. We do not foresee or expect any significant changes in the management of foreign currency or interest rate exposures or in the strategies we employ to manage such exposures in the near future.
Foreign Currency Risk
     Nearly all of the Company’s revenues are derived from transactions denominated in U.S. dollars. We purchase products in the normal course of business from foreign manufacturers. As such, we have exposure to adverse changes in exchange rates associated with those product purchases, but this exposure has not been significant.
Interest Rate Sensitivity
     The Company has cash and cash equivalents totaling $904,000 at June 30, 2010. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We intend to maintain our portfolio of cash equivalents, including money market funds and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. As of June 30, 2010, all of our investments were held in money market funds and certificates of deposits.
     The Company’s exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments, primarily certain borrowings under our revolving credit facility. The advances under this revolving credit facility bear a variable rate of interest determined as a function of the prime rate and the published LIBOR rate at the time of the borrowing. If interest rates were to increase by two percent, the additional interest expense as of June 30, 2010 would be approximately $78,000 annually. At June 30, 2010, $3,900,000 was outstanding under our revolving credit facility.

Item 4.	Controls and Procedures.
     The Company’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
     Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     The Company maintains certain internal controls over financial reporting that are appropriate, in management’s judgment with similar cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     During 2009, through our cost-cutting efforts, we reduced operating expenses. Much of these savings have been achieved through decreased marketing expenditures and reductions in labor hours, which have continued through the second quarter of fiscal 2010. We believe these measures were necessary and appropriate to maintain the health of our business in response to current economic conditions. However, our cost-cutting measures may also have some negative effect on our market share in the short run.
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
     During seasonal and cyclical changes in our revenue levels, to fund our retail growth strategy, and to fund increases in our direct business, we make use of our credit facilities, which are subject to EBITDA, total debt and related covenants. In the first quarter of fiscal 2009, prior to loan amendment, we would have failed to comply with one or more of these covenants. Subsequent to completion of our loan amendment, we were in compliance with all covenants associated with our revolving credit facility for the year ended December 31, 2009 and for the three and six months ended June 30, 2010. If we are out of compliance with our covenants at the end of a fiscal period, it may adversely affect our growth prospects, require the consent of our lenders to open new stores, or in the worst case, trigger default and require the repayments of all amounts then outstanding on our loans. In the event of our insolvency, liquidation, dissolution or reorganization, the lenders under our revolving credit facility would be entitled to payment in full from our assets before distributions, if any, were made to our stockholders.
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
     The Company did not issue or sell any equity securities in the three months ended June 30, 2010, other than as the result of exercise in June 2010 of certain vested stock options by a senior executive officer of the Company, resulting in $19,722 of Additional Paid in Capital, which the Company applied in full for general working capital purposes during the three months ended June 30, 2010.

Item 3.	Defaults Upon Senior Securities.
     There were no defaults on the Company’s senior securities in the three months ended June 30, 2010.

Item 4.	[Reserved]

Item 5.	Other Information.
     In May 2010, the Company launched a joint venture to provide equine pharmaceuticals to the equine marketplace. The venture, HorsePharm.com, LLC (HP) was established as a limited liability company, and Dover has a non-controlling interest of 50%. The Company accounts for this investment using the equity method. Thus, during the second quarter, Dover recorded its portion of the initial investment in HP of $60,000. Beginning in the third quarter of 2010 we will record net earnings for the joint venture. The carrying value at June 30, 2010, was $60,000, which is included in intangibles and other assets, net, in the accompanying condensed consolidated balance sheets.
     The Company and RBS Citizens Bank N.A. amended the senior revolving credit agreement on August 10, 2010 to extend the loan to February 2012. This credit facility was originally due in full in January 2011. A copy of the bank amendment is attached hereto as Exhibit 10.69.

Item 6.	Exhibits.
Exhibit List

Number	Description
*10.69	Third Amendment to Loan and Security Agreement with RBS Citizens dated August 10, 2010

*31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

*31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

‡32.1	Certification by Chief Executive Officer and Chief Financial Officer of the Periodic Report Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

‡	Furnished herewith.

†	Indicates a management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOVER SADDLERY, INC.
Dated: August 13, 2010	By:	/s/ Michael W. Bruns
Michael W. Bruns, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Description
*10.69	Third Amendment to Loan and Security Agreement with RBS Citizens dated August 10, 2010

*31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

*31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

‡32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

‡	Furnished herewith.

†	Indicates a management contract or compensatory plan or arrangement