Form 10-Q
period 2010-09-30
DOVER SADDLERY INC
filed 2010-11-12
CIK 1071625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended September 30, 2010
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
Yes ☐ No ☑
     Shares outstanding of the registrant’s common stock (par value $0.0001) on November 9, 2010: 5,277,161

DOVER SADDLERY, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements.
DOVER SADDLERY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)

	September 30,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$676	$732
Accounts receivable	624	827
Inventory	16,159	15,301
Prepaid catalog costs	1,337	1,164
Prepaid expenses and other current assets	999	780
Deferred income taxes	61	—

Total current assets	19,856	18,804
Net property and equipment	3,176	3,365
Other assets:
Deferred income taxes	749	709
Intangibles and other assets, net	665	684

Total other assets	1,414	1,393

Total assets	$24,446	$23,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation and outstanding checks	$1,143	$676
Accounts payable	1,661	2,305
Accrued expenses and other current liabilities	3,974	4,083
Income taxes payable	26	350
Deferred income taxes	—	22

Total current liabilities	6,804	7,436

Long-term liabilities:
Revolving line of credit	3,261	3,000
Subordinated notes payable, net	5,207	5,091
Capital lease obligation, net of current portion	119	132

Total long-term liabilities	8,587	8,223
Stockholders’ equity:
Common Stock, par value $0.0001 per share; 15,000,000 shares authorized; issued 5,277,161 as of September 30, 2010 and 5,263,975 as of December 31, 2009	1	1
Additional paid in capital	45,336	45,181
Treasury stock, 795,865 shares at cost	(6,082)	(6,082)
Accumulated deficit	(30,200)	(31,197)

Total stockholders’ equity	9,055	7,903

Total liabilities and stockholders’ equity	$24,446	$23,562

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Revenues, net	$18,614	$18,545	$54,695	$54,056
Cost of revenues	11,525	11,744	34,308	34,507

Gross profit	7,089	6,801	20,387	19,549
Selling, general and administrative expenses	6,218	5,869	18,274	18,370

Income from operations	871	932	2,113	1,179
Interest expense, financing and other related costs, net	255	346	766	996
Other investment (income) loss, net	37	20	(384)	1

Income before income tax provision	579	566	1,731	182
Provision for income taxes	259	294	734	161

Net income	$320	$272	$997	$21

Net income per share
Basic	$0.06	$0.05	$0.19	$0.00

Diluted	$0.06	$0.05	$0.18	$0.00

Number of shares used in per share calculation
Basic	5,277,000	5,187,000	5,270,000	5,187,000
Diluted	5,386,000	5,247,000	5,413,000	5,233,000
See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended

	September 30,	September 30,
	2010	2009

Operating activities:
Net income	$997	$ 21
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	550	585
Deferred income taxes	(124)	(12)
Income from investment in affiliates, net	(382)	1
Stock-based compensation	136	135
Non-cash interest expense	205	259
Changes in current assets and liabilities:
Accounts receivable	203	173
Inventory	(858)	928
Prepaid catalog costs and other current assets	(392)	(214)
Accounts payable	(644)	(125)
Accrued expenses, other current liabilities and income taxes payable	(433)	(250)

Net cash provided by (used in) operating activities	(742)	1,501
Investing activities:
Distributions from investment in affiliate	330	—
Purchases of property and equipment	(271)	(386)
Investment in affiliates	(60)	—
Change in other assets	50	(27)

Net cash provided by (used in) investing activities	49	(413)
Financing activities:
Borrowings (payments) under revolving line of credit, net	261	(1,000)
Change in outstanding checks	459	50
Payment of financing costs	(12)	(40)
Payments on capital leases	(90)	(102)
Proceeds from exercise of stock options	19	—

Net cash provided by (used in) financing activities	637	(1,092)

Net decrease in cash and cash equivalents	(56)	(4)

Cash and cash equivalents at beginning of period	732	448

Cash and cash equivalents at end of period	$676	$444

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$562	$738

Income taxes	$1,182	$353

Supplemental disclosure of non-cash financing activities
Equipment acquired under capital leases	$85	$—

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
             The Company’s quarterly product sales, as a percentage of any calendar year’s results, have ranged from a low of approximately 20% to a high of approximately 32%. The beginning of the spring outdoor riding season in the northern half of the country has typically generated a slightly stronger second quarter of the year, and the holiday buying season in the fourth quarter has generated additional demand for the Company’s equestrian product line. Revenues for the first and third quarters of the calendar year have tended to be somewhat lower than in the second and fourth quarters. The Company anticipates that our revenues will continue to vary somewhat by this seasonal pattern.
             The Company offers a comprehensive selection of products required to compete with and own, ride and train a horse, selling from under $1.00 to over $7,000. The Company’s equestrian product line includes a broad variety of separate items, such as saddles, tack, specialized apparel, footwear, horse clothing, horse health and stable products. Separate reporting of the revenues of these numerous items is not practical.
             The Company views its operations and manages its business as one operating segment utilizing a multi-channel distribution strategy. Market channel revenues are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Revenues, net – direct	$11,654	$11,864	$36,257	$36,042
Revenues, net – retail stores	6,960	6,681	18,438	18,014

Revenues, net – total	$18,614	$18,545	$54,695	$54,056

             The accompanying condensed consolidated financial statements comprise those of the Company, its wholly-owned subsidiaries, and its investment in affiliates. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 are unaudited. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2009 and include all adjustments, consisting of only usual recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results expected for the full year ended December 31, 2010.
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

B.  Accounting for Stock-Based Compensation
             The Company recognizes the fair value of compensation cost of stock-based awards on a straight-line basis over the vesting period of the award. Stock-based compensation for the three months ended September 30, 2010 and 2009 was $45,000 and $44,000, respectively. For the nine months ended September 30, 2010 and 2009, stock-based compensation was $136,000 and $135,000, respectively.
             There was no activity related to stock option grants, exercises or forfeitures for the nine months ended September 30, 2010, except for the forfeiture of an option to purchase 3,315 shares and the exercise of 13,186 shares for proceeds of $19,722.
             The amount of stock-based compensation expense that may be recognized for outstanding, unvested options as of September 30, 2010 was approximately $312,000, to be recognized on a straight-line basis over the remaining weighted average vesting term of 2.2 years. As of September 30, 2010, the intrinsic value of all “in the money” outstanding options was approximately $335,000.
C.  Inventory
             Inventory consists of prepaid, finished goods in transit and finished goods in the Company’s mail order warehouse and retail stores. The Company’s inventories are stated at the lower of cost, with cost determined by the first-in, first-out method, or net realizable value. The Company maintains a reserve for excess and obsolete inventory. This reserve was $95,000 as of September 30, 2010 and December 31, 2009. The Company continuously monitors the salability of its inventories to ensure adequate valuation of the related merchandise.
D.  Advertising
             The Company recognizes deferred costs over the period of expected future revenue, which is less than one year. Deferred costs as of September 30, 2010 and December 31, 2009 were $1,337,000 and $1,164,000, respectively. The combined marketing and advertising costs charged to selling, general, and administrative expenses for the three months ended September 30, 2010 and 2009 were $1,712,000 and $1,802,000, respectively. For the nine months ended September 30, 2010 and 2009, combined marketing and advertising costs charged to selling, general, and administrative expenses were $5,338,000 and $6,059,000, respectively.
E.  Comprehensive Income
             Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The comprehensive income for the three months ended September 30, 2010 and 2009 was comprised entirely of the current period net income of $320,000 and $272,000, respectively. For the nine months ended September 30, 2010 and 2009, the comprehensive income was comprised entirely of the current period net income of $997,000 and $21,000, respectively.
F.  Net Income per Share
             A reconciliation of the number of shares used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Basic weighted average common shares outstanding	5,277	5,187	5,270	5,187
Add: Dilutive effect of assumed stock option and warrant exercises less potential incremental shares purchased under the treasury method	109	60	143	46
Diluted weighted average common shares outstanding	5,386	5,247	5,413	5,233

             For the three and nine months ended September 30, 2010 approximately 454,000 options to acquire common stock were excluded from the diluted weighted average shares calculation as the effect of such options are anti-dilutive. For the three and nine months ended September 30, 2009 approximately 573,000 options and warrants to acquire common stock were excluded from the diluted weighted average shares calculation as the effect of such options and warrants is anti-dilutive.
G.  Financing Agreements
Revolving Credit Facility
             The $13,000,000 senior revolving credit facility, of which up to $2,000,000 can be in the form of letters of credit, bears interest at the base rate, announced from time to time by the bank, plus an applicable margin determined by the Company’s funded debt ratio. At September 30, 2010, the LIBOR rate (base rate) was 0.26%, plus the applicable margin of 2.70%. Interest is payable monthly. At its option, the Company may have all or a portion of the unpaid principal under the credit facility bear interest at various LIBOR or prime rate options.
             The Company is obligated to pay commitment fees of 0.25% per annum on the average daily, unused amount of the line of credit during the preceding quarter. All assets of the Company collateralize the senior revolving credit facility. Under the terms of the credit facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios, operating cash flows, current asset ratios, and capital expenditures. At September 30, 2010, the Company was in compliance with all of the original covenants under the credit facility. The Company and the bank amended the senior revolving credit agreement on August 10, 2010 to extend the loan to February 2012. The loan was originally due in full in January 2011.
             Previously, on March 27, 2009, the Company amended its senior revolving credit facility with the bank to adjust various covenant levels for fiscal year 2009, due to the on-going impact of the economic recession. The maximum amount to be borrowed was reduced from $18,000,000 to $14,000,000 in 2009, through June 2010, and this was further reduced to $13,000,000 on June 30, 2010.
             At September 30, 2010, the Company had the ability to borrow $13,000,000 on the revolving line of credit, subject to certain covenants, of which $3,261,000 was outstanding, bearing interest at the net revolver rate of 2.96%. At December 31, 2009, the Company had the ability to borrow $14,000,000, of which $3,000,000 was outstanding, bearing interest at the net revolver rate of 3.18%.
Senior Subordinated Notes Payable and Warrants
             In December 2007, the Company issued $5,000,000 in senior subordinated notes payable. The notes are subordinated in right of payment to existing and future senior debt, rank equal in right of payment with any future senior subordinated debt and are senior in right of payment to any future subordinated debt. Interest accrues at an annual rate of 14%, of which 12% is payable quarterly in arrears. The remaining 2% per annum is deferrable, and if deferred, shall be compounded and due in full on December 11, 2012. As of September 30, 2010, the Company had deferred $325,000 of interest since notes inception. Prepayment on the principal amount due under the notes may voluntarily be made at any time, plus accrued and unpaid interest and a prepayment fee of 3% if paid after December 11, 2009, and 0% if paid after December 11, 2010.
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
             As of September 30, 2010, the net $5,207,000 value of the subordinated notes, on the condensed consolidated balance sheet, reflect the $5,000,000 face value, plus the $325,000 in deferred interest less the remaining unamortized net discount of $118,000. As of December 31, 2009, the net $5,091,000 value of the subordinated notes, on the condensed consolidated balance sheet, reflect the $5,000,000 face value, plus the $250,000 in deferred interest less the remaining unamortized net discount of $159,000.

             Under the terms of the subordinated note agreements, the Company is subject to certain covenants, including, among others, maximum funded debt ratios, operating cash flows, current asset ratios and capital expenditures. At September 30, 2010, the Company was in compliance with all of the original covenants. On March 27, 2009, the Company amended the senior subordinated loan agreement to adjust various covenant levels for the fiscal year 2009, due to the on-going impact of the economic recession.
Cash and Cash Equivalents
             The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Outstanding checks, net of cash balances in a single bank account, are classified as outstanding checks in current liabilities.
Financial Instruments
             The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, line of credit advances, and notes payable. The carrying value of cash and cash equivalents, accounts receivable, and accounts payable reflects fair value due to their short-term nature. The carrying value of the line of credit reflects fair value due to variable interest rates. The carrying value of the subordinated notes payable, as of September 30, 2010, is not materially different from the fair value of the notes.
H.  Investment in Affiliates
             On April 11, 2008, the Company acquired a significant non-controlling interest in Hobby Horse Clothing Company, Inc. (“HH”), in exchange for 81,720 shares of unregistered Dover common stock. The Company accounts for this investment using the equity method.
             The Company acquired 40% of the common stock of HH, a privately owned company. The total acquisition costs included $380,000 in common stock, as well as $33,300 in professional fees. The valuation of the Company’s stock was set using an average closing price of the Company’s common stock over the days immediately preceding and including the acquisition date. Based on the purchase allocation, the total acquisition cost of $413,300 was allocated to the fair value of the Company’s share of net assets acquired, including approximately $138,000 of intangible assets, which represents the difference between the cost and underlying equity in HH’s net assets at the date of acquisition.
             Dover’s share of HH’s net income, including the intangible asset customer list amortization (resulting from the purchase price allocation) and the non-recurring gain of $402,000 in June 2010 on the proceeds from a life insurance settlement contract on a former officer of HH, is reflected as other investment income, net in the accompanying condensed consolidated statements of operations. The Company also received a cash dividend of $330,000 from HH during the quarter ended June 30, 2010, reducing the investment carrying value. The Company recorded a net loss of $(24,011) for the three months ending September 30, 2010 and a net gain of $396,000 for the nine months ending September 30, 2010. The resulting carrying value at September 30, 2010, was $339,295 and was included in intangibles and other assets, net in the accompanying condensed consolidated balance sheets.
             Under certain circumstances, the Company has the right to acquire the remaining 60% of the common stock of Hobby Horse, at fair value as defined, for a period beginning October 2010 through January 2011. The impact of any exercise of such option is likely to be immaterial.
             In May 2010, the Company launched a joint venture to provide equine pharmaceuticals to the equine marketplace. The venture, HorsePharm.com, LLC (“HP”) was established as a limited liability company, and Dover has a non-controlling interest of 50%. The Company accounts for this investment using the equity method. Thus, during the second quarter, Dover recorded its portion of the initial investment in HP of $60,000. Beginning in the third quarter of 2010, when the Company began marketing HP products to it’s customers, the Company recorded a net loss of $(13,356) for its share of the joint venture’s operating results. The carrying value at September 30, 2010, was $46,644, which is included in intangibles and other assets, net, in the accompanying condensed consolidated balance sheets.

I.  Income Taxes
             At September 30, 2010, the Company maintains a liability of $30,000, for unrecognized tax benefits. Although the Company believes it has adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties. During the nine months ended September, 2010, the Company recognized nominal interest and penalty expenses.
             Tax years 2006 through 2009 remain subject to examination by the IRS, and 2007 through 2009 tax years remain subject to examination by Massachusetts, and 2006 through 2009 by various other jurisdictions.
J.  Related Party Transactions
             On October 26, 2007, the disinterested members of the Audit Committee of the Board of Directors approved a $5,000,000 subordinated debt financing facility as part of a plan to refinance the Company’s former subordinated debt with Patriot Capital. The new sub-debt facility was led by BCA Mezzanine Fund, L.P., which participated at $2,000,000 (in which Company Board member Gregory Mulligan holds a management position and indirect economic interest). The current subordinated notes were consummated as of December 11, 2007. Except as noted above with respect to Mr. Mulligan, there is no relationship, arrangement or understanding between the Company and any of the Subordinated Note Holders or any of their affiliates, other than in respect of the note agreement establishing and setting forth the terms and conditions of this mezzanine loan agreement. For the three and nine months ended September 30, 2010 and 2009, the Company recognized $175,000 in each period in interest expense for the subordinated notes payable, of which $25,000 was accrued in each period as deferred interest, payable upon maturity. In September 2009, the Company modified certain terms of the warrants and reduced the exercise price to $2.75 per share. A charge of $36,000 was recognized in conjunction with the warrant modification. These warrant modifications were determined to be in the best interests of the Company, following review by the Audit Committee and approval of the Board of Directors, with Mr. Mulligan abstaining in both cases.
             In October of 2004, the Company entered into a lease agreement with a minority stockholder. The agreement, which relates to the Plaistow, NH retail store, is a five-year lease with options to extend for an additional fifteen years. During the three months ended September 30, 2010 and 2009, the Company expensed in connection with this lease $46,000 and $47,000, respectively. During the nine months ended September 30, 2010 and 2009, the Company expensed in connection with this lease $138,000 and $144,000, respectively. In addition, a related deposit of $18,750 is recorded as prepaid expenses and other current assets, as of September 30, 2010 and December 31, 2009.
             In order to expedite the efficient build-out of leasehold improvements in its new retail stores, the Company utilizes the services of a real estate development company owned by a non-executive Company employee and minority stockholder to source construction services and retail fixtures. Total payments made to the real estate development company for the three months ended September 30, 2010 and 2009, consisting primarily of reimbursements for materials and outside labor for the fit up of stores, were $9,000 and $16,000, respectively. For the nine months ended September 30, 2010 and 2009, reimbursements for materials and outside labor for the fit up of stores, were $87,000 and $89,000, respectively.
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
             In connection with retail locations, the Company enters into various operating lease agreements, with escalating rental payments. The effects of variable rent disbursements have been expensed on a straight-line basis over the life of the lease. As of September 30, 2010 and December 31, 2009, there was approximately $418,000 and $348,000, respectively, of deferred rent recorded in accrued expenses and other current liabilities.

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
M.  Subsequent Events
             The Company has evaluated all events or transactions through the date of this filing. During this period, the Company did not have any material subsequent events that impacted its consolidated financial statements.
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
Overview
             The Company is a leading specialty retailer and the largest direct marketer of equestrian products in the United States. For over 30 years, Dover Saddlery has been a premier, upscale marketing brand in the English-style riding industry. We sell our products through a multi-market channel strategy, including direct and retail. This multi-market channel strategy has allowed us to use catalogs and our proprietary database of over two million names of equestrian enthusiasts as a primary marketing tool to increase catalog sales and to drive additional business to our e-commerce websites and retail stores.
             In the third quarter of 2010, the Company continued to benefit financially from the ongoing implementation of management’s cost reduction program. These measures helped to mitigate the continuing adverse impacts of the recent global recession and hesitant consumer confidence, which have resulted in a contraction in specialty retail consumer spending over the past two years. As a result, the Company has continued to implement several short-term strategies to reduce product costs and reduce capital expenditures while maintaining or continuing to expand market share. As previously reported, in order to manage our way through these uncertain times, our retail expansion has been slowed, and we will be opportunistic in negotiating leases for the balance of 2010.

Consolidated Performance and Trends
             The Company reported net income in the third quarter of 2010 of $320,000 or $0.06 per diluted share, compared to net income of $272,000 or $0.05 per diluted share for the corresponding period in 2009.
             The third quarter of 2010 results reflect our continuing efforts to execute our growth strategy in the retail market channel where revenues increased 4.2% to $7.0 million in the quarter. This trend of increased revenue in the retail market channel may be slowed or eroded by delays in the execution of our new store expansion strategy, constraints in available capital, and interim declines in consumer demand at our retail stores impacted by lingering effects of the recent current global financial and credit crisis. The Company responds to fluctuations in revenues primarily by delaying the opening of new stores, adjusting marketing efforts and operations to support our retail stores and managing costs. Our direct market channel revenues decreased 1.8%, to $11.6 million in the third quarter of 2010, due to lower unit volumes. We respond to fluctuations in our direct customers’ response by adjusting the quantities of catalogs mailed and other marketing and customer-related strategies and tactics in order to maximize revenues and manage costs. The reversal in the delays of our new store growth plan is dependent upon the response of our customers to these marketing strategies and evolving market conditions.
             In this time of continuing economic uncertainty, it is very difficult to accurately predict economic trends; however, as changing market conditions become clear, we will adapt our strategies to address these new conditions.
Single Reporting Segment
             The Company operates and manages its business as one operating segment utilizing a multi-channel distribution strategy.
Results of Operations
             The following table sets forth our unaudited results of operations as a percentage of revenues for the periods shown (1):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of revenues	61.9	63.3	62.7	63.8
Gross profit	38.1	36.7	37.3	36.2
Selling, general and administrative expenses	33.4	31.6	33.4	34.0
Income from operations	4.7	5.0	3.9	2.2
Interest expense, financing and other related costs, net	1.4	1.9	1.4	1.8
Other investment (income) loss, net	0.2	0.1	(0.7)	0.1
Income before income tax provision	3.1	3.1	3.2	0.3
Provision for income taxes	1.4	1.6	1.3	0.3
Net income	1.7	1.5	1.8	—
(1)  Certain of these amounts may not properly sum due to rounding

The following table presents certain selected unaudited operating data (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Revenues, net – direct	$11,654	$11,864	$36,257	$36,042
Revenues, net – retail stores	6,960	6,681	18,438	18,014

Revenues, net – total	$18,614	$18,545	$54,695	$54,056

Other operating data:
Number of retail stores (1)	13	13	13	13
Capital expenditures	57	105	271	386
Gross profit margin	38.1%	36.7%	37.3%	36.2%
Adjusted EBITDA (2)	1,094	1,159	2,799	1,899
Adjusted EBITDA margin (2)	5.9%	6.2%	5.1%	3.5%
(1)	Includes twelve Dover-branded stores and one Smith Brothers store.

(2)	When we use the term “Adjusted EBITDA”, we are referring to net income minus interest income and other income plus interest expense, income taxes, non-cash stock-based compensation, depreciation, amortization and other investment income, net. We present Adjusted EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.
Adjusted EBITDA has some limitations as an analytical tool and you should not consider it in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities or any other measure calculated in accordance with U.S. generally accepted accounting principles. Some of the limitations are:
•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or capital commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the impact of an impairment charge that might be taken, when future results are not achieved as planned, in respect of goodwill resulting from any premium the Company might pay in the future in connection with potential acquisitions;

•	Adjusted EBITDA does not reflect the interest expense or cash requirements necessary to service interest or principal payments on our debt;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•	Although stock-based compensation is a non-cash charge, additional stock options might be granted in the future, which might have a future dilutive effect on earnings and EPS; and

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table reconciles net income to Adjusted EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Net income	$320	$272	$997	$21
Depreciation	176	181	545	580
Amortization of intangible assets	2	2	5	5
Stock-based compensation	45	44	136	135
Interest expense, financing and other related costs, net	255	346	766	996
Other investment (income) loss, net	37	20	(384)	1
Provision for income taxes	259	294	734	161

Adjusted EBITDA	$1,094	$1,159	$2,799	$1,899

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009
Revenues
             Total revenues increased $0.1 million, or 0.4%, to $18.6 million for the three months ended September 30, 2010 from $18.5 million for the three months ended September 30, 2009. During the period, revenues in our direct market channel decreased $0.2 million, or 1.8%, to $11.6 million. Revenues in our retail market channel increased $0.3 million, or 4.2%, from the corresponding period in 2009 to $7.0 million. The decrease in our direct market channel was due to lower unit volumes. The increase in revenues from our retail market channel was due to improved consumer spending and promotions. Same store sales for the period increased 3.2% over the prior year.
Gross Profit
             Gross profit for the three months ended September 30, 2010 increased $0.3 million, or 4.2%, to $7.1 million from $6.8 million for the corresponding period in 2009. Gross profit, as a percentage of revenues, for the three months ended September 30, 2010 increased 1.4% to 38.1% from 36.7% for the corresponding period in 2009. The increase in gross profit of $0.3 million was attributable to variations in overall product mix and improved product margins. The increase in gross profit and the increase in gross profit as a percentage of revenues were attributable to variations in our overall product mix.
Selling, General and Administrative
             Selling, general and administrative expenses increased of $0.3 million, or 5.9%, to $6.2 million for the three months ended September 30, 2010 from the $5.9 million for the corresponding period in 2009. SG&A expenses, as a percentage of revenues, increased to 33.4% of revenues from 31.6% of revenues for the corresponding period in 2009. Planned increases in labor and facility costs were the primary reasons for the increased SG&A costs over the prior year.
Interest Expense
             Interest expense, including amortization of deferred financing costs, attributed to our subordinated debt and revolving credit facility decreased by 26% to $255,000 as a result of reduced debt levels achieved in 2009.
Income Tax Provision
             The provision for income taxes was $0.3 million for the three months ended September 30, 2010, reflecting an estimated tax provision of 45%, compared to $0.3 million for the corresponding period in 2009, reflecting an estimated tax provision of 52%. The effective tax provision for the quarters were based upon management’s best estimates of the estimated effective rates for the entire respective years and are adjusted each quarter.

Net Income
             The net income for the third quarter of 2010 increased $48,000, or 17.8%, to $320,000, compared to $272,000 in the third quarter of 2009. This increase in the net income was due primarily to increased revenues in the retail channel and improved gross margin as a percentage of sales. The resulting quarterly income per diluted share increased to $0.06 in the third quarter of 2010 compared to $0.05 per diluted share for the corresponding period in 2009.
Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009
Revenues
             Our total revenues increased of $0.6 million, or 1.2%, to $54.7 million for the nine months ended September 30, 2010 from $54.1 million for the nine months ended September 30, 2009. Revenues in our direct market channel increased $0.2 million, or 0.6% , to $36.3 million from $36.0 million in the corresponding period in 2009. Revenues in our retail market channel increased $0.4 million, or 2.3%, to $18.4 million. The increase in our direct market channel was due to improved consumer spending in the second and third quarters, with fewer catalogs mailed. The increase in revenues from our retail market channel was due primarily to improved consumer spending and promotions. Same store sales for the nine month period increased 1.6% over prior year, attributable to improved second and third quarters.
Gross Profit
             Gross profit for the nine months ended September 30, 2010 increased $0.8 million, or 4.3%, to $20.4 million from $19.5 million for the corresponding period in 2009. Gross profit, as a percentage of revenues, for the nine months ended September 30, 2010 increased 1.1% to 37.3% from 36.2% for the corresponding period in 2009. The increase in gross profit of $0.8 million was attributable to variations in overall product mix and improved product margins. The increase in gross profit and the increase in gross profit as a percentage of revenues were attributable to variations in our overall product mix.
Selling, General and Administrative
             Selling, general and administrative expenses were reduced $0.1 million, or 0.5%, for the nine months ended September 30, 2010 to $18.3 million from $18.4 million for the corresponding period in 2009. SG&A expenses, as a percentage of revenues, were reduced to 33.4% of revenues from 34.0% of revenues for the corresponding period in 2009. Reductions in marketing catalog costs offset increases in labor costs and facility costs in support of retail market channel revenue growth.
Interest Expense
             Interest expense, including amortization of deferred financing costs attributed to our subordinated debt and revolving credit facility, was reduced by 23.1% to $766,000 as a result of reduced debt levels achieved throughout 2009 and maintained in 2010.
Other Investment Income
             Income from investments increased $384,000 mostly due to a one-time gain in the second quarter in the Hobby Horse investment attributable to the proceeds from a life settlement contract on a former Hobby Horse officer.
Income Tax Provision
             The provision for income taxes was $0.7 million for the nine months ended September 30, 2010, reflecting an estimated tax provision of 42%, compared to $0.2 million for the corresponding period in 2009, reflecting an estimated tax provision of 88%. The effective tax rates for the year to date periods were recorded based upon management’s best estimates of the estimated effective rates for the entire respective years, and are adjusted each quarter.

Net Income
              The net income for the nine months ended September 30, 2010 increased $976,000, or 4,648%, to $997,000 from $21,000 for the corresponding period in 2009. This increase in profitability of $1.0 million was due primarily to increased revenues, improved gross margin, strategic cost reductions and the one-time gain on investment in the second quarter. The resulting income per diluted share increased to $0.18 for the nine months ended September 30, 2010 as compared to $0.00 for the corresponding period in 2009.
Seasonality and Quarterly Fluctuations
              Since 2001, our quarterly product sales have ranged from a low of approximately 20% to a high of approximately 32% of any calendar year’s results. The beginning of the spring outdoor riding season in the northern half of the country has typically generated a slightly stronger second quarter of the year, and the holiday buying season in the fourth quarter has generated additional demand for our normal equestrian product lines. Revenues for the first and third quarters of the calendar year have tended to be somewhat lower than the second and fourth quarters. We anticipate that our revenues will continue to vary somewhat by season. The timing of our new retail store openings has had, and is expected to continue to have, a significant impact on our quarterly results. We will incur one-time expenses related to the opening of each new store. As we open new stores, (i) revenues may spike and then settle, and (ii) pre-opening expenses, including occupancy and management overhead, are incurred, which may not be offset by correlating revenues during the same financial reporting period. As a result of these factors, new retail store openings may result in temporary declines in operating profit, both in dollars and as a percentage of sales.
Liquidity and Capital Resources
              For the nine months ended September 30, 2010, our cash was reduced by $56,000. Cash was utilized primarily for seasonal working capital requirements and capital expenditures for retail store renovations. The source for cash generated related to increased borrowings under our revolving credit facility. The Company is in compliance with all covenants under both credit facilities. When necessary, we plan in the future to seek additional financing from banks, or through public offerings or private placements of debt or equity securities, strategic relationships, or other arrangements. In the event we fail to meet our financial covenants with our bank, we may not have access through our line of credit to sufficient working capital to pursue our growth strategy, or if our covenant non-compliance triggers a default, our loans may be called requiring the repayment of all amounts on our loans.
Operating Activities
              Cash utilized from our operating activities for the nine months ended September 30, 2010 was $0.7 million compared to cash provided by operating activities of $1.5 million for the corresponding period in 2009. For the nine months ended September 30, 2010, cash outflows consisted primarily of seasonal increases in inventory of $0.9 million, reduction in non-cash investment income of $0.4 million, reductions in accounts payable of $0.6 million, increases in prepaid and other assets of $0.4 million and decreases in accrued expenses and other liabilities of $0.4 million. Cash inflows were attributable to the results of operations which consisted of net income, non-cash expenses of depreciation, amortization, non-cash interest and other expenses, which totaled $1.7 million. For the nine months ended September 30, 2009, cash outflows consisted of an increase in accounts payable of $0.1 million, reductions in accrued expenses, other current liabilities and income taxes payable of $0.3 million, and increases in prepaid catalogs and other current assets of $0.2 million. Cash inflows for the nine months ended September 30, 2009 included reductions in accounts receivable and inventories.
Investing Activities
              Cash generated from our investing activities was $49,000 for the nine months ended September 30, 2010 compared to utilized cash of $413,000 for the corresponding period in 2009. Investing activities included retail store renovation costs, a dividend from the Hobby Horse investment and an investment in the Company’s joint venture with HorsePharm. Increases in investment activities, pending improvement in the current economic uncertainty, can be expected in future periods to outfit our new retail stores.

Financing Activities
              Net cash provided by our financing activities was $0.6 million for the nine months ended September 30, 2010, compared to utilized cash of $1.1 million in the corresponding period in 2009. For the nine months ended September 30, 2010, we funded our seasonal operating activities with net borrowings of $0.3 million under our revolving credit facility. For the nine months ended September 30, 2009, we utilized cash for our seasonal operating and investing activities to reduce our net borrowings by $1.0 million under our revolving credit facility.
Revolving Credit Facility
              On March 27, 2009, the Company amended its senior revolving credit facility with RBS Citizens Bank N.A. to adjust various covenant levels for fiscal year 2009, due to the on-going impact of the economic recession. In addition, the maximum amount to be borrowed was reduced from $18,000,000 to $14,000,000 in 2009, through June 2010, and was further reduced to $13,000,000 on June 30, 2010. As of September 30, 2010, the revolving credit facility borrowing limit was $13,000,000, subject to certain covenants, and the amount outstanding under the credit facility was $3,261,000 at the net revolver rate of 2.96%, and the unused amount available was $9,739,000. Borrowings are secured by substantially all of the Company’s assets. Under the terms of this credit facility, the Company is subject to various covenants. At September 30, 2010, the Company was in compliance with all of the original covenants under the credit facility. The Company and the bank amended the senior revolving credit agreement on August 10, 2010 to extend the loan to February 2012. The loan was originally due in full in January 2011.
Senior Subordinated Notes Payable and Warrants
              In December 2007, the Company entered into a subordinated loan agreement with BCA Mezzanine Fund, LP, Cephas Capital Partners, LP, and SEED Ventures, LP (jointly, the “Subordinated Holders”), which provided for the issuance of a senior subordinated note payable, which is due in full on December 11, 2012, for aggregate proceeds of $5,000,000. The note is subordinated in right of payment to existing and future senior debt ranks, equal in right of payment with any future senior subordinated debt and is senior in right of payment to any future subordinated debt. Interest accrues at an annual rate of 14%, of which 12% is payable quarterly in arrears on the fifth business day of the following month. The remaining 2% per annum is deferrable, and if deferred, shall be compounded annually and due in full on December 11, 2012. As of September 30, 2010, the Company had deferred $324,793 of interest since inception. Prepayment on the principal amount due under the note may voluntarily be made at any time, plus accrued and unpaid interest and a prepayment fee of 3% if paid after December 11, 2009, and 0% if paid after December 11, 2010. As of September 30, 2010, the balance of the subordinated notes was $5,000,000. Under the terms of this senior subordinated credit facility, the Company is subject to various covenants. On March 27, 2009, the Company amended the subordinated loan agreement to adjust various covenant levels for fiscal year 2009, due to the on-going impact of the economic recession. At September 30, 2010, the Company was in compliance with all of its original covenants under the credit facility.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
              At September 30, 2010, there had not been a material change in any of the market risk information disclosed by the Company in our Annual Report on Form 10-K for the year ended December 31, 2009. More detailed information concerning market risk can be found in Item 7A under the sub-caption “Quantitative and Qualitative Disclosures about Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 43 of our Annual Report on Form 10-K for the year ended December 31, 2009.
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
Interest Rate Sensitivity
              The Company has cash and cash equivalents totaling $676,000 at September 30, 2010. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We intend to maintain our portfolio of cash equivalents, including money market funds and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. As of September 30, 2010, all of our investments were held in money market funds and certificates of deposits.
              The Company’s exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments, primarily certain borrowings under our revolving credit facility. The advances under this revolving credit facility bear a variable rate of interest determined as a function of the prime rate and the published LIBOR rate at the time of the borrowing. If interest rates were to increase by two percent, the additional interest expense as of September 30, 2010 would be approximately $65,000 annually. At September 30, 2010, $3,261,000 was outstanding under our revolving credit facility.
Item 4.  Controls and Procedures.
              The Company’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
              Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
              The Company maintains certain internal controls over financial reporting that are appropriate, in management’s judgment with similar cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
              During 2009, through our cost-cutting efforts, we reduced operating expenses. Much of these savings have been achieved through decreased marketing expenditures and reductions in labor hours, which have continued through the third quarter of fiscal 2010. We believe these measures were necessary and appropriate to maintain the health of our business in response to current economic conditions. However, our cost-cutting measures may also have some negative effect on our market share in the short run.

Current economic conditions and the global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.
              For the five straight quarters ending December 31, 2009, the global economy experienced a significant contraction, with an almost unprecedented lack of availability of business and consumer credit. It is not clear when a sustained economic recovery will begin. The recent historical decrease and any future decrease in economic activity in the United States or in other regions of the world in which we do business could adversely affect our financial condition and results of operations. Continued and potentially increased volatility, instability and economic weakness and a resulting decrease in discretionary consumer and business spending may result in a reduction in our revenues. We currently cannot predict the extent to which our revenues may be impacted. In addition, financial challenges experienced by our suppliers or distributors could result in product delays and discontinuances, a lack of new products, inventory imbalances and/or cost increases, and less favorable trade credit terms.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
              The Company did not issue or sell any equity securities in the three months ended September 30, 2010.
Item 3.  Defaults Upon Senior Securities.
              There were no defaults on the Company’s senior securities in the three months ended September 30, 2010.
Item 4.  [Reserved]
Item 5.  Other Information.
              In May 2010, the Company launched a joint venture to provide equine pharmaceuticals to the equine marketplace. The venture, HorsePharm.com, LLC (HP) was established as a limited liability company, and Dover has a non-controlling interest of 50%. The Company accounts for this investment using the equity method. Thus, during the second quarter, Dover recorded its portion of the initial investment in HP of $60,000. Beginning this quarter we recorded a net loss of $(13,356) for the Company’s share of the joint venture’s operating results. The carrying value at September 30, 2010, was $46,644, which is included in intangibles and other assets, net, in the accompanying condensed consolidated balance sheets.

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

DOVER SADDLERY, INC.

Dated: November 12, 2010	By:	/s/ David R. Pearce

David R. Pearce, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Description

*31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

*31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

‡32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

‡	Furnished herewith.