Form 10-K
period 2010-12-31
DOVER SADDLERY INC
filed 2011-03-31
CIK 1071625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE YEAR ENDED DECEMBER 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-51624
Dover Saddlery, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3438294
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

525 Great Road, Littleton, MA	01460
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code:
(978) 952-8062
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of common stock held by non-affiliates of the registrant as of the close of the last business day of the registrant’s most recently completed second fiscal quarter was $12,297,187.
Shares outstanding of the Registrant’s common stock at March 22, 2011: 5,277,161
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Proxy Statement for the Annual Meeting of Stockholders of Dover Saddlery, Inc. to be held on May 5, 2011 which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2010, are incorporated by reference in Part III of this Form 10-K.

DOVER SADDLERY, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

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
The Company
Dover Saddlery, Inc., a Delaware corporation (the “Company”), is a leading specialty retailer and the largest multi-channel marketer of premium, equestrian products in the U.S. For over 35 years, Dover Saddlery has been a premier upscale brand in the English-style riding industry. We sell our products through a multi-channel strategy, including direct and retail. This multi-channel strategy has allowed us to use catalogs and our proprietary database of over two million names of equestrian enthusiasts as a primary marketing tool to increase catalog sales and to drive additional business to our e-commerce websites and retail stores.
The Company offers a comprehensive selection of products required to own, ride, train and compete with a horse, selling from under $1.00 to over $7,000 per product. The Company’s equestrian product line includes a broad variety of separate items such as saddles, tack, specialized apparel, footwear, horse clothing, horse health and stable products. Separate reporting of the revenues of these numerous items is not practical.
The Company has historically focused on the English-style riding market. The Company is known for providing the highest quality products for English-style riding, including premier brands such as Hermes, Ariat, Grand Prix, Mountain Horse, Passier and Prestige. The Company offers what we believe is the largest selection of exclusive and semi-exclusive equestrian products in the industry. To further broaden our offerings, the Company began selling into the Western-style riding market in 2002 under the Smith Brothers name.
The Company’s management team is highly experienced in both the direct and retail channels with an average of more than 35 years of equestrian experience. Since Stephen Day acquired an ownership interest in the Company and joined as the Company’s President and Chief Executive Officer, he and the rest of the management team have grown annual revenues from $15.6 million to $78.2 million from 1998 through 2010. Prior to joining the Company, Mr. Day was responsible for building the only other national English-style equestrian products direct marketing and retail company, State Line Tack.
The Company has positioned itself to capitalize on the synergies of adding a retail market channel to our direct market channel, consisting of catalogs and the Internet. By marketing our products across integrated, multiple shopping channels, we have strengthened our brand visibility and brand equity, expanded our customer database and increased revenues, profits and market share. While our catalog has been our primary marketing vehicle to increase Internet and store traffic, each of our channels has reinforced the other and generates additional customers.
Through the Company’s subsidiaries, as of December 31, 2010, the Company has operated twelve retail stores under the Dover Saddlery brand and one retail store under the Smith Brothers brand. We have identified additional market locations throughout the U.S., which we believe are attractive for our planned retail store expansion and can allow us to capitalize on the highly fragmented nature of the retail equestrian products market and to take advantage of our strong brand name recognition. These additional locations have been identified using our proprietary mathematical store-optimization model, which selects the locations nationwide with the strongest potential and optimizes distances between stores to enhance revenue potential. Our current targets are based on an optimization model of 50 locations, each utilizing one of three different store formats, depending on the location and revenue potential of the area. We believe that our proprietary mathematical store-optimization model assists us in locating potential retail sites and gives us a competitive advantage in finding optimal new store locations.

Based on our experience to date with opening new retail stores in areas where we have a high level of existing direct customers, as well as the experience of other multi-channel retailers, we believe that expanding the number of retail store locations and focusing on our multi-channel strategy are keys to our continued success. However, the significant challenges presented by the recent uncertainty in the economic outlook required us to delay this long-term expansion strategy for most of 2009 and 2010. This year, the Company intends to restart its store expansion campaign, and has indentified a few locations for consideration.
The Company’s mission is to grow our business by providing the most comprehensive offering of the highest quality, broadest range and most technically advanced equestrian tack, specialized apparel, horse care and stable products to serious equestrians, with a profitable and efficient operating model.
Our History
The Company was founded in 1975 by Jim and David Powers who were top-ranked, English riding champions on the U.S. Equestrian team. Jim Powers was also a member of the 1972 U.S. Olympic equestrian team. The brothers aimed to bring their unique understanding of higher level equestrian competitive needs to better serve the industry’s customers. As a result of their focus on quality and premium positioning for over 35 years Dover Saddlery earned its reputation as a premier, upscale brand in the English riding industry. The Powers opened the Wellesley, MA retail store in 1975 and began catalog operations in 1982.
By 1998, revenue had grown to approximately $15.6 million. In September 1998, Stephen Day, Dover’s President and Chief Executive Officer and a veteran of the equestrian products, direct marketing industry, and certain other new investors took a controlling interest in Dover. We launched our main website, www.doversaddlery.com, in 2000. In 2001, we moved our headquarters to Littleton, MA, and into a 68,000 square foot warehouse and office facility. Our second retail location under the Dover Saddlery name was opened in Hockessin, DE in 2002.
The Company’s management team identified the large Western-style equestrian market as a growth opportunity and, in 2002, acquired the Smith Brothers catalog and website, www.smithbrothers.com. In 2003, we acquired rights in the Miller’s Harness brand for use in catalog and Internet sales to target entry-level and lower-cost equestrian products customers. In 2004, we opened a Smith Brothers store in Denton, TX.
In April 2004, we expanded our Littleton, MA warehouse and office facility to 100,000 square feet and in April 2005, opened our third Dover Saddlery store in Plaistow, NH.
In June 2006, we acquired Dominion Saddlery and over the next nine months, remodeled, expanded, and converted Dominion’s four stores into Dover Saddlery stores. In September 2006, we opened our new Hunt Valley, MD store.
In 2007, the Company opened three Dominion stores under the Dover brand. We opened three stores and one store under the Dover brand in 2008 and 2009, respectively. No stores were opened in 2010. As of December 31, 2010, we operated twelve stores under the Dover Saddlery brand and one store under the Smith Brothers brand.
Competitive Strengths
The Company believes that we are uniquely positioned in the equestrian tack, specialized apparel and horse care and stable products industry to grow through our multi-channel strategy. We believe that we have numerous competitive strengths, including:
Experienced Management with a Track Record of Growth and Profitability: The Company was founded in 1975 and has over 35 years of operating history. Stephen Day joined the Company after successfully building and growing another equestrian products catalog and retailer, State Line Tack. Our management team has extensive experience in direct marketing and retail as well as an average of more than 35 years of equestrian experience. Since Stephen Day became president and chief executive officer in 1998, we have grown annual revenues from $15.6 million to $78.2 million.
Established Brand in English-Style Riding Equipment and Apparel: The Company is known for offering the highest quality products, the most comprehensive selection and excellent customer service. Since our founding over 30 years ago, we have built a reputation with a large and growing following in the equestrian products marketplace. Dover Saddlery is the only nationally recognized retail, multi-channel brand in the English-style equestrian products industry, and we believe our Dover Saddlery brand is a significant asset as we continue our retail store expansion and multi-channel growth strategy.

Leading Equestrian Products Retailer of Quality Tack: With over $78.2 million in 2010 revenues we believe we hold the largest market share among premium equestrian products retailers for equestrian tack and specialized equestrian apparel. The Dover Saddlery catalog is known by many customers as a leading source for English-style equestrian products, and the Smith Brothers catalog is becoming a strong force in the Western-style riding market.
Large, Detailed Customer Database: The Company believes that our proprietary database is one of the largest and most detailed in the industry. The database contains customers who have purchased from us over the last 25 years, including detailed purchasing history over the last 5 years and demographic information of such customers, and the names and addresses of individuals who have requested our catalogs, as well as other individuals with equestrian interests. This is a key competitive advantage and business-planning tool. It is also a barrier to entry since it could take years and could be very costly to duplicate.
Successful Multi-channel Strategy: The Company’s multi-channel strategy of using direct and retail market channels has enabled us to capture customer data, achieve operational synergies, provide a seamless and convenient shopping experience for our customers, cross-market our products and reinforce our brand across channels. Through our sophisticated customer database, we have observed that multi-channel customers have bought, on average, nearly three times more products per year than single-channel customers. To date, we have successfully executed on our strategy with the addition of eleven new stores bringing our Dover branded retail store count to twelve and adding a single Smith Brothers branded retail store.
Excellent Customer Service: The company-wide focus on exceptional customer service is integral to our success. We promote a culture of prompt, knowledgeable and courteous service and strive for a consistent customer experience across both order channels. Over 90% of our customer service and sales representatives are horse enthusiasts. Additionally, our representatives receive ongoing product training from merchandise suppliers and internal product specialists. We also have a policy of offering customers a 100% satisfaction guarantee. We believe that our well-trained, knowledgeable staff and our historical ability to fill approximately 95% of the items ordered within an average of 1.6 business days in 2010 from our in-stock inventory are some of the reasons why we have had historically low return rates and high repeat customer rates.
Attractive Customer Demographics: Dover Saddlery customers are primarily affluent females with a passion for the English-style riding sport. We believe them to be discerning, luxury-oriented customers who often choose to buy from us because of the high quality offering and prestige of owning the premier brands. Based on demographic data available to us, we believe that more than two-thirds of households that own horses have incomes above the national median household income of $49,777. Our customer base has been very loyal as demonstrated by high repurchase rates.
Significant Barriers to Entry: The Company enjoys significant barriers to entry including substantial costs of developing a useful customer database, efficient merchandising and fulfillment infrastructure, breadth of product offering and in-stock inventory levels, as well as the costs and time involved in building customer trust and brand recognition. The investments we have made in our brand, our customer database and proprietary mathematical store-optimization model and inventory replenishment set us apart from others in the industry.
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
Broad and Distinctive Selection of High Quality, Need-based Products at Competitive Prices with Rapid Order Fulfillment Capability: The Company has feature-rich, need-based, functional offerings encompassing virtually every product necessary to own, ride, train and compete with a horse. We differentiate ourselves from our competition by our vast breadth and depth of inventory. We offer products ranging from entry-level to premium brands. We carry premium brands, private label and non-branded products to meet the broad range of customer expectations and needs. Because a percentage of our products are characterized as “need-based” for the continued care of a horse, we believe that this contributes to a high degree of predictable buying patterns by our customers. In addition, approximately 85% of our products are not subject to obsolescence.
The Company’s large inventory has allowed us to ship approximately 95% of the items ordered within an average of 1.6 business days in 2010. We are also able to ship any product we offer to our retail stores on a rapid replenishment basis, effectively increasing our retail store inventory to match the assortment and depth of that is available from our catalogs. This provides our customers with the ability to walk into any of our retail stores and access our entire product offering. Competitors who maintain only one or even a few stores are unable to match the breadth, depth and availability of our $15.9 million in total inventory.

Growth Strategies
Having established ourselves as the largest multi-channel marketer in the premium equestrian products market, we are continuing our strategy to capitalize on our strong brand equity, take advantage of our comprehensive customer database, achieve operational synergies, cross market products and provide a seamless and convenient shopping experience across channels. We have observed that our multi-channel customers have bought, on average, nearly three times more product per year than single-channel customers, and, therefore, a multi-channel model is a key part of our strategy to grow our revenues, profits and market share. Our growth strategy includes several key components.
Open Dover Saddlery Retail Stores in Targeted Locations: As of December 31, 2010, the Company operated twelve Dover Saddlery branded stores targeted at the English-style, riding segment and one Smith Brothers branded store targeted at the Western-style, riding segment. The equestrian products market is estimated at $5.7 billion, yet no national, equestrian products, specialty retail chains exist and there are only a limited number of small, regional, multi-unit English equestrian products retailers. We have identified 50 locations throughout the U.S., which we believe are attractive for our retail store expansion and will allow us to capitalize on the highly fragmented nature of the retail equestrian products market and our strong brand name recognition. These locations have been identified using our proprietary, mathematical, store-optimization model, which selects the locations nationwide with the strongest potential and optimizes distances between stores to enhance revenue potential. The model optimizes distances between stores with concentrations of current customers. Our marketing efforts have provided detailed customer data regarding location and sales performance that has given us the ability to plan and perform extensive site analysis. Our current targets are based on an optimization model of 50 locations, each utilizing one of three different store formats, depending on the location and revenue potential of the area. We believe that our proprietary, mathematical, store-optimization model, which assists us in locating retail sites, will continue to give us a competitive advantage in finding attractive locations.
Expand Our Direct Market Channel: The Company’s catalog business drives traffic to our Internet store and retail market channel. We plan to expand our direct market channel business through marketing campaign initiatives to existing and new customers. We seek to increase the number of customers and prospects that receive a catalog, increase the numbers of customers buying through both market channels, and increase the amount each customer spends for our merchandise through the continued introduction of new products. We plan to continue to utilize web-based opportunities with promotional, targeted e-mails programs, refer-a-friend programs and on-line search engines. We intend to continue our practices of using banner advertising on qualified equestrian websites, of having links to and from qualified equestrian websites, and of sending prospect e-mails to qualified equestrian e-mail lists.
Enhance Our Product Mix: The Company carries premium branded, private label and non-branded equipment and accessories. We believe we have the largest collection of exclusive and semi-exclusive brands in the industry. We continually seek to expand our product offering to meet the needs of our customers and will seek to expand and enhance our product mix to increase revenues and the profitability of the business. Currently, we offer a broad selection of products under the Dover and other trademarks. We believe that these products offer a great value to our customers who have come to trust our quality.
Expand Further in the Western-Style Equestrian Products Market: While it is difficult to track industry data, the number of Western-style riders is believed to be at least four times the number of English-style riders in the U.S. We entered the Western-style equestrian products market through our acquisition of Smith Brothers in 2002 and opened a Smith Brothers retail store in 2004. We continue to assess expansion prospects for direct marketing and the number of prospective retail stores for the Western-style riding market.
2010 Accomplishments
In pursuit of our goals as the largest equestrian retailer of quality tack and specialty riding apparel, we accomplished the following in 2010:
•	Continued to enhance and expand the Dover Saddlery product offering
•	Implemented overhead efficiencies to enhance earnings
•	Maintained inventory while meeting optimal in-stock availability for our customers
•	Achieved the highest earnings in the Company’s history

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
According to American Sports Data, over 5.6% of the U.S. population, or 16.8 million people, ride horses with an average of 21.7 participating days per year, which exceeds participation in other popular outdoor sports, such as downhill skiing at 4.6% and 6.3 days and mountain biking at 2% and 18.1 days. There are many indicators that point to the continued growth of the equestrian products industry. A study by NFO Research indicated that 10% of U.S. households are involved in riding, an additional 5% were involved at one time and 18% would like to become involved. There has also been an increase in nationally televised programming of equestrian sports. NBC now broadcasts the International 3-day event from Lexington, KY (called Rolex) each year and in 2010, showed over 16 hours of events from the World Equestrian Games. The World Equestrian Games were held for the first time in the United States in September 2010.
There are very few dominant manufacturers and distributors and no dominant retailers in the equestrian products industry, creating a highly fragmented market. Of the approximately 10,000 U.S. equestrian products retailers, we believe that a majority of them are too small to develop multiple sales channels, deep inventories, automated inventory-control systems, extensive customer databases and brand equity, and are, therefore, unable to effectively control a significant portion of market share.
Direct Marketing
Direct marketing is a fast-growing, dynamic industry that includes sales generated through direct mail and the Internet.
Sales from catalog retailing grew rapidly during the 1990s at an annual rate of approximately 10% — twice the rate of conventional retailing. This growth was driven by several factors, including the emergence of strong direct marketing, such as L.L. Bean, consumers’ busier lifestyles, due in part to the substantial increase in the number of professional women; and the recent introduction of specialty catalogs tailored to niche audiences combined with more sophisticated mailing and customer targeting techniques.
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
The Internet is a key driver of targeting customers in our direct market channel. Industry research estimates that online sales in the U.S. reached $176 billion in 2010. This was an increase of 12.6% from 2009. As the price of personal computing declines and Americans become more technologically savvy, many are choosing to browse and buy over the Internet. Moreover, an increasing number of Internet users are turning to broadband service that allows faster, more convenient access to online shopping. Consumers are now turning to shopping via their cell phones, otherwise known as mobile commerce.
We believe that a large, highly fragmented industry with affluent, passionate horse enthusiasts presents us with the opportunity to use our reputation and multi-channel strategy to increase our market share and revenues in the future.
Customers
The Company’s English riding customers are primarily affluent females with a passion for the English riding sport. We believe them to be discerning, luxury-oriented customers who often choose to buy from us because of the high quality offering and prestige of owning the premier brands. Based on demographic data from the American Horse Council (AHC), we believe that more than two-thirds of households that own horses have incomes above the national median household income of $49,777 as reported by the 2009 U.S. Census. Our customer database provides for each customer a summary of the recency, frequency and monetary value of that customer’s orders as well as a detailed listing of each item the customer has ordered for the past five years. Our customers have been very loyal as demonstrated by high repurchase rates.

Our Multi-Channel Strategy
The Company has established itself as the largest multi-channel marketer of equestrian tack, specialized apparel, horse care and stable products in the U.S. and plans to continue our multi-channel retail strategy to capitalize on strong brand equity and utilize our customer database. This multi-channel strategy enables us to capture customer data, achieve operational synergies, provide a seamless and convenient shopping experience for our customers, cross market our products and reinforce our brand across channels. We believe that our strategy is working. Through the data captured by our sophisticated customer database, we have determined that multi-channel customers buy, on average, nearly three times more product per year than customers who only purchase through a single-channel. This is supported by the experiences of other successful multi-channel retailers such as Eddie Bauer and JC Penney. Eddie Bauer’s multi-channel customers spend, on average, approximately six times more than its single-channel customers and JC Penney’s multi-channel customers spend, on average, approximately five times more than its single-channel customers.
Our multi-channel business model has several key elements:
•
Our catalogs are targeted marketing tools which we use to obtain customers, gather customer demographic data, increase the visibility of the Dover Saddlery and Smith Brothers brands, increase visits to the Internet and drive traffic to our retail stores;

•
Utilize our large, information-rich customer database to cross market our products, prospect for customers, forecast sales, manage inventory, tailor catalog mailings and plan for our retail store expansion;

•
Use our proprietary mathematical store-optimization model to target the strongest markets nationwide and optimize store spacing for our retail location selection. Based on the latest customer data and actual store openings, our proprietary software maps out the entire country with our catalog sales and extrapolates ideal locations for our stores such that we can identify the greatest density of potential customers. The model is dynamic such that any change in a single location or number of total locations will impact site selection and estimated performance store chain wide; and

•
Use search engine optimization (“SEO”) and search engine marketing (“SEM”) to generate qualified Internet and mobile consumers. The Company also emails its customers to promote Internet and mobile sales.

Based on research of other similar multi-channel concepts, we believe that, when mature, the natural channel balance of a multi-channel retailer tends to stabilize with 60% to 80% of the sales coming from the retail market channel. This retail purchasing preference on the part of consumers is even more pronounced in the equestrian industry. Research by Frank N. Magid Associates, Inc. indicates that 80% of tack customers shop at retail stores. Since we currently have just under 33.3% of our total revenues coming from retail stores, we believe that there is significant opportunity to develop our multi-channel strategy and pursue our targeted retail store expansion. See “Retail Store Operations and Expansion”
Our experience from the Hockessin, DE store has shown that within two years of opening, direct sales from customers within a 30-mile radius of this store exceeded sales levels prior to its opening and led to sales of approximately 150% compounded annual growth over the first two years of operation.
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
The Company seeks to continually improve operating efficiencies to benefit our multiple market channels through our integrated planning, order management, fulfillment systems and economies of scale in cross-channel inventory processing and advertising. We continuously strive to enhance our efficiencies to provide a seamless, cross-channel experience to our customers, and achieve greater profitability.
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

Our direct market channel generated approximately $52.1 million in revenues in 2010 or 66.7% of our total Company revenues. Our proprietary database contains over two million names. We expect this database to continue to grow as we open additional retail locations.
Catalog
We mail our catalogs to individuals who have made purchases during the past five years. We also mail catalogs to new prospects obtained through our proprietary database of names we have compiled through sponsorships, trade associations, subscriber lists for equestrian publications, grassroots name gathering efforts, and outside rented lists.
We currently maintain two primary catalogs. The Dover Saddlery catalog caters to the mid to high-end, English-style, equestrian products customer. The Smith Brothers catalog is aimed at the Western-style, equestrian products customer.
Catalogs are sent regularly throughout the year to a carefully selected list of customers. We develop annually four distinct Dover Saddlery catalogs and variations of Smith Brothers catalogs, including a large annual catalog for each market.
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

•
Hunter/Jumper. This edition showcases the best saddles and tack used by world-class riders in the hunter/jumper ranks, whose participants jump fences in a stadium-jumping arena. At the highest level, these riders compete in Grand Prix jumping events for prize money of up to $1,000,000 per event.

Smith Brothers
The annual catalog for Smith Brothers is positioned as the “Premier Catalog for the Western Horseman”, and it is one of the more comprehensive offerings in the Western-style equestrian products market. We offer one general edition of the Smith Brothers annual catalog.
Internet
In July of 2000, we launched our website, www.doversaddlery.com. In February 2002, we acquired the Smith Brothers website, www.smithbrothers.com.
Our wired and mobile websites are integral to our multi-channel strategy. The websites reinforce our relationship with current catalog customers and are a fast growing source of new customers. New customers acquired through the websites have historically been highly responsive to subsequent catalog mailings and Internet marketing.
Our websites feature our entire product offering and enable us to better market to our customers and visitors by allowing different pages to be automatically shown to different types of individuals. This allows us to segment visitors into smaller, targeted groups, which in turn increases conversion rates from potential buyers to customers. Visitors are able to shop by their riding style, providing them with images of their passion and products suited to their niche.

We plan to continue to utilize web-based marketing campaigns with promotional, targeted e-mail programs, refer-a-friend programs, and online search engines, comparison shopping engine and banner advertising.
Retail Store Operations and Expansion
As of December 31, 2010, we operated twelve stores under the Dover Saddlery brand and one store under the Smith Brothers brand. We intend to expand our retail store operations going forward, primarily under the Dover Saddlery brand as the economy improves. We expect favorable retail store leasing costs and the availability of high quality real estate to provide ample store expansion opportunities in 2011 and beyond. We, therefore, will be focusing on our site selection efforts and lease negotiations in 2011.
Retail Store Locations
Dover Saddlery
New England
Plaistow, NH
Wellesley, MA
North Kingstown, RI
Mid-Atlantic
Hockessin, DE
Crofton, MD
Hunt Valley, MD
Branchburg, NJ
Chantilly, VA
Charlottesville, VA
Lexington, VA
South
Alpharetta, GA
Dallas, TX
Smith Brothers
Denton, TX
Our retail stores carry largely the same product mix as our catalogs and websites to promote convenience and shopping frequency. The broad selection of retail product and the availability of inventory from our warehouse allows for superior customer service. To the extent that a certain item is not physically available at a retail store, store personnel will work with the customer to ensure prompt in-store or home delivery of the item, according to the customer’s preference. Each store’s mission is to foster loyalty and provide face-to-face answers to customers’ questions. Sales staff are carefully selected and trained to provide accurate and helpful product information to the customer. In most cases, they are experienced equestrians.
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
A 9,000 to 12,000 square foot ‘A Store’ model assumes an average initial net investment of approximately $1.2 million, including approximately $140,000 of pre-opening costs and $500,000 of inventory. As of December 31, 2010, we had four A stores.

A 4,000 to 6,000 square foot ‘B Store’ model assumes an initial investment of approximately $0.85 million, including approximately $90,000 in pre-opening expenses and $450,000 in inventory, and is projected to generate approximately the same level of sales per square foot as the A Store model. As of December 31, 2010, we had six B stores.
A ‘C Store’ model is currently in development and will be targeted to be a smaller footprint of approximately 3,000 square feet, filling in key markets as appropriate. As of December 31, 2010, we had two C stores.
New stores may be established in existing leased space or newly constructed facilities.
Site Optimization
The Company has developed a proprietary mathematical store-optimization model to select locations for new stores. The model continuously optimizes distances between stores within concentrations of current customers and equestrian enthusiasts. Our proprietary database and procedures in our direct market channel provide detailed customer data regarding location and sales performance, which give us a significant competitive advantage over other traditional equestrian products retailers. This data, combined with our proprietary mathematical store-optimization model, helps us accurately and effectively identify markets and target specific locations that maximize potential revenue out of selected markets. Once we identify an optimal location by ZIP code, extensive site analysis follows, including major highway access and real estate considerations, to enhance the profitability potential for our stores.
Marketing
The Dover Saddlery and Smith Brothers catalogs are our primary branding and advertising vehicles. We believe our catalogs reinforce our brand image and drive sales in all of our market channels. Our direct market channel enables us to maintain a database of customer sales patterns and thus target segments of our customer base with specific marketing. Our customer database provides for each customer a summary of the recency, frequency and monetary value of that customer’s orders as well as a detailed listing of each item the customer has ordered over the past five years. Depending on the spending habits we identify through our customer database, we send certain customers special catalog editions and/or e-mails.
We market our websites by the use of paid and organic keywords and augmented natural search results. We seek beneficial links and are currently linked from hundreds of equine websites. Banner advertising is presently placed on the leading equestrian content sites and we have an active refer-a-friend program.
Other branding and advertising vehicles we employ include running print ads in local newspapers and trade magazines, sponsoring equestrian events and issuing press releases for major new product offerings. We also offer a Dover Saddlery branded credit card that allows our frequent customers to accumulate reward points that can be redeemed for discounts toward future purchases.
Order Processing and Fulfillment
Approximately half of the Company’s orders are received via the Internet, while the remaining orders are placed by telephone. We operate three customer service call centers located in Littleton, MA, North Conway, NH, and Denton, TX. All of our centers are linked to the same computer and telephone network and share a single customer database that includes a real-time recency, frequency and monetary value summary for each customer as well as a direct link to each customer’s line-item order history over the last five years. The order entry system is also directly linked to our inventory management system to ensure that product availability is real time.
The 100,000 square foot Littleton, MA warehouse and office facility also serves as our order fulfillment center.
Inventory
An additional way that we differentiate ourselves from our competition is through our breadth and depth of inventory. We believe our inventory is deeper than our competitors’, with $15.9 million in on-hand inventory as of December 31, 2010. With our extensive inventory position and rapid fulfillment capability, we have historically been able to fill approximately 95% of the items ordered within an average of 1.6 business days in 2010. Based on our inventory management systems, continuous monitoring of the products we carry and the fact that we carry very few fashion forward products, we have historically had little inventory turn obsolete. Despite the high level of inventory, our goal is to turn warehouse inventory three times per year and we historically have had no material inventory write-downs.

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
Product Mix and Merchandising
The Company’s feature-rich, need-based, functional products encompassing virtually every product necessary to own, ride, train and compete with a horse. We differentiate ourselves from our competition by our vast breadth and depth of product offerings. We offer products ranging from entry-level price points to the premium high-end, and carry leading brands, niche brands and private label brands to meet the broad range of customer expectations and needs. Our product mix has been relatively consistent over the last five years. We carry the premier names and the most comprehensive offering of the highest quality, broadest range and most technically advanced tack and related gear for serious equestrians. The sales pattern for equestrian products is fairly consistent from year to year. Introductions of new fashions are generally limited, making sales per item more relatively predictable. The low SKU turnover reduces inventory obsolescence and overstock risks.
Competition
The Company competes based on offering a broad selection of high quality products at competitive prices and superior customer service with knowledgeable staff for our customers. We believe that our annual direct sales and breadth of product offering are each significantly larger than that of our closest competitor. We believe that we benefit from significant barriers to entry with our established Dover Saddlery brand and with what we believe to be the industry’s most comprehensive database.
The retail market for equestrian products is highly fragmented with approximately 10,000 retail equestrian store locations nationwide. There are no national retail chains. Moreover, only a few regional multi-outlet stores compete in the market for equestrian products.
Seasonality
The Company experiences seasonal fluctuations in revenue and operating results. Due to buying patterns around the holiday season and a general slowdown during the later part of the summer months, our revenues are traditionally higher in the fourth quarter. In fiscal 2010, we generated 30.0% of our annual revenues during the fourth quarter.
Employees
At December 31, 2010 we had 497 employees; approximately 186 were employed full time. None of our employees are represented by a labor union or are parties to a collective bargaining agreement. We have not experienced any work stoppages and consider our relationship with our employees to be good.
Trademarks and Trade Secrets
The Company’s service marks and trademarks and variations thereon are registered, licensed or are subject to pending trademark applications with the United States Patent and Trademark Office. We believe our marks have significant value, and we intend to continue to vigorously protect them against infringement.
The Company maintains, as trade secrets, our database and our proprietary, mathematical, store-optimization, modeling software. We believe that these trade secrets provide a competitive advantage and a significant barrier to competition from equestrian marketers and retailers.
Available Information
The Company electronically files with the United States Securities and Exchange Commission (“SEC”) our annual, quarterly and current reports, amendments to those reports, our Proxy Statement and Annual Report to Stockholders’, as well as other documents. Our corporate Internet address is www.doversaddlery.com. Our website provides a hyperlink to a third party website, http://investor.shareholder.com/dovr/, through which our SEC Filings that we file electronically are available free of charge. We believe these reports are made available as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. We do not provide any information directly to the third party website, and we do not check its accuracy. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC, 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Copies of these reports can also be obtained from the SEC’s website at www.sec.gov.

Item 1A.	Risk Factors.
An investment in our common stock involves a high degree of risk. You should carefully consider these risk factors before buying or trading shares of our common stock. Any such risks may materialize, and additional risks not known to us, or that we now deem immaterial, may arise. In such event, our business, financial condition, results of operations or prospects could be materially adversely affected. If that occurs, the market price of our common stock could fall, and you could lose all or part of your investment.
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
The Company’s cost savings initiatives may have a negative impact on market share in the short run.
During 2009 and 2010, through our cost-cutting initiatives, we reduced operating expenses. Much of these savings were achieved through decreased marketing expenditures and reductions in labor hours. We believe these measures were necessary and appropriate to maintain the health of our business in response to current economic conditions. However, as we renew our efforts to stimulate demand, some of our historic cost-cutting measures may also have some negative effects on our ability to accelerate sales growth in the short run.
Current economic conditions and the global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.
Although the recession that started in December 2007 ended in 2009, the recovery has been uneven and slow. Unemployment is still at 9% in the U.S. It is not clear when a sustained robust economic recovery will begin. The recent historical decrease and any future decrease in economic activity in the United States or in other regions of the world in which we do business could adversely affect our financial condition and results of operations. Continued and potentially increased volatility, instability and economic weakness, together with political instability in emerging markets and potential higher energy and fuels costs and a resulting decrease in discretionary consumer and business spending may result in a reduction in our revenues. We currently cannot predict the extent to which our revenues may be impacted. In addition, financial challenges experienced by our suppliers or distributors could result in product delays and discontinuances, a lack of new products, inventory imbalances and/or cost increases, and less favorable trade credit terms.
The Company’s business may be adversely affected by pricing pressures from fluctuations in energy and/or commodity costs.
Fluctuations in the price, availability and quality of fabrics and other raw materials used to manufacture the Company’s products, as well as the price for labor and transportation have contributed to, and may continue to contribute to, ongoing pricing pressures throughout the Company’s supply chain. The price and availability of such inputs to the manufacturing process may fluctuate significantly, depending on several factors, including commodity costs (such as higher cotton prices), energy costs (such as fuel), inflationary pressures from emerging markets, increased labor costs, weather conditions and currency fluctuations. Any or all of these impacts could have a material adverse impact on the Company’s business, financial condition and results of operations. We may be unable to pass such price increases along to the Company’s customers and be unable to maintain the Company’s gross margins. In addition, the increase in energy and commodity costs could adversely affect consumer spending and demand for the Company’s products.

A decline in discretionary consumer spending and related externalities could reduce our revenues.
The Company’s revenues depend to a degree on discretionary consumer spending, which may decrease due to a variety of factors beyond our control. These include unfavorable general business, financial and economic conditions, increases in interest rates, increases in inflation and fuel/energy costs, stock market uncertainty, war, terrorism, fears of war or terrorism, increases in consumer debt levels and decreases in the availability of consumer credit, adverse or unseasonable weather conditions, adverse changes in applicable laws and regulations, increases in taxation, adverse unemployment trends and other factors that adversely influence consumer confidence and spending. Any one of these factors could result in adverse fluctuations in our revenues generally. Our revenues also depend on the extent to which discretionary consumer spending is directed towards recreational activities generally and equestrian activities and products in particular. Reductions in the amounts of discretionary spending directed to such activities would reduce our revenues.
The Company’s customers’ purchases of discretionary items, including our products, may decline during periods when disposable income is lower, or periods of actual or perceived unfavorable economic conditions. If this occurs, our revenues would decline, which may have a material adverse effect on our business.
Material changes in cash flow and debt levels may adversely affect our growth and credit facilities, require the immediate repayment of all our loans, and limit the ability to open new stores.
During seasonal and cyclical changes in our revenue levels, to fund our retail growth strategy, and to fund increases in our direct business, we make use of our credit facilities, which are subject to EBITDA, total debt and related covenants. If we are out of compliance with our covenants at the end of a fiscal period, it may adversely affect our growth prospects, require the consent of our lenders to open new stores or in the worst case, trigger a loan default and require the repayments of all amounts then outstanding on our loans. In the event of our insolvency, liquidation, dissolution or reorganization, the lenders under our revolving credit facility and term note would be entitled to payment in full from our assets before distributions, if any, were made to our stockholders.
In order to execute our retail store expansion strategy, we may need to borrow additional funds, raise additional equity financing or finance our planned expansion from profits. Our borrowings may be restricted by financial covenants; or we may also need to raise additional capital in the future to respond to competitive pressures or unanticipated financial requirements. We may not be able to obtain additional financing, including the extension or refinancing of our revolving credit facility, on commercially reasonable terms or at all. A failure to obtain additional financing or an inability to obtain financing on acceptable terms could require us to incur indebtedness at high rates of interest or with substantial restrictive covenants, including prohibitions on payment of dividends.
We may obtain additional financing by issuing equity securities that will dilute the ownership interests of existing shareholders. If we are unable to obtain additional financing, we may be forced to scale back operations or be unable to address opportunities for expansion or enhancement of our operations.
The Company’s market is highly competitive, and we may not continue to compete successfully.
The Company competes in a highly competitive marketplace with a variety of retailers, dealers and distributors. The equestrian products market is highly fragmented with approximately 10,000 retail store locations nationwide. Many of these are small businesses that have a loyal customer base that compete very effectively in their local markets. We plan to apply our historic disciplines to confront the significant competition that we face in each of our local markets. We may, therefore, not be able to generate sufficient sales to support our new retail store locations. There are also a significant number of sporting goods stores, mass merchandisers and other better funded companies that could decide to enter into or expand their equestrian products offerings. Liquidating inventory sales by our former competitors may cause us temporarily to lose business and perhaps even to lose customers. In addition, if our continuing competitors reduce their prices, we may have to reduce our prices in order to compete. Our cost cutting and overhead efficiency measures in fiscal 2010 may also have had some negative effect on our market share in the short run. We may be forced to increase our advertising or mail a greater number of catalogs in order to generate the same or even lower level of sales. Any one of these competitive factors could adversely affect our revenues and profitability. It is possible that increased competition or improved performance by our competitors may reduce our market share, may reduce our profit margin, and may adversely affect our business and financial performance in other ways.

If the economic recession continues or the Company cannot successfully execute our planned retail store expansion, our growth and profitability would be adversely impacted.
As of December 31, 2010, the Company had thirteen retail stores. In response to the recent economic recession, we placed on hold for part of 2009 and in 2010 our plan to rapidly increase the number of retail stores. A significant percentage of our projected future growth had been expected to be generated from new locations. If we experience continued delays in opening new stores, fail to select appropriate sites, encounter problems in opening new locations, or have trouble achieving anticipated sales volume in new locations, our growth and profitability will be adversely impacted. Furthermore, any one or more of the new stores we intend to open may not be profitable, in which event our operating results may suffer.
As the economy begins to rebound, our subsequent ability to expand our retail presence depends in part on the following factors:
•	favorable economic conditions;
•	our ability to identify suitable locations in key markets with attractive demographics and which offer attractive returns on our investments;
•	the availability of suitable locations at lease rental rates consistent with our expansion model;
•	our ability to negotiate favorable lease and construction terms for such locations;
•	our ability to execute sale/leaseback transactions on satisfactory terms, if at all;
•	competition for such locations;
•	the timely construction of such retail stores;
•	our ability to receive local and state government permits and approvals in connection with such locations;
•	our ability to attract, train, and retain skilled and knowledgeable store personnel; and
•	our ability to provide a product mix that meets the needs of our customers.
In addition, each retail store is expected to require approximately $650,000 to $1.2 million of capital, including start up costs, leasehold improvements and inventory, and excluding the cost of the real estate. If actual costs are higher than expected or if sales in such stores are lower than expected, we may not be able to open as many retail stores as anticipated or we will need to raise additional capital in order to continue our growth.
The Company may continue to be unable to open new stores and enter new markets successfully.
An important part of the business plan had been to increase our number of stores and enter new geographic markets. In light of the recent economic recession, the Company placed that plan on hold in 2009 and 2010. Since the IPO, we had opened five new stores through December 31, 2010 and remodeled, expanded and converted four stores from the Dominion Saddlery acquisition. If financial and economic indicators forecast sustainable improvement, we plan to open additional stores. For our growth strategy to be successful, we must identify and lease or buy favorable store sites, hire and train associates and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully, and may also be restricted by covenants and conditions in our loan agreements. If we are unable to open new stores as quickly as planned, our future sales and profits could be materially adversely affected. Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Also, our expansion strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas.
The Company’s stock price may fluctuate based on market expectations.
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

The future sale of shares of the Company’s common stock and limited liquidity may negatively impact our stock price.
When the Company’s shareholders sell substantial amounts of our common stock, the market price of common stock could fall. A reduction in ownership by our controlling shareholders or any other large shareholders could cause the market price of our common stock to fall. Similarly, the market may disfavor the adoption of Rule 10b5-1 trading plans by one or more of the Company’s Officers or Directors, perceiving that such a plan represents a decline in management’s confidence about the Company’s prospects or that the parameters for and trading under a Rule 10b5-1 sales plan could cause downward pressure on the stock price. In addition, the average daily trading volume in our stock is relatively low. The lack of trading activity in our stock may lead to greater fluctuations in our stock price. Low trading volume may also make it difficult for shareholders to make transactions in a timely fashion. The four-year decline in the general trading range of the price of our common stock together with the cyclical retail sector with which we are grouped, could reduce interest in our Company and thus, continue to deflate demand for purchasing shares of our common stock.
Technology failures and privacy and security breaches could adversely affect the Company’s business.
A significant part of the Company’s overall revenues derives from website sales. The success of our online business depends in part on factors over which we have limited control. These factors include changing customer preferences, changing buying trends related to Internet usage, changes in technology interfaces, temporary outages due to bandwidth constraints, denial of service attack, computer viruses, and other malicious activity, hardware or network failures, other technology failures or human errors, security breaches and consumer privacy concerns. Any failure to respond successfully to these risks and uncertainties might adversely affect sales through our websites, impair our reputation and increase our operating costs.
If the Company’s information technology systems fail to perform as designed or if the Company needs to make system changes in order to support the growing direct and retail store businesses, there may be disruptions in operations.
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
The Company may experience operational problems with its information systems as a result of system failures, viruses, computer “hackers” or other causes. Any material disruption or slowdown of our systems could cause information, including data related to customer orders, to be lost or delayed, which could hurt our business, financial condition and results of operations. Moreover, we may not be successful in developing or acquiring technology that is competitive and responsive to the needs of our customers and might lack sufficient resources to make the necessary investments in technology to compete with our competitors. Accordingly, if changes in technology cause our information systems to become obsolete, or if our information systems are inadequate to handle our anticipated growth, we could lose customers.
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
The Company’s growth may strain operations, and finances, which could adversely affect our business and financial results.
The Company’s business has grown and continues to grow through organic growth and acquisitions. Accordingly, sales, number of stores, number of states in which we conduct business, and number of associates have grown and will likely continue to grow. This growth places significant demands on management and operational systems and may be limited by covenants and conditions in our loan agreements. If we are not successful in continuing to support our operational and financial systems, expanding our management team and increasing and effectively managing our associate base, or managing our finances, this growth is likely to result in operational inefficiencies and ineffective management of the business and associates, or financial constraints or, in the worst case, loan default, any one or more of which may in turn adversely affect our business and financial performance.

The Company’s quarterly operating results are subject to significant fluctuation.
The Company experiences seasonal fluctuations in our revenues and operating results. We typically realize a higher portion of our revenues and operating results during the fourth quarter. As a result of this seasonality, we believe that quarter to quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Our operating results have fluctuated from quarter to quarter in the past, and we expect that they will continue to do so in the future. Our earnings may not continue to grow at rates similar to the growth rates achieved in recent years and may fall short of either a prior fiscal period or investors’ expectations. Factors that could cause these quarterly fluctuations include the following: the extent to which sales in new stores result in the loss of sales in existing stores; our direct marketing, accrual or pre-opening store expenses in one or more new store locations, resulting in higher operating expenses without a corresponding increase in revenues; the transaction costs and goodwill associated with acquisitions; the impairment of such goodwill and the adverse effect on our profitability in the event that future performance does not occur as planned; the mix of products sold; pricing actions of competitors; the levels of and response rates and delays to; advertising and promotional expenses; and seasonality, primarily because the sales and profitability of our stores are typically slightly lower in the first and third quarters of the fiscal year than in other quarters. Most of our operating expenses, such as rent expense, advertising expense and employee salaries, do not vary directly with the amount of sales and are difficult to adjust in the short term. As a result, if sales in a particular quarter are below expectations for that quarter, we may not proportionately reduce operating expenses for that quarter, and, therefore, this sales shortfall would have a disproportionately negative effect on our net income for the quarter.
If businesses we acquire do not perform as well as we expect or have liabilities that we are not aware of, we could suffer consequences that would substantially reduce our revenues, earnings and cash flows.
The Company’s business strategy includes growth of our retail sales channel, both through the development and opening of new Dover branded store sites and the acquisition and conversion of existing retail stores to the Dover brand. Our financial performance may be adversely affected as the result of such acquisitions by such factors as: (1) difficulty in assimilating the acquired operations and employees; (2) inability to successfully integrate the acquired inventory and operations into our business and maintain uniform standards, controls, policies, and procedures; (3) lower-than-expected loyalty of the customer base of the acquired business to Dover branded stores and products; (4) post-acquisition variations in the product mix offered by the stores of the acquired business, resulting in lower revenues and gross margins; (5) declines in revenues of stores of the acquired business from historical levels and those projected, and (6) the occurrence of any one or more of such factors might lead to the impairment of any goodwill associated with an acquisition and have an adverse effect on our profitability. Further, businesses we acquire may have unknown or contingent liabilities that are in excess of the amounts that we have estimated. Although we have obtained indemnification, we may discover liabilities greater than the contractual limits or the financial resources of the indemnifying party. In the event that we are responsible for liabilities substantially in excess of any amounts recovered through rights to indemnification, we could suffer severe consequences that would substantially reduce our revenues, earnings and cash flows.
Our shareholders may experience dilution in their ownership positions.
The Company has historically granted options to employees as a significant part of our overall compensation package. As of December 31, 2010, our employees and non-employee directors held vested options in the aggregate to acquire 517,069 shares of common stock, all of which were exercisable at a weighted average exercise price of $5.82 per share. As previously reported, in June 2010, a senior executive officer purchased for cash 13,186 shares of the Company’s common stock through exercise of an incentive stock option at $1.49 per share. To the extent that option holders exercise other vested outstanding options to purchase common stock, there may be further dilution. Future grants of stock-based compensation to employees may also result in dilution. We may raise additional funds through future sales of our common stock. Any such financing may result in additional dilution to our shareholders.
In addition to causing dilution, stock option grants increase compensation expense and may negatively impact our stock price.
Pursuant to current accounting rules, the Company has been required to take a current charge, beginning in the fourth quarter of fiscal 2005, for compensation expense associated with our grant of stock options. For the year ended December 31, 2010, we recognized $190,000 of non-cash, stock-based compensation expense. This charge has the effect of decreasing our net income and earnings per share, which may negatively impact our stock price. To the extent the Company makes future grants of stock-based compensation to employees, this charge will increase.

If the Company cannot continue to successfully generate demand from the direct market channel, it would negatively impact growth and profitability.
Revenues from the Company’s direct market channel generated 66.7% of our revenues in 2010, and we expect such demand to continue to generate a majority of our revenues for at least the next several years. Our success depends on our ability to market, advertise and sell our products effectively through our various catalogs and Internet sites. We believe that the success of our direct market channel depends on:
•	favorable economic conditions;
•	our ability to offer a product mix that is attractive to our customers;
•	the price points of our products relative to our competitors;
•	our ability to achieve adequate purchase response rates to our mailings;
•	our ability to add new customers in a cost-effective manner;
•	timely delivery of catalog mailings to our customers;
•	an efficient Internet interface;
•	a seamless buying experience for our customers across both of our channels; and
•	cost effective and efficient order fulfillment.
Catalog production, mailings and paper-based packing products, such as shipping cartons, entail substantial paper, postage, human resource and other costs, including costs of catalog development. We incur most of these costs prior to the mailing of each catalog. Increases in costs of mailing, paper or printing could increase our costs and adversely affect our earnings if we are unable to pass such cost increases on to our customers. The success of our direct market channel hinges on the achievement of adequate response rates to mailings, merchandising, catalog and website presentations that appeal to our customers, and the expansion of our potential customer base in a cost-effective manner. Lack of consumer response to particular catalog or flier mailings or Internet marketing efforts may increase our costs and decrease the profitability of our business.
The re-launch of the Company’s retail store rollout could cannibalize existing sales from the direct market channel or existing retail locations.
In response to the recent economic recession, the Company placed on hold in most of 2009 and in 2010 its plan to increase the number of retail stores. As the economy begins to rebound in 2011, we expect to re-launch that plan. However, our strategy to increase the number of retail store locations is based on finding optimal locations where demand for equestrian products is high. When we open a retail store in an area that has a high concentration of our existing customers, we expect that such customers will purchase products in the retail location as well as through our catalogs and websites, ultimately increasing their total purchases as multi-channel customers. Demand from our direct market channel in the geographic area surrounding our Hockessin, DE store declined 4% in the first year of such store’s operation. In the future, in areas where we open retail stores, the customers located within the area of such store may not spend more than they would have from the catalog and websites and, therefore, there may be a shift in demand from our direct market channel to our retail market channel. In such case, we may incur significant costs associated with opening a store, shipping product to that store and mailing catalogs while not generating incremental revenue.
As the Company re-launches its retail store expansion plan, quarterly revenues and earnings could be variable and unpredictable and inventory levels will increase.
Over the next several years, when the economy rebounds, we expect to renew our retail store expansion strategy. As we open new stores, (i) revenues may fluctuate, and (ii) pre-opening expenses are incurred which may not be offset by a corresponding increase in revenues during the same financial reporting period. These factors may contribute to variable operating results.

Some of the expenses associated with openings of our new retail stores, such as labor from incurred headcount and store occupancy, will increase. Additionally, as we increase inventory levels to provide stores with merchandise, we may not be able to manage this inventory without incurring additional costs. If retail store sales are inadequate to support these new costs, our earnings will decrease.
The Company relies on service providers to operate our business and any disruption of space or substantial increases in the costs of their supply of services could have an adverse impact on our revenues and profitability.
The Company relies on a number of service providers to operate our business such as:
•	a printer and a database processor to produce and mail our catalogs;
•	a website hosting service provider to host and manage our websites, and an email service provider to send out customer emails;
•	telephone data companies to provide telephone, and fax service to our customer service centers and to communicate between locations; and
•
shipping companies such as FedEx, the U.S. Postal Service, UPS, and common carriers for timely delivery of our catalogs and merchandise to our customers, merchandise from our suppliers, including foreign suppliers, to us and merchandise from our warehouse to our retail stores.

Any disruption in these services, or substantial cost increases in these services, may have a negative impact on our ability to market and sell our products and serve our customers and could result in increased costs to us.
The Company relies on merchandise suppliers to operate our business and any disruption of their supply of products could have an adverse impact on our revenues and profitability.
The Company relies on merchandise suppliers to supply our products in saleable condition, in sufficient quantities, at competitive prices and in a timely manner. We also rely on them to extend favorable sales terms for the purchase of their products. In 2010, our single largest merchandise supplier accounted for less than 11% of our sales. Our current merchandise suppliers may not be able to accommodate our anticipated product or credit needs in a timely manner or at all. If we are unable to acquire suitable merchandise in a timely manner, obtain favorable credit terms, or lose one or more key merchandise suppliers, we may not be able to offer products that are important to our merchandise assortment, which would have a material adverse effect on our business. While we believe our merchandise supplier relationships are satisfactory, we have no contractual arrangements providing for continued supply or credit terms from our key merchandise suppliers and our merchandise suppliers may discontinue selling to us at any time or may raise the cost of merchandise, and we may be unable to pass such price increases along to our customers.
If the Company does not properly manage our inventory levels, our operating results and available funds for future growth will be adversely affected.
The Company currently maintains a high level of inventory and a broad depth of products for our customers. The investment associated with this high level of inventory is substantial. If we fail to adequately predict the quantity or mix of our inventory, we will incur costs associated with stocking inventory that is not being sold or fails to meet the demands of our customers or we may be required to write off or write down inventory which would lower our operating results. If we do not meet the needs of our customers, they may purchase products from our competitors. Although we have some ability to return merchandise to our suppliers, we incur additional costs in doing so, and we may not be able to return merchandise in the future.
A natural disaster or other disruption at our Littleton, MA warehouse fulfillment center could cause the Company to lose merchandise and prevent delivery of products to our direct sales customers and our retail stores.
The Company currently relies on the Littleton, MA warehouse to fulfill orders shipped to customers and restocking store inventories. Any natural disaster or other serious disruption to this warehouse due to fire, flood, tornado, earthquake or any other calamity could damage a significant portion of our inventory and materially impair our ability to adequately stock our retail stores, deliver merchandise to customers, and process returns to merchandise suppliers. A disruption of this type could result in lost revenues and increased costs.

If the Company loses key members of management or is unable to retain qualified staff required to operate our business, our operating results could suffer.
The Company’s future success depends to a significant degree on the skills, experience and efforts of Stephen Day, our president and chief executive officer, Jonathan Grylls, our chief strategic officer, William Schmidt, our chief operating officer and other key personnel including our senior executive management. We currently maintain two million dollars of key-man life insurance on Mr. Day, the proceeds of which are required to pay down outstanding debt. Effective as of September 1, 2005, we entered into employment agreements with Mr. Day and Mr. Grylls, which contain provisions for non-competition, non-solicitation and severance. In addition, our future success depends upon our ability to attract and retain highly-skilled and motivated, full-time and temporary sales personnel with appropriate equestrian products industry knowledge and retail experience to work in management and in our retail stores. The loss of the services of any one of our executives or the inability to attract and retain qualified individuals for our key management and retail sales positions may have a material adverse effect on our operating results.
The Company may need additional financing to execute our growth strategy, which may not be available on favorable terms or at all. The inability to raise financing could increase our costs, limit our ability to grow and dilute the ownership interests of existing shareholders.
As of March 28, 2011, the Company had renegotiated its current revolving credit facility. The new credit facility is due in full on April 30, 2013, and its borrowing limit may be increased to $20,000,000 at the sole discretion of the bank, both of which conditions may limit our ability to finance the opening of all of our planned additional stores over the next several years. In order to satisfy our revolving credit facility when due and to execute our retail store expansion strategy, we may need to borrow additional funds, raise additional equity financing or finance our planned expansion from profits, but such borrowings or new financings might be limited by the covenants and other terms in other loan agreements. We may also need to raise additional capital in the future to respond to competitive pressures or unanticipated financial requirements. We may not be able to obtain additional financing, including the extension or refinancing of our revolving credit facility, on commercially reasonable terms or at all. A failure to obtain additional financing or an inability to obtain financing on acceptable terms could require us to incur indebtedness at high rates of interest or with substantial restrictive covenants, including prohibitions on payment of dividends.
The Company may obtain additional financing by issuing equity securities that will dilute the ownership interests of existing shareholders. If we are unable to obtain additional financing, we may be forced to scale back operations or be unable to address opportunities for expansion or enhancement of our operations.
The Company relies on foreign sources for many of our products, which subjects us to various risks.
The Company currently sources approximately one quarter of our products from foreign manufacturers located in Europe, Asia and South America. As such, we are subject to risks and uncertainties associated with changing economic and political conditions in foreign countries. These risks and uncertainties include currency rate fluctuations, import duties and quotas, work stoppages, economic uncertainties including inflation, foreign government regulations, wars and fears of war, acts of terrorism and fear of acts of terrorism, political unrest and trade restrictions. Additionally, countries in which our products are currently manufactured or may be manufactured may become subject to trade restrictions imposed by the U.S. or foreign governments. Any event affecting prices or causing a disruption or delay of imports from foreign merchandise suppliers, including the imposition of additional import restrictions, currency rate fluctuations, restrictions on the transfer of funds or increased tariffs or quotas, or both, could increase the cost or reduce the supply of merchandise available to us and adversely affect our operating results.
The Company does not currently, and does not plan to, hedge against increases or decreases in the value of the U.S. dollar against any foreign currencies. Our product sourcing from foreign merchandise suppliers means, in part, that we may be affected by declines in the value of the U.S. dollar relative to other foreign currencies. Specifically, as the value of the U.S. dollar declines relative to other currencies, our effective cost of products increases. As a result, declines in the value of the U.S. dollar relative to foreign currencies would adversely affect our operating results.
When the Company re-launches the retail store expansion strategy, it may result in state governments asserting that the direct market channel has established state tax nexus with that state, which may cause our business to pay additional income and sales tax and have an adverse effect on the demand and related cash flows from our direct market channel.
When the Company re-launches the retail store expansion strategy and begins to open retail stores in additional states, the necessary relationship between the retail stores and the direct market channel may be deemed by certain state tax authorities to create a nexus for state income and sales taxation of our business in those states. This could result in an increase in the tax collection and payment obligations of our business, which would have an adverse effect on the sales demand and related cash flows from our direct market channel and our overall business. Such sales tax collection obligations, if any, would increase the total cost of our products to our customers. This increased cost to our customers could negatively affect the revenues of our direct market channel if we are required to reduce the underlying prices to maintain unit sales volumes for the products marketed through our direct market channel. The occurrence of either of these events would have an adverse effect on demand and related net cash flows from our direct market channel. This area of law is uncertain and changing, and we could be subject to paying back taxes and penalties.

If the Company fails to adequately protect our trademarks, our brand and reputation could be impaired or diluted, and we could lose customers.
The Company has, or has rights to, four trademarks that are considered to be material to the successful operation of our business. These trademarks are: Dover Saddlery, Smith Brothers, Miller’s Harness and The Source. We currently use all of these marks in our direct channel business. We also have several additional pending trademark applications. We regard our copyrights, service marks, trade dress, trade secrets and similar intellectual property as critical to our success. In addition to our registered marks and pending applications, our principal intellectual property rights include copyrights in our catalogs, rights to our domain names and our databases and information management systems. As such, we rely on trademark and copyright law, trade secret protection and confidentiality agreements to protect our proprietary rights. Nevertheless, the steps we take to protect our proprietary rights may be inadequate. Our trademark applications may not be granted, and we may not be able to secure significant protection for our marks. Our competitors or others may adopt trademarks or service marks similar to our marks or try to prevent us from using our marks, thereby impeding our ability to build brand identity and possibly leading to customer confusion. In addition, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. If we are unable to protect or preserve the value of our trademarks, copyrights, trade secrets or other proprietary rights for any reason, our brand and reputation could be impaired or diluted, and we may lose customers.
The Company may have disputes with, or be sued by, third parties for infringement or misappropriation of their proprietary rights, which could have a negative impact on our business.
Other parties may assert claims with respect to patent, trademark, copyright or other intellectual property rights that are important to our business, such as our Dover Saddlery, Smith Brothers The Source, and Miller’s Harness trademarks. Other parties might seek to block the use of, or seek monetary damages or other remedies for the prior use of, our intellectual property or the sale of our products as a violation of their trademark, patent or other proprietary rights. Defending any claims, even claims without merit, could be time-consuming, result in costly settlements, litigation or restrictions on our business and could damage our reputation.
In addition, there may be prior registrations or use of intellectual property in the U.S. or foreign countries (including, but not limited to, similar or competing marks or other proprietary rights) of which we are not aware. In all such countries, it may be possible for any third-party owner of a trademark registration in that country or other proprietary right to enjoin or limit our expansion into those countries or to seek damages for our use of such intellectual property in such countries. In the event a claim against us was successful and we could not obtain a license to the relevant intellectual property or redesign or rename our products or operations to avoid infringement, our business, financial condition or results of operations could be harmed. In addition, securing registrations does not fully insulate us against intellectual property claims, as another party may have rights superior to our registration or our registration may be vulnerable to attack on various other grounds.
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
The Company is subject to numerous regulations and regulatory changes that could impact the business or require us to modify our current business practices.
The Company is subject to numerous regulations governing the Internet and e-commerce, retailers generally, the importation, promotion and sale of merchandise, and the operation of retail stores and warehouse facilities. These regulations include customs, privacy, truth-in-advertising, consumer protection, shipping and zoning and occupancy laws and ordinances. Many of these laws and regulations may specifically impede the growth of the Internet or other online services. If these laws were to change, or are violated by our management, employees, suppliers, buying agents or trading companies, we could experience delays in shipments of our goods or be subject to fines or other penalties which could hurt our business, financial condition and results of operations.
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
The Company’s 100% satisfaction guarantee exposes us to the risk of an increase in our return rates which could adversely affect our profitability.
Part of the Company’s marketing and advertising strategy focuses on allowing customers to return products ordered from our catalogs at any time if they are not satisfied and obtain a refund of the purchase price. As we expand our sales, our return rates may not remain within our historically low levels and could significantly impair our profitability.
The Company’s marketing expenditures may not result in increased sales or generate the levels of product and brand name awareness we desire, and we may not be able to manage our marketing expenditures on a cost-effective basis.
A significant component of the Company’s marketing strategy involves the use of direct marketing to generate sales, from both our direct and retail market channels. Future growth and profitability will depend in part on the effectiveness and efficiency of our marketing expenditures, including our ability to:
•	create greater awareness of our products and brand name;
•	determine the appropriate creative message and media mix for future marketing expenditures;

•	effectively manage marketing costs, including creative and media, to maintain acceptable costs per inquiry, costs per order and operating margins; and grow revenue when the economy rebounds; and
•	convert inquiries into actual orders.
Our marketing expenditures may not result in increased sales or generate sufficient levels of product and brand name awareness and we may not be able to maintain market share in the short run or manage such marketing expenditures on a cost effective basis.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
The Company currently leases an approximately 100,000 square foot facility in Littleton, MA for the corporate headquarters, main call center, warehouse, and fulfillment center. The Company uses approximately 92,000 square feet for warehouse space and the remaining space office space. The Littleton lease was amended October 1, 2010 and expires September 30, 2020. We have one five-year option to renew thereafter.
The Company leases approximately 1,800 square feet of space in North Conway, NH for use as a satellite call center and for our creative design offices. We lease approximately 5,100 square feet of space in Denton, TX for use as a satellite call center and additional offices.
As of December 31, 2010, we leased approximately 97,000 square feet of space for our thirteen retail stores located in Massachusetts (1), Virginia (3), New Hampshire (1), Maryland (2), Delaware (1), Texas (2), New Jersey (1), Georgia (1) and Rhode Island (1).

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
Market Information.
The Company’s common stock trades on The NASDAQ Stock Market LLC under the symbol “DOVR”. As of March 7, 2011, the record date for our 2011 Annual Meeting of Stockholders, the number of holders of record of our common stock was 28 and the approximate number of beneficial owners was 806.

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock for each full quarterly period within the two most recent fiscal years, as reported on the NASDAQ Stock Market LLC:

	High	Low
Fiscal Year Ended December 31, 2010
First Quarter	$4.25	$2.27
Second Quarter	4.88	2.76
Third Quarter	3.13	2.47
Fourth Quarter	$3.33	$2.60

Fiscal Year Ended December 31, 2009
First Quarter	$2.30	$1.25
Second Quarter	2.98	1.40
Third Quarter	2.29	1.52
Fourth Quarter	$2.50	$2.01
The Company has never declared or paid any cash dividends on our common stock. We currently intend to retain any earnings for use in the operation and expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Moreover, our current revolving credit facility and term note contains provisions which restrict our ability to pay dividends.
The information required to be disclosed by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans,” and by Item 201(e) of Regulation S-K, “Performance Graph”, is included under Item 12 of Part III of this Annual Report on Form 10-K.
Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities.
The Company did not issue or sell any equity securities in the twelve months ended December 31, 2010, other than (as previously reported) as the result of exercise in June 2010 of certain vested stock options by a senior executive officer of the Company, resulting in $19,722 of Additional Paid in Capital, which the Company applied in full for general working capital purposes during the three months ended June 30, 2010.
As noted in Part II, Item 9B of this Annual Report on Form 10-K, the Company refinanced its credit facilities as of March 28, 2011. As the result of such refinancing, the Company borrowed $5,500,000 pursuant to a term loan from its senior lender, RBS Citizens Bank N.A., and used the proceeds to pay off and discharge the principal and interest of its senior subordinated debt held by BCA Mezzanine Fund, LP, Cephas Capital Partners, LP, and SEED Ventures, LP.
For history of the Company’s debt and equity financing activity prior to January 1, 2010, see Part II, Item 5 of the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2009, as filed with the SEC on March 31, 2010.
Issuer Purchases of Equity Securities
During the fiscal quarter ended December 31, 2010, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers” of shares of our common stock.

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
Overview
The Company is the leading specialty retailer and the largest multi-channel marketer of equestrian products in the U.S. For over 35 years, Dover Saddlery has been a premier upscale marketing brand in the English-style riding industry. We sell our products through a multi-channel strategy. This multi-channel strategy has allowed us to use catalogs and our proprietary database of over two million names of equestrian enthusiasts as a primary marketing tool to increase catalog sales and to drive additional business to our e-commerce websites and retail stores.
In November of 2005, Dover Saddlery was taken public using the Open IPO ® process. The proceeds of that offering were used to retire debt and launch our retail rollout.
The Company’s strategy for growth has been to open additional retail stores using the proprietary, mathematical, store optimization model to select the sites. Our initial target of opening 50 retail locations in addition to the 3 stores operating at the IPO, is now 20% complete, with 10 new locations since our IPO. For 2011 through 2013, the Company estimates that it could open on average two stores annually from cash flow and borrowing under its line of credit from its bank and may proceed under that plan if and as the economy improves. In order to open more than two stores per year, the Company may need to raise additional debt and/or equity capital. Depending on the store size in terms of area, the local lease and construction rates which vary widely across the country, the Company estimates that it would need to invest between $650,000 to $1,200,000 to pay for fixtures, equipment, leasehold improvements, inventory and pre-opening expenses for each store opened. The Company makes no representation that it will open any new stores in the next few years or what each store shall cost to open.
The recession that ended in 2009 was a difficult operating environment for our industry as a result of numerous external factors that led to all time historical lows in consumer confidence which resulted in a contraction in specialty retail consumer spending. In 2010, our prior three-year investment in our retail expansion generated a 4.8% increase in retail market channel revenues, to partially offset the economic drop in direct channel revenues, resulting in $78.2 million in total revenues. Our aggressive cost controls and overhead efficiencies throughout the Company, and carefully managed utilization of marketing resources, generated an Adjusted EBITDA * of $5.1 million, an increase of 25.3% over the 2009 results. The resulting net income was $2,045,000, or $0.38 per diluted share. The Company utilized the resulting strong operating cash flow to reduce our revolving line of credit by $3.0 million, strengthen our balance sheet, and place the Company in a strategic position for growth as the retail economy improves.
The Company developed several short-term strategies to maintain or expand market share, reduce operating costs and reduce capital expenditures. In order to manage our way through these uncertain times, our retail expansion has been strategically slowed, and we will be extremely opportunistic in negotiating existing and potentially new leases. Management believes new retail space lease costs should show a total decline resulting in enhanced store profitability for new stores opened with a lower lease cost.
The Company believes that the following strategic actions, initiated in 2009 and continuing into 2010 allowed it to successfully weather the recent recession and generate positive growth in sales and earnings as consumer confidence improved and the economy turned around. These are:
•	Aggressive cost control particularly in the area of targeted marketing, direct labor in the warehouse call center and retail stores, and management salaries.
•	Reduction in capital expenditures by curtailing store expansion and being extremely opportunistic in present and future lease negotiations.
•
Careful monitoring of same store sales growth and direct marketing response rates in order to determine when the Company’s customers have returned to normal spending behavior, which will allow Dover to increase its marketing activities.

In this time of economic uncertainty, it is very difficult to accurately predict economic trends; however, improving economic indicators such as falling unemployment rates and expanding GDP and increased buying from our customer base, gives us the confidence to restart our store expansion strategy in 2011.

*
We reference Adjusted EBITDA in this Overview because we consider it an important supplemental measure of our performance; indeed, the Company ties its executive and employee bonus pools directly to this measure. Also, we believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Its definition and limitations are set forth in this section under “Results of Operations”, Management’s Discussion and of Analysis and Financial Condition and Results of Operations, of Item 7 of this Annual Report on Form 10-K.

Consolidated Performance and Trends
The Company reported consolidated net income for the year ended December 31, 2010 of $2,045,000 or $0.38 per diluted share. This is compared to net income of $904,000 or $0.17 per diluted share for the corresponding period in 2009.
The 2010 results reflect our recent efforts to strengthen earnings as we wait for the economy to stabilize before resuming our retail growth strategy, where revenues increased 4.8% to $26.0 million for the year ended 2010. This trend of slow revenue growth but improved earnings will be replaced by resumption of our new store expansion strategy under which sales will grow more rapidly and operating profit margins may be suppressed by opening new stores We respond to fluctuations in revenues primarily by delaying the opening of new stores, adjusting marketing efforts and operations to support our retail stores and manage costs, as well as continuing to focus on our proprietary store, optimization modeling to determine the rate and location of new store openings. Our direct market channel revenues increased 1.6%, to $52.1 million for the year ended December 31, 2010. We respond to fluctuations in our direct customers’ response by adjusting the quantities of catalogs mailed and other marketing and customer-related strategies and tactics in order to maximize revenues and manage costs. As we open more stores some sales from the direct channel may shift to the retail channel but eventually direct and retail sales from new store openings will significantly increase for the trade area around the new stores.
Revenues
The Company markets and sells the most comprehensive selection of products in the equestrian industry. We currently derive our revenues from product sales from two integrated market channels: direct and retail. Our direct market channel generates product sales from both catalog mailings and Internet marketing, and our retail store sales consist of product sales generated by our retail market channel. We sell to the English-style riding market through our Dover Saddlery brand and to the Western-style riding market through our Smith Brothers brand.
In 2010, approximately 66.7% of our revenues were generated by our direct market channel and 33.3% were generated by our thirteen retail stores, which increased from the 32.6% of retail sales in 2009, due primarily from gains achieved from improved consumer spending and promotions. All revenues are recorded net of product returns.
Revenues from our product sales are seasonal. In addition, our revenues can be affected by the timing of our catalog mailings. In 2010, 30.0% of our annual revenues were generated in the fourth quarter.
Cost of Revenues
The most significant components of the Company’s cost of revenues are product, purchasing, handling and transportation costs to obtain the products and ship them to our customers. We manage our integrated merchandising efforts by forming positive relationships with over 600 suppliers to ensure competitive costs and the most up-to-date and complete product offering for our customers. We have implemented procedures to promote labor efficiencies in the handling of our products. In addition, we work closely with transportation companies in negotiating competitive rate structures to minimize our freight costs.
Gross Profit
The Company’s gross profit as a percentage of revenues varies according to the season of the year and the mix of products sold. Our gross profit may not be comparable to other specialty retailers, as some companies include all of the costs related to distribution in cost of revenues while others, like us, exclude all or a portion of the costs related to distribution from cost of revenues and include them in selling, general and administrative expenses.

Selling, General and Administrative Expenses
The Company’s selling, general and administrative expenses consist primarily of:
•	advertising, marketing and other brand-building costs, primarily associated with developing, printing and distributing our catalogs and purchasing internet advertising;
•	labor and related costs for order processing, and salaries and related costs for marketing, creative, administrative and executive personnel;
•	infrastructure costs, insurance, utilities and information system costs;
•	credit card processing fees;
•	occupancy and other overhead costs;
•	store pre-opening costs;
•	public company, professional fees and other legal, accounting and related costs; and
•	non-cash, stock-based compensation
As the long-term strategy will continue to focus on increasing our market penetration and continuing to build brand awareness, we anticipate that selling, general and administrative expenses will continue to increase in absolute dollars for the foreseeable future. Total selling, general and administrative costs as a percentage of our revenues are not likely to decrease in the foreseeable future as we intend to continue to take advantage of our market-leading position in the equestrian industry by building on the Dover Saddlery and Smith Brothers brands. We also expect our general and administrative expenses will remain high due to our operations as a public company.
Fiscal Periods
Our fiscal year ends on December 31, and our fiscal quarters end on March 31, June 30, September 30 and December 31.
Results of Operations
The following table sets forth results of operations for the periods shown (dollars in thousands):

	2010	2009
Revenues, net — direct	$52,140	$51,345
Revenues, net — retail stores	26,050	24,859

Revenues, net — total	78,190	76,204
Cost of revenues	48,491	47,351

Gross profit	29,699	28,853
Selling, general and administrative expenses	25,483	25,702

Income from operations	4,216	3,151
Interest expense, financing and other related costs, net	1,030	1,310
Other investment (income) loss	(314)	44

Income before income tax provision	3,500	1,797
Provision for income taxes	1,455	893

Net income	$2,045	$904

Other Operating Data:

Number of retail stores (1)	13	13
Capital expenditures	306	426
Cash flows provided by operating activities	3,699	5,634
Cash flows (used in) provided by investing activities	14	(269)
Cash flows (used in) provided by financing activities	(3,700)	(5,082)
Gross profit margin	38.0%	37.9%
Adjusted EBITDA(2)	5,143	4,105
Adjusted EBITDA margin(2)	6.6%	5.4%

(1)	Includes twelve Dover-branded stores and one Smith Brothers store.

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

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table reconciles net income to Adjusted EBITDA (in thousands):

	Year Ended December 31
	2010	2009

Net income	$2,045	$904
Depreciation	731	769
Amortization of intangible assets	6	6
Stock-based compensation	190	179
Interest expense, financing and other related costs, net	1,030	1,310
Other investment (income) loss	(314)	44
Provision for income taxes	1,455	893

Adjusted EBITDA	$5,143	$4,105

The following table sets forth our results of operations as a percentage of revenues for the periods shown:

	Year Ended December 31,
	2010	2009
Revenues, net — direct	66.7%	67.4%
Revenues, net — retail stores	33.3	32.6
Revenues, net — total	100.0	100.0
Cost of revenues	62.0	62.1
Gross profit	38.0	37.9
Selling, general and administrative expenses	32.6	33.7
Income from operations	5.4	4.1
Interest expense, financing and other related costs, net	1.3	1.7
Other investment (income) loss	(0.4)	0.1
Income before income tax provision	4.5	2.4
Provision for income taxes	1.9	1.2
Net income	2.6%	1.2%

(1)	Certain of these amounts may not sum properly due to rounding.
Comparison of Years Ended December 31, 2010 and 2009
Revenues
Our total revenues increased by $2.0 million, or 2.6%, to $78.2 million for the twelve months ended December 31, 2010 from $76.2 million for the twelve months ended December 31, 2009. Revenues in our direct market channel increased $0.8 million, or 1.6%, to $52.1 million from $51.3 million in the corresponding period in 2009. Revenues in our retail market channel increased $1.2 million, or 4.8%, to $26.0 million. The increase in our direct market channel was due to improved consumer spending in the second, third and fourth quarters, with fewer catalogs mailed. The increase in revenues from our retail market channel was due primarily to improved consumer spending and promotions. Same store sales for the twelve month period increased 2.9% over the prior year, attributable to improved second, third and fourth quarter results.
Gross Profit
Gross profit for the twelve months ended December 31, 2010 increased $0.8 million, or 2.9%, to $29.7 million from $28.9 million for the corresponding period in 2009. Gross profit, as a percentage of revenues, for the twelve months ended December 31, 2010 increased 0.1% to 38.0% from 37.9% for the corresponding period in 2009. The increase in gross profit of $0.8 million was attributable to increased revenues and improved product margins. The slight increase in gross profit as a percentage of revenues was attributable to variations in our overall product mix.

Selling, General and Administrative
Selling, general and administrative expenses were reduced $0.2 million, or 0.8%, for the twelve months ended December 31, 2010 to $25.5 million from $25.7 million for the corresponding period in 2009. SG&A expenses, as a percentage of revenues, were reduced to 32.6% of revenues from 33.7% of revenues for the corresponding period in 2009. Reductions in catalog and retail development costs offset by increases in labor costs and facility costs in support of retail market channel revenue growth.
Interest Expense
Interest expense, including amortization of deferred financing costs attributed to our subordinated debt and revolving credit facility, was reduced by 21.4% to $1,030,000 in 2010 as a result of reduced debt levels as compared to 2009.
Other Investment Income
Net income (loss) from investment activities consists of the Company’s share of net earnings or loss of its affiliate as they occur. The Company’s net investment income in 2010 was $314,000, an increase of $358,000 over its net investment loss of $44,000 in 2009. The Company’s investment income (loss) from investment activities is related to our investments in Hobby Horse Clothing Company, Inc. (“HH”) and HorsePharm, LLC. The Company’s share of HH’s net income in 2010 included the non-recurring gain of $402,000 on the proceeds from a life insurance settlement contract on a former officer of HH, (See “investment in Affiliates” for further detail of these investments).
Income Tax Provision
The provision for income taxes was $1.5 million for the twelve months ended December 31, 2010, reflecting an effective tax rate of 41%, compared to $0.9 million for the corresponding period in 2009, reflecting an effective tax rate of 50%. The effective tax rate declined from 2009 to 2010 primarily due to the deductibility of 80% of the dividend received from the Hobby Horse investment as, discussed above.
Net Income
The net income for the twelve months ended December 31, 2010 increased $1,141,000 or 126%, to $2,045,000 from $904,000 for the corresponding period in 2009. This increase in profitability of $1.1 million was due primarily to increased revenues, improved gross margin, strategic cost reductions and the one-time gain on investment in the second quarter of 2010, as discussed above. The resulting income per diluted share increased to $0.38 for the twelve months ended December 31, 2010 as compared to $0.17 for the corresponding period in 2009.
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

Liquidity and Capital Resources
For the year ended December 31 2010, we increased our cash by $13,000. Cash was utilized primarily for seasonal working capital requirements and capital expenditures for retail store renovations as well as settling our outstanding balance with our revolving line of credit. The source for cash generated related to increased balances in depreciation and amortization, accrued expense and receivables. The Company was in compliance with all covenants under both credit facilities as of December 31, 2010. On March 28, 2011 the Company amended its line of credit facility with the bank with the potential to increase the available credit from $13,000,000 up to $20,000,000 at the bank’s discretion. On March 28, 2011 the Company also refinanced the $5,000,000 Senior Subordinated Notes plus deferred interest from proceeds of a $5,500,000 term note facility from the bank at a reduced interest rate.
If necessary, we plan in the future to seek additional financing from banks, or through public offerings or private placements of debt or equity securities, strategic relationships, or other arrangements. In the event we fail to meet our financial covenants with our bank, we may not have access through our line of credit to sufficient working capital to pursue our growth strategy, or if our covenant non-compliance triggers a default, our loans may be called requiring the repayment of all amounts on our loans.
Operating Activities
Cash provided by our operating activities for the year ended December 31, 2010 was $3.7 million compared to cash provided by operating activities of $5.6 million for the corresponding period in 2009. For the year ended December 31, 2010, cash outflows consisted primarily of an increase in inventory of $0.6 million, reduction in non-cash investment income of $0.3 million, reduction in deferred taxes of $0.3 million and reductions in accounts payable of $0.2 million. Cash inflows were attributable to the results of operations which consisted of net income, non-cash expenses of depreciation, amortization, non-cash interest, accruals, prepaid assets, accounts receivable and other expenses, which totaled $5.1 million. For the year ended December 31, 2009, cash inflows consisted primarily of planned reductions in inventory of $2.0 million, prepaid catalog and other current assets of $0.7 million as well as increases in accounts payable and accrued expenses, other current liabilities and income taxes payable of $0.1 million and $0.8 million, respectively. Cash utilized for the year ended December 31, 2009 consisted of the reduction in deferred taxes of $0.3 million.
Investing Activities
Cash generated from our investing activities was $14,000 for the year ended December 31, 2010 compared to cash used of $269,000 for the corresponding period in 2009. Investing activities in 2010 included retail store renovation costs, a dividend from the Hobby Horse investment and an investment in the Company’s joint venture with HorsePharm. We anticipate increasing investments by adding stores in 2011 and beyond.
Financing Activities
Net cash used in our financing activities was $3.7 million for the year ended December 31, 2010. We reduced our revolving credit facility by $3.0 million and our outstanding checks were $0.6 million. For the year ended December 31, 2009, net cash used in our financing activities was $5.1 million. We reduced our revolving credit facility by $5.3 million, which was offset by the change in outstanding checks of $0.2 million and proceeds from exercising stock options of $0.2 million for the year ended December 31, 2009.
Revolving Credit Facility
On March 27, 2009, the Company amended its senior revolving credit facility with RBS Citizens Bank N.A. to adjust various covenant levels for fiscal year 2009, due to the on-going impact of the economic recession. In addition, the maximum amount to be borrowed was reduced from $18,000,000 to $14,000,000 in 2009, through June 2010, and was further reduced to $13,000,000 on June 30, 2010. As of December 31, 2010, the revolving credit facility borrowing limit was $13,000,000, subject to certain covenants, and there was no outstanding balance. Borrowings were secured by substantially all of the Company’s assets. Under the terms of this credit facility, the Company was subject to various covenants. At December 31, 2010, the Company was in compliance with all of the original covenants under the credit facility. The Company and the bank amended the senior revolving credit agreement on August 10, 2010 to extend the loan to February 2012. The loan was originally due in full in January 2011.

On March 28, 2011, the Company and the bank amended the credit agreement in connection with the refinancing of the $5,000,000 senior subordinated notes. Under the amended revolving line of credit, the Company can borrow up to $13,000,000, of which up to $1,000,000 can be in the form of letters of credit, and increase this amount up to $20,000,000 at the discretion of the bank. Any outstanding balances borrowed under the credit facility are due on April 30, 2013. The credit facility bears interest at the base rate, announced from time to time by the bank, plus an applicable margin determined by the Company’s funded debt ratio. As of March 28, 2011, the LIBOR rate (base rate) was 0.26%, plus the applicable margin of 2.20%. Interest is payable monthly. At its option, the Company may have all or a portion of the unpaid principal under the credit facility bear interest at various LIBOR or prime rate options.
The Company is obligated to pay commitment fees of 0.20% per annum on the average daily, unused amount of the line of credit during the preceding quarter. All assets of the Company collateralize the senior revolving credit facility. Under the terms of the credit facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios, maximum debt to tangible net worth ratios, minimum fixed charge ratios, current asset ratios, and capital expenditures.
Senior Subordinated Notes Payable and Warrants
On December 11, 2007, the Company entered into a subordinated loan agreement with BCA Mezzanine Fund, LP, Cephas Capital Partners, LP, and SEED Ventures, LP (jointly, the “Subordinated Holders”), which provided for the issuance of a senior subordinated note payable, which was due in full on December 11, 2012, for aggregate proceeds of $5,000,000. The note was subordinated in right of payment to existing and future senior debt, ranked equal in right of payment with any future senior subordinated debt and was senior in right of payment to any future subordinated debt. Interest accrued at an annual rate of 14%, of which 12% was payable quarterly in arrears on the fifth business day of the following month. The remaining 2% per annum was deferrable, and if deferred, was compounded annually and due in full on December 11, 2012. As of December 31, 2010, the Company had deferred $397,978 of interest. Prepayment on the principal amount due under the note may have been made voluntarily at any time, plus accrued and unpaid interest and a prepayment fee of 3% if paid after December 11, 2009 and 0% if paid after December 11, 2010. Under the terms of this senior subordinated credit facility, the Company was subject to various covenants. As of December 31, 2010, the balance of the subordinated notes was $5.0 million plus the deferred interest of $397,947 less the unamortized portion of the discount of $104,470, and the Company was in compliance with all of its covenants under the credit facility. On March 27, 2009, the Company amended the subordinated loan agreement to adjust various covenant levels for the fiscal year 2009, due to the on-going impact of the economic recession. As of December 31, 2010, the Company was in compliance with all of its original covenants under the credit facility.
Simultaneously with the issuance of this note, we issued warrants to the Subordinated Holders, exercisable at any time after December 11, 2007, for an initial 118,170 shares of our common stock at an initial exercise price of $3.96 per share. The number of shares to be received for the warrants, upon exercise, was subject to change in the event of additional equity issuances and/or stock splits. In September of 2009, with the prior approval of the Board, the Company modified certain terms of the warrants and reduced the exercise price to $2.75 per share. Upon repayment of the senior subordinate notes in March of 2011, the 118,170 warrants remain outstanding and are exercisable until December 2016. A charge of $36,000 was recognized in conjunction with the warrant modification and included in interest expense.
On March 28, 2011, the Company borrowed $5,500,000 in the form of a 7-year term note from the bank to refinance the $5,000,000 senior subordinated notes and deferred interest on those notes. The term note bears fixed interest currently estimated at 7.2% on $3,900,000 of the principal and floating interest on the remaining $1,600,000 of the principal based on a base rate, with a minimum of 1.0% and announced from time to time by the bank, plus an a 4.4% margin. The Company shall purchase interest rate swaps in order to effectively fix the interest rate at approximately 7.2%. As of March 28, 2011, the LIBOR rate (base rate) was 0.26%. Interest is payable monthly. The Company is obligated to repay $786,000 of principal annually commencing in April 2013 and extending to March 2018. The Company is further obligated to accelerate repayment of up to $1,600,000 in principal in the event it has excess cash flow determined by a cash flow recapture formula. All assets of the Company collateralize the term note facility. Under the terms of the term note facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios, maximum debt to tangible net worth ratios, minimum fixed charge ratios, current asset ratios, and capital expenditures. The Company expects to realize significant interest savings as a result of refinancing the senior subordinated notes.

Working Capital and Capital Expenditure Needs
The Company believes that existing cash, cash equivalents, expected cash to be provided by our operating activities, and funds available through our revolving credit facility will be sufficient to meet our currently planned working capital and capital expenditure needs over at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the addition of new retail stores, the acquisition of new capabilities or technologies and the continuing market acceptance of our products. To the extent that existing cash, cash equivalents, cash from operations and cash from our revolving credit facility under the conditions and covenants of our credit facilities are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, businesses, services or technologies which we anticipate would require us to seek additional equity or debt financing, we may enter into these types of arrangements in the future. There is no assurance that additional funds would be available on terms favorable to us or at all. Funds from our revolving credit facility may not be available if we fail to meet the financial covenants contained in the loan agreements with our lenders. At December 31, 2010, the Company was in compliance with all of its covenants under the credit facility.
Off-Balance Sheet Arrangement
As of December 31, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the Securities and Exchange Commission’s Regulation S-K.
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
The Company believes that of our significant accounting policies, which are described in the notes to our consolidated financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, we believe that the following accounting policies are the most critical to fully understanding and evaluating our consolidated financial condition and results of operations
Revenue Recognition
Revenues are recognized when payment is reasonably assured, the product is shipped and title and risk of loss have transferred to the customer. For direct merchandise sales, this occurs when product is delivered to the common carrier at the Company’s warehouse. For retail sales, this occurs at the point of sale. For the periods presented, merchandise returns have been consistent; resulting in reserves of $869,000 and $793,000 for the years ended December 31, 2010 and 2009, respectively. We do not anticipate changes to the future trends of our merchandise returns.
Shipping and handling fees charged to the customer are recognized at the time the products are shipped to the customer and are included in net revenues. Shipping costs are included in cost of goods sold.
Inventory Valuation
Inventory consists of finished goods in the Company’s mail-order warehouse and retail stores. The Company’s inventory is stated at the lower of cost, with cost determined by the first-in, first-out (FIFO) method, or net realizable value. The Company maintains a reserve for excess and obsolete inventory. This reserve was $95,000 for the years ended December 31, 2010 and 2009. The Company continuously monitors the salability of its inventories to ensure adequate valuation of the related merchandise. Inventory valuation charges have remained consistent throughout each period presented. We do not foresee any change to this trend which currently recognizes annual valuation charges below that of the period end reserve balances.
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
The Company has reviewed its tax positions to determine whether the positions are more likely than not to be sustained upon examination by regulatory authorities. If a tax position meets the more-likely-than-not standard, then the related tax benefit is measured based on a cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement or disposition of the underlying issue. At December 31, 2010 the Company increased its tax liability to $33,000 for unrecognized tax benefits from the $30,000 that was recorded on December 31, 2009.
Stock-based Compensation
The Company accounts for share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the income statement based on their fair values. Refer to Note 7 for further discussion of stock-based compensation recognized for periods presented.
Impairment of Long-lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to discounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company does not believe that any of our long-lived assets, were impaired as of December 31, 2010 and 2009.
Recent Accounting Pronouncements
In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures). ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. ASU 2010-06 also requires disclosure of activities, including purchases, sales, issuances and settlements within the Level 3 fair value measurements, and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this standard did not have a material effect on the Company’s financial statements.
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
Impact of Inflation
The Company believes the effects of inflation, if any, on our results of operations and financial condition have not been material in recent years.
Interest Rate Sensitivity
The Company had cash and cash equivalents totaling $0.7 million at December 31, 2010. The unrestricted cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. We intend to maintain our portfolio of cash equivalents, including money market funds and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. As of December 31, 2010, all of our investments were held in money market funds.
The Company’s exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments, primarily certain borrowings under our revolving credit facility and term note. The advances under this revolving credit facility and the term note bear a variable rate of interest determined as a function of the prime rate and the published LIBOR rate at the time of the borrowing. If interest rates were to increase by two percent, the additional interest expense as of December 31, 2010 would not be material since at December 31, 2010, there was no outstanding balance under our revolving credit facility. As of March 28, 2011, the Company’s exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our borrowings under newly issued term note. The advances under this term note bear a variable rate of interest determined as a function of the published LIBOR rate at the time of the borrowing.

Item 8.	Financial Statements and Supplementary Data.
The Company has elected as a smaller reporting company not to furnish certain quarterly financial data and other supplementary data.
DOVER SADDLERY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Dover Saddlery, Inc.
Littleton, Massachusetts
We have audited the accompanying consolidated balance sheets of Dover Saddlery, Inc. and subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dover Saddlery, Inc. and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ McGladrey & Pullen, LLP.
Boston, Massachusetts
March 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Dover Saddlery, Inc.
Littleton, Massachusetts
We have audited the accompanying consolidated balance sheet of Dover Saddlery, Inc. and subsidiaries (the Company) as of December 31, 2009 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dover Saddlery, Inc. and subsidiaries at December 31, 2009, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.
/s/ Caturano and Company, P.C.
Boston, Massachusetts
March 22, 2010

DOVER SADDLERY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$745,225	$731,880
Accounts receivable	533,331	827,231
Inventory	15,868,549	15,300,982
Prepaid catalog costs	930,285	1,163,934
Prepaid expenses and other current assets	900,735	780,424
Deferred income taxes	105,400	—

Total current assets	19,083,525	18,804,451
Furniture and fixtures	1,215,829	1,198,906
Office and other equipment	2,174,816	2,024,384
Leasehold improvements	5,073,318	4,849,764

Total property and equipment	8,463,963	8,073,054
Less accumulated depreciation and amortization	(5,438,483)	(4,707,743)

Net property and equipment	3,025,480	3,365,311

Other assets:
Deferred income taxes	848,000	708,600
Intangibles and other assets, net	592,434	684,051

Total other assets	1,440,434	1,392,651

Total assets	$23,549,439	$23,562,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation and outstanding checks	$97,035	$676,398
Accounts payable	2,072,665	2,305,157
Accrued expenses and other current liabilities	5,425,466	4,083,341
Income taxes payable	414,175	350,250
Deferred income taxes	—	21,600

Total current liabilities	8,009,341	7,436,746

Long-term liabilities:
Revolving line of credit	—	3,000,000
Subordinated notes payable, net	5,293,477	5,090,927
Capital lease obligation, net of current portion	88,807	131,983

Total long-term liabilities	5,382,284	8,222,910

Stockholders’ equity:
Common Stock, par value $0.0001 per share; 15,000,000 shares authorized; issued 5,277,161 and 5,263,975 as of December 31, 2010 and 2009, respectively	528	526
Additional paid in capital	45,390,981	45,180,863
Treasury stock, 795,865 shares at cost	(6,081,986)	(6,081,986)
Accumulated deficit	(29,151,709)	(31,196,646)

Total stockholders’ equity	10,157,814	7,902,757

Total liabilities and stockholders’ equity	$23,549,439	$23,562,413

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2010	2009
Revenues, net	$78,190,283	$76,203,716
Cost of revenues	48,491,381	47,350,698

Gross profit	29,698,902	28,853,018
Selling, general, and administrative	25,482,680	25,701,879

Income from operations	4,216,222	3,151,139
Interest expense, financing and other related costs, net	1,030,303	1,310,385
Other investment (income) loss	(313,818)	44,374

Income before income tax provision	3,499,737	1,796,380
Provision for income taxes	1,454,800	892,770

Net income	$2,044,937	$903,610

Net income per share
Basic	$0.39	$0.17

Diluted	$0.38	$0.17

Number of shares used in per share calculation
Basic	5,271,598	5,190,000
Diluted	5,399,482	5,248,000
See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Retained
	Common Stock		Additional	Treasury Stock		Earnings
	Number	Par	Paid in	Number of	Redemption	(Accumulated
	of Shares	Value	Capital	Shares	Value	Deficit)	Total
Balance at December 31, 2008	5,187,038	$519	$44,801,241	795,865	$(6,081,986)	$(32,100,256)	$6,619,518

Stock based compensation			178,983				178,983
Warrant modification			36,000				36,000
Issuance of common stock upon exercise of stock options	76,937	7	164,639				164,646
Net income						903,610	903,610

Balance at December 31, 2009	5,263,975	526	45,180,863	795,865	(6,081,986)	(31,196,646)	7,902,757

Stock based compensation			190,396				190,396
Issuance of common stock upon exercise of stock options	13,186	2	19,722				19,724
Net income						2,044,937	2,044,937

Balance at December 31, 2010	5,277,161	$528	$45,390,981	795,865	$(6,081,986)	$(29,151,709)	$10,157,814

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2010	2009
Operating activities:
Net income	$2,044,937	$903,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	736,993	774,544
Deferred income taxes	(266,400)	(316,300)
Loss/(gain) from investment in affiliate	(313,818)	44,374
Stock-based compensation	190,396	178,983
Non-cash interest expense	293,733	357,068
Changes in current assets and liabilities:
Accounts receivable	293,900	6,137
Inventory	(567,567)	2,028,901
Prepaid catalog costs and other current assets	113,338	725,754
Accounts payable	(232,492)	136,925
Accrued expenses, other current liabilities and income taxes payable	1,406,050	793,952

Net cash provided by operating activities	3,699,070	5,633,958
Investing activities:
Purchases of property and equipment	(306,113)	(426,123)
Distributions from investment in affiliate	330,000	—
Investment in affiliate	(60,000)	—
Change in other assets	50,000	157,478

Cash provided by (used in) investing activities	13,887	(268,645)
Financing activities:
Borrowings under revolving line of credit	10,841,000	6,300,000
Payments under revolving line of credit	(13,841,000)	(11,600,000)
Payment of commitment fee	(12,000)	(40,000)
Change in outstanding checks	(588,768)	215,469
Payments on capital leases	(118,568)	(121,761)
Cash proceeds from exercise of stock options	19,724	164,646

Net cash used in financing activities	(3,699,612)	(5,081,646)

Net increase in cash and cash equivalents	$13,345	$283,667

Cash and cash equivalents at beginning of period	$731,880	$448,213

Cash and cash equivalents at end of period	$745,225	$731,880

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$738,514	$953,615
Income taxes	$1,657,275	$791,178
Supplemental disclosure of non-cash financing activities
Equipment acquired under capital leases	$84,796	$108,579
See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Operations and Organization
Dover Saddlery, Inc., a Delaware corporation (the “Company”), is a leading specialty retailer and the largest multi-channel marketer of equestrian products in the United States. The Company sells products through a multi-channel strategy, including direct and retail, with stores located in Massachusetts, New Hampshire, Delaware, Texas, Virginia, Maryland, New Jersey, Georgia and Rhode Island. The Company provides a complete line of products, as well as specially developed, private label offerings from its direct marketing headquarters, warehouse, and call center facility in Littleton, Massachusetts.
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
2. Summary of Significant Accounting Policies
The accompanying financial statements reflect the application of certain accounting policies described in this note and elsewhere in the accompanying notes to the consolidated financial statements.
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
Segment Information
Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment utilizing a multi-channel distribution strategy. Additionally, it is not practical for the Company to disclose product revenues by discrete product categories.
The following table presents certain selected operating data from both the direct and retail market channels (dollars in thousands):

	Year Ended December 31
	2010	2009
Revenues, net- direct	$52,140	$51,345
Revenues, net- retail	26,050	24,859

Revenues, net- Total	$78,190	$76,204

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

Cost of Revenues and Selling, General and Administrative Expenses
The Company’s consolidated cost of revenues primarily consists of merchandise costs, purchasing, handling and transportation costs to obtain the merchandise and ship it to customers or its stores. The Company’s consolidated selling, general and administrative expenses primarily consist of selling and marketing expenses, including amortization of deferred catalog costs, retail occupancy cost, depreciation, amortization, and general and administrative expenses.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.
Property, Equipment and Depreciation
Property and equipment are recorded at cost. Expenditures for additions, renewals, and betterments of property are capitalized and depreciated over the estimated useful life. Expenditures for repairs and maintenance are charged to expense as incurred.
The Company provides for depreciation of assets recorded, including those under capitalized leases, using the straight-line method by charges to operations in amounts that allocate the cost of the assets over their estimated useful lives as follows:

Asset Classification	Estimated Useful Life
Office and other equipment	5 -7 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of the estimated life or lease term
Depreciation of property and equipment was recorded under capital leases were approximately $731,000 and $768,000 for the years ended December 31, 2010 and 2009, respectively.
Inventory
Inventory consists of prepaid, finished goods in the Company’s mail-order warehouse and retail stores. The Company’s inventories are stated at the lower of cost, with cost determined by the first-in, first-out method, or net realizable value. The Company maintains a reserve for excess and obsolete inventory. This reserve as of December 31, 2010 and 2009 was $95,000. The Company continuously monitors the salability of its inventories to ensure adequate valuation of the related merchandise.
Advertising
The Company recognizes deferred costs over the period of expected future revenue, which is less than one year. These costs are recognized over the period of expected future revenue, which is less than one year. Deferred costs as of December 31, 2010 and 2009 were approximately $930,000 and $1,164,000, respectively. The combined marketing and advertising costs charged to selling, general, and administrative expenses for the years ended December 31, 2010 and 2009, were approximately $7,426,000 and $8,172,000, respectively.
Accounting for Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company does not believe any of its long-lived assets have been impaired as of the periods presented.
Pre-opening Store Expenses
All non-capital costs associated with the opening of new retail stores are expensed as incurred.

Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, line of credit advances, and notes payable. The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates fair value due to their short-term nature. The carrying value of the line of credit as of December 31, 2010, is not materially different from the fair value of the line of credit. The carrying value of the subordinated notes payable, as of December 31, 2010, is not materially different from the fair value of the notes.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash equivalents and accounts receivable. The Company places its cash and cash equivalents in highly rated financial institutions. The Company maintains cash and cash equivalent balances with financial institutions that occasionally exceed federally insured limits. The Company has not experienced any losses related to these balances, and management believes its credit risk to be minimal. In addition, accounts receivable consists primarily of customer credit card transactions that are fully authorized with payment in transit as of period end and, therefore, no allowance for doubtful accounts is deemed necessary. For the periods presented, there were no customers that comprised more than 10% of receivables or revenues.
Comprehensive Income
Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Total comprehensive income (loss) for the years ended December 31, 2010 and 2009 equaled net income and was approximately $2,045,000 and $904,000, respectively.
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
Net Income per Share
Basic net income per share is determined by dividing net income available to common stockholders by the weighted average common shares outstanding during the period. Diluted net income per share is determined by dividing net income by the dilutive weighted average common shares outstanding. The diluted weighted average common shares outstanding include the potential incremental common shares from the exercise of stock options and warrants using the treasury stock method, if dilutive.
A reconciliation of the number of shares used in the calculation of basic and diluted net income per share is as follows:

	Year Ended December 31
	2010	2009
Basic weighted average common shares outstanding	5,271,000	5,190,000
Add: Dilutive effect of assumed stock option and warrant exercises	128,000	58,000

Diluted weighted average commons shares outstanding	5,399,000	5,248,000

In 2010 and 2009, approximately 777,000 and 573,000 options and warrants to acquire common stock were excluded from the diluted weighted average shares calculation as the effect of such options and warrants was anti-dilutive.
Stock-based Compensation
The Company accounts for share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the statement of operations based on their fair values. Refer to Note 7 for further discussion of stock-based compensation recognized for periods presented.

Recent Accounting Pronouncements
In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures). ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. ASU 2010-06 also requires disclosure of activities, including purchases, sales, issuances and settlements within the Level 3 fair value measurements, and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this standard did not have a material effect on the Company’s financial statements.
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
3. Financing Agreements
Revolving Credit Facility
The $13,000,000 senior revolving credit facility in effect as of December 31, 2010, of which up to $1,000,000 could be in the form of letters of credit, bore interest at the base rate, announced from time to time by the bank, plus an applicable margin determined by the Company’s funded debt ratio. At December 31, 2010, the LIBOR rate (base rate) was 0.26%, plus the applicable margin of 1.95%. Interest was payable monthly. At its option, the Company may have had all or a portion of the unpaid principal under the credit facility bear interest at various LIBOR or prime rate options.
The Company was obligated to pay commitment fees of 0.25% per annum on the average daily, unused amount of the line of credit during the preceding quarter. All assets of the Company collateralize the senior revolving credit facility. Under the terms of the credit facility, the Company was subject to certain covenants including, among others, maximum funded debt ratios, operating cash flows, current asset ratios, and capital expenditures. At December 31, 2010, the Company was in compliance with all of the original covenants under the credit facility. The Company and the bank amended the senior revolving credit agreement on August 10, 2010 to extend the loan to February 2012. The loan was originally due in full in January 2011. The Company and the bank further amended the credit agreement in March 28, 2011, as discussed below.
Previously, on March 27, 2009, the Company amended its senior revolving credit facility with the bank to adjust various covenant levels for fiscal year 2009, due to the on-going impact of the economic recession. The maximum amount to be borrowed was reduced from $18,000,000 to $14,000,000 in 2009, through June 2010, and this was further reduced to $13,000,000 on June 30, 2010.
At December 31, 2010, the Company had the ability to borrow $13,000,000 on the revolving line of credit, subject to certain covenants, of which there was no outstanding balance, bearing interest at the net revolver rate of 2.21%. At December 31, 2009, the Company had the ability to borrow $14,000,000, of which $3,000,000 was outstanding, bearing interest at the net revolver rate of 3.18%.
On March 28, 2011, the Company and the bank further amended the credit agreement in connection with the refinancing of the $5,000,000 senior subordinated notes as described under Subsequent Events below.

Senior Subordinated Notes Payable and Warrants
In December 2007, the Company issued $5,000,000 in senior subordinated notes payable. The notes were subordinated in right of payment to existing and future senior debt, ranked equal in right of payment with any future senior subordinated debt and were senior in right of payment to any future subordinated debt. Interest accrued at an annual rate of 14%, of which 12% was payable quarterly in arrears. The remaining 2% per annum was deferrable, and if deferred, was compounded and due in full along with outstanding principal balance on December 11, 2012. As of December 31, 2010 and 2009, the Company had deferred approximately $398,000 and $250,000, respectively, of interest payments. Prepayment on the principal amount due under the notes may have been made voluntarily at any time, plus accrued and unpaid interest and a prepayment fee of 3% if paid after December 11, 2009, and 0% if paid after December 11, 2010.
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
As of December 31, 2010, the net $5,293,000 subordinated notes, on the consolidated balance sheet, reflected the $5,000,000 face value, plus approximately $398,000 in deferred interest less the remaining unamortized net discount of approximately $104,000. As of December 31, 2009, the net $5,091,000 subordinated notes, on the consolidated balance sheet, reflected the $5,000,000 face value, plus approximately $250,000 in deferred interest less the remaining unamortized net discount of approximately $159,000.
Under the terms of the subordinated note agreements, the Company was subject to certain covenants, including, among others, maximum funded debt ratios, operating cash flows, current asset ratios and capital expenditures. At December 31, 2010, the Company was in compliance with all covenants.
On March 28, 2011, the Company refinanced the $5,000,000 senior subordinated notes with the bank as described below in Subsequent Events.
Debt Payments
The estimated aggregate principal payments under our combined financing agreements as of December 31, 2010 for each of the next five fiscal years are as follows (including the effect of the refinance discussed in Note 13. Subsequent Events):

Principal Debt Payments
2011	$—
2012	$—
2013	$589,500
2014	$786,000
2015	$786,000
Thereafter	$3,338,500
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
The Company’s equity share of HH’s net income, including the intangible asset customer list amortization (resulting from the purchase price allocation) is reflected as other investment (income) in the accompanying consolidated statements of income. In 2010, the investment income included a non-recurring gain of $402,000 recorded in June 2010 on its share of the proceeds from a life insurance settlement contract on a former officer of HH. The Company also received a cash dividend of $330,000 from HH during the quarter ended June 30, 2010, reducing the investment carrying value. The Company recorded a net gain of $272,000 for the year ending December 31, 2010. The resulting carrying value at December 31, 2010, was $277,000 and was included in intangibles and other assets, net in the accompanying consolidated balance sheets.
Under certain circumstances, the Company had the right to acquire the remaining 60% of the common stock of Hobby Horse, at fair value as defined, for a period beginning October 2010 through January 2011. The Company did not exercise its right to purchase the remaining 60%.
In May 2010, the Company launched a joint venture to provide equine pharmaceuticals to the equine marketplace. The venture, HorsePharm.com, LLC (“HP”), was established as a limited liability company, and Dover has a non-controlling interest of 50%. The Company accounts for this investment using the equity method. Thus, during the second quarter, Dover recorded its portion of the initial investment in HP of $60,000. For the third and fourth quarters of 2010 the Company recorded a net loss of $(19,846) for its share of the joint venture’s operating results. The carrying value at December 31, 2010, was $40,154, which is included in intangibles and other assets, net, in the accompanying consolidated balance sheets. The operating agreement governing HP contains a buy/sell feature that can be exercised after one year of launching HP for a price established by the HP member who initiates the buy/sell feature. The HP member that receives the offer can elect to buy the other member’s interest or sell its interest at the offered price.
5. Commitments
The Company leases its facilities and certain fixed assets that may be purchased for a nominal amount on the expiration of the leases under non-cancelable operating and capital leases that extend through 2019. These leases, which may be renewed for periods ranging from one to five years, include fixed rental agreements as well as agreements with rent escalation clauses.
Property and equipment includes the following cost and related accumulated depreciation associated with equipment under capital lease:

	Year Ended December 31
	2010	2009
Office and equipment	$291,832	$215,598
Leasehold improvements	170,737	162,176

Total cost of leased equipment	462,569	377,774
Less allowances for depreciation	(181,363)	(109,261)

Net book value of assets under capital lease	$281,206	$268,513

Future minimum commitments for operating and capital lease obligations as of December 31, 2010 are as follows:

	Capital	Operating
	Leases	Leases

2011	$97,000	$2,278,000
2012	77,000	2,114,000
2013	12,000	1,897,000
2014	8,000	1,863,000
2015	—	1,679,000
Thereafter	—	4,673,000

Total minimum lease payments	194,000	$14,504,000

Amount representing interest	(17,000)

Present value of net minimum lease payments	177,000
Less current portion	97,000

Long-term capital lease obligation	$80,000

Total rental expense under the operating agreements included in the accompanying consolidated statements of income for December 31, 2010 and 2009 was $2,360,000 and $2,320,000, respectively.
In connection with retail locations, the Company enters into various operating lease agreements, with escalating rental payments. The effects of variable rent disbursements have been expensed on a straight-line basis over the life of the lease. As of December 31, 2010 and 2009, there was approximately $479,000 and $348,000, respectively, of deferred rent recorded in other current liabilities.
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

	Year Ended December 31
	2010	2009
Current:
Federal	$1,324,500	$865,670
State	396,400	343,400

Total current	1,720,900	1,209,070

Deferred:
Federal	(225,200)	(268,700)
State	(40,900)	(47,600)

Total deferred	(266,100)	(316,300)

Total provision for income tax	$1,454,800	$892,770

Deferred income taxes relate to the following temporary differences as of:

	Year Ended December 31
	2010	2009
Current deferred tax asset (liability):
Prepaid expenses currently deductible	$(266,800)	$(367,000)
Reserves not currently deductible	372,200	345,400

Total current deferred tax asset (liability)	105,400	(21,600)

Non-current deferred tax asset
Depreciation and amortization	726,300	598,700
Other	121,700	109,900

Total non-current deferred tax asset	848,000	708,600

Net deferred tax asset	$953,400	$687,000

The effective income tax rate varies from the amount computed using the statutory U.S. income tax rate as follows:

	Year Ended December 31
	2010	2009
Federal statutory rate	34.0%	34.0%
Increase in taxes resulting from state income taxes, net of federal income tax benefit	6.6	10.0
Effect of nondeductible stock-based compensation	1.5	2.8
Adjustment of deferred income tax liability	(0.8)	2.9
Non-deductible goodwill impairment charge	—	—

Effective income tax rate	41.3%	49.7%

The Company has reviewed its tax positions to determine whether the positions are more likely than not to be sustained upon examination by regulatory authorities. If a tax position meets the more-likely-than-not standard, then the related tax benefit is measured based on a cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement or disposition of the underlying issue. At December 31, 2010 the Company increased its tax liability to $33,000 for unrecognized tax benefits from the $30,000 that was recorded on December 31, 2009. Although the Company believes it has adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.
The Company records interest and penalties related to income taxes as a component of income tax. The Company did not recognize any interest and penalty expense for the years ended December 31, 2010 or 2009.
Tax years 2006 through 2010 remain subject to examination by the IRS, and 2007 through 2010 tax years remain subject to examination by Massachusetts, and 2006 through 2010 by various other jurisdictions.
7. Stockholders’ Equity
Preferred Stock
The Company currently has authorized 1,000,000 shares of Preferred Stock, none of which were issued or outstanding at December 31, 2010 or 2009.
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
The aggregate number of shares of our common stock that may be issued under the 2005 Equity Incentive Plan is 1,123,574. The aggregate number of shares of common stock that may be granted in any calendar year to any one person pursuant to the 2005 Equity Incentive Plan may not exceed 50% of the aggregate number shares of our common stock that may be issued pursuant to the 2005 Equity Incentive Plan.
The 2005 Equity Incentive Plan is administered by the Compensation Committee of our Board of Directors, which has been granted the discretion to determine when awards are made, which directors or employees receive awards, whether an award will be in the form of an incentive stock option, a nonqualified stock option or restricted stock, the number of shares subject to each award, vesting, and acceleration of vesting. Generally, options granted to employees under the 2005 Equity Incentive Plan are expected to vest over a five-year period from the date of grant.
Stock options issued under the 2005 Equity Incentive Plan generally expire within ten years or, in the case of incentive stock options issued to 10% or greater shareholders, within five years.

Prior to the adoption of the 2005 Plan, the Company had issued 513,981 options under the 1999 Plan, which was the maximum the plan permitted. Under the 2005 Plan, the Company has reserved a total of 1,123,574 shares of common stock for issuance under the Plan. As of December 31, 2010, there were 311,229 shares available for future grants, and as of December 31, 2009, 9,945 shares were available for future grants.
The following table summarizes all stock option activities.

	2010		2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Beginning balance	723,773	$5.09	836,720	$4.79
Granted	204,675	3.11	10,500	2.01
Forfeited/Expired	(3,315)	1.24	(46,510)	3.87
Exercised	(13,186)	1.49	(76,937)	2.14

Ending balance	911,947	$4.73	723,773	$5.09

Exercisable	517,069	$5.82	433,829	$5.91

	Options Outstanding
		Weighted
	Options	Average	Options
Range of Exercise Prices	Outstanding	Remaining Life	Exercisable
$1.24 – 1.36	142,814	7.42	57,126
$1.56	38,573	1.33	38,573
$1.94	61,029	3.84	61,029
$2.01	10,500	8.88	2,100
$3.10 – $3.41	204,675	9.49	—
$4.50 – $4.95	159,023	6.37	95,414
$7.50 – $8.78	162,529	5.44	130,023
$10.00	132,804	4.88	132,804
The following table sets forth the intrinsic value at December 31, 2010 and 2009, for outstanding and exercisable options:

	December 31, 2010		December 31, 2009
	Number of Options	Aggregate Intrinsic Value(1)	Number of Options	Aggregate Intrinsic Value(1)
Outstanding	911,947	$(1,941,577)	723,773	$(2,018,948)
Exercisable	517,069	$(1,666,892)	433,829	$(1,612,600)
Vested	911,947	$(1,941,577)	723,773	$(2,018,948)

(1)
The aggregate intrinsic value was calculated based on the difference between the fair value of the Company’s common stock on December 31, 2010 or 2009 and the weighted average exercise price of the underlying options.

Stock-based Compensation
The Company utilizes, in most cases, the Binomial Lattice option pricing model to determine the fair value of stock-based compensation. The Binomial Lattice model requires the Company to make subjective assumptions regarding the volatility of the underlying stock. The estimated volatility of the Company’s common stock price is based on the median of the fluctuations in the historical price of the Company’s common stock. The Binomial Lattice model also requires a risk-free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of the grant, and the dividend yield on the Company’s common stock, which is assumed to be zero since the Company does not pay dividends and has no current plans to do so in the future. Changes in these assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense recognized on the consolidated statement of operations.

In November 2010 and November 2009, the Company granted 204,675 and 10,500 options to the Company employees and director, respectively. Using the Binomial Lattice Model (with assumptions disclosed below), the 2010 and 2009 awards had weighted average fair value of $1.79 and $1.66 per option, respectively. The stock option expenses recorded were $190,000 and $179,000, net of estimated forfeitures, for the years ended December 31, 2010 and 2009, respectively. The fair value of these awards is recorded as stock-based compensation expense included in general and administrative expense over the vesting period. The remaining unrecognized stock-based compensation expense related to unvested awards at December 31, 2010, was approximately $622,000 to be recognized on a straight-line basis over the employee’s weighted average vesting period of 3.6 years.
The following table illustrates the assumptions used in the Binomial-Lattice calculation used to value to the option awards recognized in the 2010 and 2009 Statements of Operations:

	2010	2009
Weighted-average risk-free interest rate	1.49% and 2.89%	3.0%
Volatility	94.15%	105.0%
Expected dividend yield	0.0%	0.0%
Weighted-average fair value of options granted	$1.66 and $1.79	$1.66
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
9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2010	2009
Wages and bonus payable	$1,122,028	$766,368
Sales return reserves	869,000	793,000
Gift certificate and prepaid sales liabilities	1,650,675	1,248,384
Accrued professional fees	195,617	129,362
Miscellaneous accruals and other liabilities	1,588,146	1,146,227

Total accrued expenses and other current liabilities	$5,425,466	$4,083,341

A roll-forward of the Company’s sales return reserve is as follows:
Beginning balance	$793,000	$757,000
Provision	10,692,232	10,963,855
Returns	(10,616,232)	(10,927,855)

Ending balance	$869,000	$793,000

10. Intangibles and Other Assets
Intangibles and other assets consist of the following:

	December 31
	2010	2009
Deferred financing fees	$408,506	$396,506
Purchased catalog and related assets	819,433	819,433

Total cost	1,227,939	1,215,939
Accumulated amortization:
Deferred financing fees	(328,269)	(237,086)
Purchased catalog and related assets	(814,242)	(807,990)

Total accumulated amortization	(1,142,511)	(1,045,076)
Lease acquisition and other misc. assets	189,780	239,780
Investment in affiliate	317,226	273,408

Total	$592,434	$684,051

Deferred financing costs are amortized on a straight-line basis over the shorter of the contractual or estimated life of the related debt. In connection with the August 2010 debt refinancing discussed in Note 3, the Company recognized a portion of unamortized deferred financing costs associated with the modification of facilities. Purchased catalog and related assets are amortized on a straight-line basis over the estimated useful lives of the underlying assets, extending through 2012. Amortization expense for the Company’s catalog and related assets for the years ended December 31, 2010 and 2009 was approximately $6,000 and $6,000, respectively.
The estimated aggregate of purchased catalog and deferred financing costs for each of the next five years is as follows:

Years Ended:
December 31, 2011	$51,000
December 31, 2012	$34,000
December 31, 2013	$—
December 31, 2014	$—
December 31, 2015	$—
Thereafter	$—
11. Related Party Transactions
On October 26, 2007, the disinterested members of the Audit Committee of the Board of Directors approved a $5,000,000 subordinated debt financing facility as part of a plan to refinance the Company’s former subordinated debt with Patriot Capital. The new sub-debt facility was led by BCA Mezzanine Fund, L.P., which participated at $2,000,000 (in which Company Board director Gregory Mulligan holds a management position and indirect economic interest). The current subordinated notes were issued as of December 11, 2007. Except as noted above with respect to Mr. Mulligan, there is no relationship, arrangement or understanding between the Company and any of the subordinated note holders or any of their affiliates, other than in respect of the note agreement establishing and setting forth the terms and conditions of this mezzanine loan agreement. For the three and twelve months ended December 31, 2010 and 2009, the Company recognized $175,000 in each period in interest expense for the subordinated notes payable, of which $25,000 was accrued in each period as deferred interest, payable upon maturity. In September 2009, the Company modified certain terms of the warrants and reduced the exercise price to $2.75 per share. A charge of $36,000 was recognized in conjunction with the warrant modification. These warrant modifications were determined to be in the best interests of the Company, following review by the Audit Committee and approval of the Board of Directors, with Mr. Mulligan abstaining in both cases. (See note 13 for discussion of subsequent refinancing).
In October of 2004, the Company entered into a lease agreement with a minority stockholder. The agreement, which relates to the Plaistow, NH retail store, is a five-year lease with options to extend for an additional fifteen years. For the year ended December 31, 2010 the Company expensed approximately $205,000 in connection with the lease. For the year ended December 31, 2009, the Company expensed approximately $196,000 in connection with the lease. In addition, a related deposit of $18,750 is recorded as prepaid expenses and other current assets as of December 31, 2010 and December 31, 2009.

In order to expedite the efficient build-out of leasehold improvements in its new retail stores, the Company utilizes the services of a real estate development company owned by a non-executive Company employee and minority stockholder to source construction services and retail fixtures. Total payments for the year ended December 31, 2010, consisting primarily of reimbursements for materials and outside labor, for the fit-up of one store were approximately $117,000. Reimbursements for the year ended December 31, 2009 were approximately $104,000.
12. Contingencies
From time to time, the Company is exposed to litigation relating to our products and operations. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material, adverse affect on our financial condition or results of operations.
13. Subsequent Events
On March 28, 2011, the Company and the bank amended the credit agreement in connection with the refinancing of the $5,000,000 senior subordinated notes. Under the amended revolving line of credit, the Company can borrow up to $13,000,000, of which up to $1,000,000 can be in the form of letters of credit, and increase this amount up to $20,000,000 at the discretion of the bank. Any outstanding balances borrowed under the credit facility are due April 30, 2013. The credit facility bears interest at the base rate, announced from time to time by the bank, plus an applicable margin determined by the Company’s funded debt ratio. As of March 28, 2011, the LIBOR rate (base rate) was 0.26%, plus the applicable margin of 2.20%. Interest is payable monthly. At its option, the Company may have all or a portion of the unpaid principal under the credit facility bear interest at various LIBOR or prime rate options.
The Company is obligated to pay commitment fees of 0.20% per annum on the average daily, unused amount of the line of credit during the preceding quarter. All assets of the Company collateralize the senior revolving credit facility. Under the terms of the credit facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios, maximum debt to tangible net worth ratios, minimum fixed charge ratios, current asset ratios, and capital expenditures.
On March 28, 2011, the Company borrowed $5,500,000 in the form of a 7-year term note from the bank to refinance the $5,000,000 senior subordinated notes and deferred interest on those notes. The term note bears fixed interest currently estimated at 7.2% on $3,900,000 of the principal and floating interest on the remaining $1,600,000 of the principal based on a base rate, with a minimum of 1.0% and announced from time to time by the bank, plus an a 4.4% margin. The Company shall purchase interest rate swaps in order to effectively fix the interest rate at approximately 7.2%. As of March 28, 2011, the LIBOR rate (base rate) was 0.26%. Interest is payable monthly. The Company is obligated to repay $786,000 of principal annually commencing in April 2013 and extending to March 2018. The Company is further obligated to accelerate repayment of up to $1,600,000 in principal in the event it has excess cash flow determined by a cash flow recapture formula. All assets of the Company collateralize the term note facility. Under the terms of the term note facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios, maximum debt to tangible net worth ratios, minimum fixed charge ratios, current asset ratios, and capital expenditures. The Company expects to realize significant interest savings as a result of refinancing the senior subordinated notes.
The Company has evaluated all events or transactions through the date of this filing. During this period, the Company did not have any additional material subsequent events that impacted its consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
Not applicable.

Item 9A.	Controls and Procedures.
The Company’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and that as of December 31, 2010, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective appropriate as of December 31, 2010, in management’s judgment with similar cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Management reviewed the results of its assessment with our Audit Committee. No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company, as a smaller reporting company, to provide only management’s report in this Annual Report.

Item 9B.	Other Information.
On March 28, 2011, the Company and the bank amended the credit agreement in connection with the refinancing of the $5,000,000 senior subordinated notes. Under the amended revolving line of credit, the Company can borrow up to $13,000,000, of which up to $1,000,000 can be in the form of letters of credit, and increase this amount up to $20,000,000 at the discretion of the bank. Any outstanding balances borrowed under the credit facility are due April 30, 2013. The credit facility bears interest at the base rate, announced from time to time by the bank, plus an applicable margin determined by the Company’s funded debt ratio. As of March 28, 2011, the LIBOR rate (base rate) was 0.26%, plus the applicable margin of 2.20%. Interest is payable monthly. At its option, the Company may have all or a portion of the unpaid principal under the credit facility bear interest at various LIBOR or prime rate options.
The Company is obligated to pay commitment fees of 0.20% per annum on the average daily, unused amount of the line of credit during the preceding quarter. All assets of the Company collateralize the senior revolving credit facility. Under the terms of the credit facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios, maximum debt to tangible net worth ratios, minimum fixed charge ratios, current asset ratios, and capital expenditures.
On March 28, 2011, the Company borrowed $5,500,000 in the form of a 7-year term note from the bank to refinance the $5,000,000 senior subordinated notes and deferred interest on those notes. The term note bears fixed interest currently estimated at 7.2% on $3,900,000 of the principal and floating interest on the remaining $1,600,000 of the principal based on a base rate, with a minimum of 1.0% and announced from time to time by the bank, plus an a 4.4% margin. The Company shall purchase interest rate swaps in order to effectively fix the interest rate at approximately 7.2%. As of March 28, 2011, the LIBOR rate (base rate) was 0.26%. Interest is payable monthly. The Company is obligated to repay $786,000 of principal annually commencing in April 2013 and extending to March 2018. The Company is further obligated to accelerate repayment of up to $1,600,000 in principal in the event it has excess cash flow determined by a cash flow recapture formula. All assets of the Company collateralize the term note facility. Under the terms of the term note facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios, maximum debt to tangible net worth ratios, minimum fixed charge ratios, current asset ratios, and capital expenditures. The Company expects to realize significant interest savings as a result of refinancing the senior subordinated notes.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information set forth under the captions “Directors, Executive Officers” and “Corporate Governance”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 5, 2011, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2010, is incorporated herein by reference.

Item 11.	Executive Compensation.
The information set forth under the caption “Remuneration of Executive Officers and Directors” appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 5, 2011, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2010, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 5, 2011, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2010, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information set forth under the captions “Certain Relationships and Related Transactions” and “Director Independence”, appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 5, 2011, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2010, is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.
The information set forth under the captions “Principal Accounting Fees and Services” appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 5, 2011, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2010, is incorporated herein by reference.
Part IV

Item 15.	Exhibits and Financial Statement Schedules.
(a) Documents filed as part of this Annual Report on Form 10-K are as follows:
1. Financial Statements:
See listing of financial statements included as part of this Form 10-K in Item 8 of Part II.
2. Financial Statement Schedules:
The information required by this Item has been included in the Financial Statements and related notes as part of this Form 10-K in Item 8 of Part II above.

3. Exhibits:
Exhibit List
Set forth below is list of exhibits submitted with this Form 10-K as filed or furnished with the SEC:

Ex-10.70 —	Employee Agreement, dated as of September 01, 2010, by and between William G. Schmidt and the Company
Ex-10.71 —	Fourth Amendment to Loan and Security Agreement with RBS Citizens dated March 28, 2011
Ex-10.72 —	Second Amendment to Revolving Credit Note with RBS Citizens dated March 28, 2011
Ex-10.73 —	Term Note Agreement with RBS Citizens dated March 28, 2011
Ex-23.6 —	Consent of Caturano and Company, Inc.
Ex-23.7 —	Consent of McGladrey & Pullen, LLP
Ex-31.1 —	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
Ex-31.2 —	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
Ex-32.1 —	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
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

Dated March 31, 2011

	By:	/s/ STEPHEN L. DAY
President, Chief Executive Officer and Director
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ STEPHEN L. DAY Stephen L. Day	President, Chief Executive Officer and Director (principal executive officer)	March 31, 2011

/s/ JONATHAN A. R. GRYLLS Jonathan A. R. Grylls	Chief Strategy Officer and Director	March 31, 2011

/s/ DAVID R. PEARCE David R. Pearce	Chief Financial Officer (principal accounting and financial officer)	March 31, 2011

/s/ DAVID J. POWERS David J. Powers	Director	March 31, 2011

/s/ JAMES F. POWERS James F. Powers	Director	March 31, 2011

/s/ GREGORY F. MULLIGAN Gregory F. Mulligan	Director	March 31, 2011

/s/ KEVIN K. ALBERT Kevin K. Albert	Director	March 31, 2011

/s/ JOHN W. MITCHELL John W. Mitchell	Director	March 31, 2011

Exhibit Index

Exhibit
Number	Description	Form	Date

1.1	Form of Underwriting Agreement	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 1.1	November 16, 2005

3.1	Amended and Restated Certificate of Incorporation of the Company	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 3.1	August 26, 2005

3.2	Certificate of Amendment to Certificate of Incorporation of the Company	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 3.2	October 5, 2005

3.3	Second Amended and Restated Certificate of Incorporation of the Company to be filed upon completion of this offering	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 3.3	October 25, 2005

3.4	By-laws of the Company	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 3.4	August 26, 2005

3.5	Amended and Restated By-laws of the Company to be effective upon completion of this offering	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 3.5	October 5, 2005

3.6	Amendment to By-Laws of the Company	Form 8-K Current Report; amends Exhibit 3.5	December 28, 2007

3.7	Amended and Restated By-Laws of the Company	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008; amends and restates Exhibits 3.4 and 3.5	August 13, 2008

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
		Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 4.3	October 5, 2005

Exhibit
Number	Description	Form	Date

4.4
Instrument of accession, dated as of September 16, 2005, signed by Citizens Ventures, Inc. and accepted by the Company, to that certain Shareholders Agreement, dated as of September 17, 1998, by and among the Company and the Shareholders referenced therein, as amended
		Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 4.4	October 5, 2005

4.5	Form of Common Stock Certificate	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 4.5	October 25, 2005

4.6	Warrant to purchase common stock of the Company issued to Patriot Capital Funding, Inc.	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 4.6	October 5, 2005

4.7	Amended and Restated 11.50% Senior Secured Subordinated Note, dated September 16, 2005, issued jointly by the Company, Dover Massachusetts and Smith Brothers, Inc. to Patriot Capital Funding, Inc.	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 4.7	October 5, 2005

4.8	Mezzanine Promissory Note	Form 8-K Current Report	December 14, 2007

4.9	Specimen Common Stock Purchase Warrant	Form 8-K Current Report	December 14, 2007

4.10	Registration Rights Agreement	Form 8-K Current Report	December 14, 2007

4.11	Amended and Restated Specimen Common Stock Purchase Warrant	Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009	November 13, 2009

5.1	Opinion of Bingham McCutchen LLP	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 5.1	November 17, 2005

5.2	Opinion of Preti Flaherty Beliveau Pachios & Haley LLP	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 5.2	November 16, 2005

†10.1	1999 Stock Option Plan (the “1999 Plan”)	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.1	August 26, 2005

†10.2	Form of Stock Option Agreement under the 1999 Plan	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.2	August 26, 2005

†10.3	2005 Equity Incentive Plan (the “2005 Plan”)	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.3	October 25, 2005

†10.4	Form of Stock Option Agreement under the 2005 Plan	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.4	October 25, 2005

†10.5	Form of Restricted Stock Award Agreement under the 2005 Plan	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.5	October 25, 2005

Exhibit
Number	Description	Form	Date

10.6	Lease, dated as of May 29, 1997, by and between Dover Massachusetts and CE Holman, LLP	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.6	August 26, 2005

10.7	Lease, dated as of October 12, 2001, by and between David F. Post and Dover Massachusetts	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.7	August 26, 2005

10.8	Lease, dated as of March 1, 2003, by and between Smith Brothers, Inc. and JDS Properties, LLC	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.8	August 26, 2005

10.9	Letter dated February 9, 2005 from the Company to JDS Properties, LLC regarding lease extension	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.9	October 5, 2005

10.10	Lease, dated as of June 22, 2002, by and between Hockessin Square, L.L.C. and Dover Massachusetts	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.9	August 26, 2005

10.11	Letter dated January 25, 2005 from the Company to Hockessin Square, L.L.C. regarding lease extension	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.11	October 5, 2005

10.12	Lease, dated as of November 24, 2003, by and between North Conway Holdings, Inc. and Dover Massachusetts	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.10	August 26, 2005

10.13	Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.11	August 26, 2005

10.14	First Amendment to Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.12	August 26, 2005

10.15	Amendment to Stock Purchase Agreement, dated as of September 17, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.13	August 26, 2005

10.16	Amended and Restated Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.18	August 26, 2005

10.17	Amendment to Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.19	August 26, 2005

10.18	Amended and Restated Security Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.20	August 26, 2005

10.19	Amended and Restated Pledge Agreement, dated as of December 11, 2003, by and between the Company and Fleet National Bank	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.21	August 26, 2005

Exhibit
Number	Description	Form	Date

10.20	Shareholder Pledge Agreement, dated as of September 17, 1998, by and among Stephen L. Day, Jonathan A.R. Grylls, David J. Powers, James F. Powers, Michele R. Powers and BankBoston, N.A.	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.22	August 26, 2005

10.21	Amended and Restated Revolving Credit Note, dated as of December 11, 2003, by Dover Massachusetts for the benefit of Fleet National Bank	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.23	August 26, 2005

10.22	Letter agreement, dated as of September 16, 2005, by and between Dover Massachusetts and Bank of America, N.A. (successor by merger to Fleet National Bank)	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.22	October 5, 2005

10.23	Security Agreement, dated as of December 11, 2003, by and between Smith Brothers, Inc. and Fleet National Bank	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.23	October 5, 2005

10.24	Guaranty, dated as of December 11, 2003, by Smith Brothers, Inc. to Fleet National Bank	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.25	August 26, 2005

10.25	Redemption Agreement, dated as of August 25, 2005, by and between the Company and Citizens Ventures, Inc.	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.25	October 5, 2005

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
		Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.31	October 5, 2005

Exhibit
Number	Description	Form	Date

10.32
Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc., Patriot Capital Funding, Inc. and the Purchasers referenced therein
		Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.32	October 5, 2005

10.33	Amended and Restated Security Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc. and Patriot Capital Funding, Inc.	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.33	October 5, 2005

†10.34	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Stephen L. Day	Annual Report on Form 10-K for the year ended December 31, 2005; amends Exhibit 10.29	March 30, 2006

†10.35	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Jonathan A.R. Grylls	Annual Report on Form 10-K for the year ended December 31, 2005; amends Exhibit 10.30	March 30, 2006

10.36	Second Amendment dated as of March 28, 2006 to Amended and Restated Loan Agreement with Bank of America	Annual Report on Form 10-K for the year ended December 31, 2005; amends Exhibit 10.18	March 30, 2006

10.37	Amendment No. 1 dated as of March 28, 2006 to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.	Annual Report on Form 10-K for the year ended December 31, 2005; amends Exhibit 10.32	March 30, 2006

10.38	Agreement of Lease dated March 29, 2006 by and between the Company and Sparks Lot Seven, LLC	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006	May 15, 2006

10.39	Commercial Lease executed as of March 9, 2001 between Marvid Crabyl, LLC and Dover Saddlery, Inc., as amended and extended	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006	August 14, 2006

10.40	Stock Purchase Agreement dated as of May 19, 2006 among Dover Saddlery, Inc., Dover Saddlery Retain, Inc., Old Dominion Enterprises, Inc. and Reynolds Young, as amended	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006	August 14, 2006

10.41	Lease made as of June 2006 between Humphrey and Rodgers and Dover Saddlery Retail, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006	August 14, 2006

10.42	Agreement of Lease for Shopping Center Space between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc. Dated as of May 20, 1997	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006	August 14, 2006

10.43	LB’s of Virginia Building Lease Agreement dated November 1, 2000, as amended	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006	August 14, 2006

10.44	Lease agreement made July 10, 2006 between Hopkins Roads Associates and Dover Saddlery Retail, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006	August 14, 2006

Exhibit
Number	Description	Form	Date

10.45	Consent and Amendment No. 2, dated June 29, 2006, to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006; amends Exhibit 32	August 14, 2006

10.46	Waiver letter dated as of June 27, 2006 between Bank of America, N.A. and Dover Saddlery, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006; pertains to Exhibit 10.16	August 14, 2006

10.47	First Amendment and Extension to Lease Agreement dated September 2006 between C.E. Holman Limited Partnership and Dover Saddlery, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006; amends Exhibit 10.6	November 13, 2006

10.48	Third Amendment dated as of March 29, 2007 to Amended and Restated Loan Agreement dated as of December 11, 2003, with Bank of America	Annual Report on Form 10-K for the year ended December 31, 2006; amends Exhibit 10.16	April 2, 2007

10.49	Waiver and Amendment No. 3 dated March 30, 2007 to the Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.	Annual Report on Form 10-K for the year ended December 31, 2006; amends Exhibit 32	April 2, 2007

10.50	Waiver by Bank of America dated May 14, 2007	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007; pertains to Exhibit 10.16	May 15, 2007

10.51	Waiver and Consent by Patriot Capital Funding, Inc. dated May 15, 2007	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007; pertains to Exhibit 10.32	May 15, 2007

10.52	Waiver by Bank of America dated August 9, 2007	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007; pertains to Exhibit 10.16	August 14, 2007

10.53	Waiver and Consent by Patriot Capital Funding, Inc. dated August 10, 2007	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007; pertains to Exhibit 10.32	August 14, 2007

10.54	Renewal of Lease for Shopping Center Space executed August 3, 2007 between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007; amends and renews Exhibit 10.42.	August 14, 2007

10.55	Shopping Center Lease Agreement dated May 30, 2007 between Pavillion North, Ltd., and Dover Saddlery Retail, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007	August 14, 2007

10.56	First Amendment dated June 25, 2007 to Shopping Center Lease Agreement between Pavillion North, Ltd. and Dover Saddlery Retail, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007; amends Exhibit 10.55	August 14, 2007

10.57 (7)	Second Amendment and Extension of Lease Agreement dated August 30, 2007 between C.E. Holman Limited Partnership, and Dover Saddlery Retail, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007; amends Exhibit 10.6	November 13, 2007

Exhibit
Number	Description	Form	Date

10.58	Waiver and Amendment to Bank of America Loan Agreement dated November 9, 2007	Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007; pertains to Exhibit 10.16	November 13, 2007

10.59	Loan and Security Agreement dated December 11, 2007 between RBS Citizens Bank N.A and Dover Saddlery, Inc.	Company’s Form 8-K Current Report, as Exhibit 10.59	December 14, 2007

10.60	Revolving Credit Note dated December 11, 2007 between RBS Citizens Bank N.A. and Dover Saddlery, Inc.	Company’s Form 8-K Current Report, as Exhibit 10.60	December 14, 2007

10.61	Intercreditor, Subordination and Standby Agreement dated December 11, 2007 between RBS Citizens Bank N.A. and Dover Saddlery, Inc.	Company’s Form 8-K Current Report	December 14, 2007

10.62	Mezzanine Loan Agreement dated December 11, 2007 between BCA Mezzanine Fund, L.P. and Dover Saddlery, Inc.	Company’s Form 8-K Current Report, as Exhibit 10.62	December 14, 2007

10.63	Mezzanine Security Agreement dated December 11, 2007 between BCA Mezzanine Fund, L.P. and Dover Saddlery, Inc.	Company’s Form 8-K Current Report	December 14, 2007

10.64	First Amendment to Mezzanine Loan Agreement with BCA Mezzanine Fund dated March 27, 2009	Annual Report on Form 10-K for the year ended December 31, 2008; Pertains to and amends Exhibit 10.62	March 31, 2009

10.65	First Amendment to Loan and Security Agreement with RBS Citizens dated March 27, 2009	Annual Report on Form 10-K for the year ended December 31, 2008; Pertains to and amends Exhibit 10.59	March 31, 2009

10.66	First Amendment to Revolving Credit Note with RBS Citizens dated March 27, 2009	Annual Report on Form 10-K for the year ended December 31, 2008; pertains to and amends Exhibit 10.60	March 31, 2009

10.67	Amended and Restated 2005 Equity Incentive Plan	Company’s Form 8-K Current Report; pertains to and amends Exhibit 10.30	May 10, 2010

10.68	Second Amendment to Loan and Security Agreement with RBS Citizens dated May 10,2010	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010; pertains to and amends Exhibit 10.59	May 5, 2010

10.69	Third Amendment to Loan and Security Agreement with RBS Citizens dated August 10, 2010	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010; pertains to and amends Exhibit 10.59	August 10, 2010

*†10.70	Employment Agreement, dated as of September 01, 2010, by and between William G. Schmidt and the Company	Annual Report on Form 10-K for the year ended December 31, 2010

*10.71	Fourth Amendment to Loan and Security Agreement with RBS Citizens dated March 28, 2011	Annual Report on Form 10-K for the year ended December 31, 2010; pertains to and amends Exhibit 10.59

*10.72	Second Amendment to Revolving Credit Note with RBS Citizens dated March 28, 2011	Annual Report on Form 10-K for the year ended December 31, 2010; pertains to and amends Exhibit 10.60

Exhibit
Number	Description	Form	Date

*10.73	Term Note Agreement with RBS Citizens dated March 28, 2011	Annual Report on Form 10-K for the year ended December 31, 2010

14.1	Code of Business Conduct and Ethics	Annual Report on Form 10-K for the year ended December 31, 2005; amends and restates Code of Conduct and Ethics filed with Registration Statement on Form S-1 (File No. 333-127888) filed on October 5, 2005 as Exhibit 14.1	March 30, 2006

16.1	Auditor change correspondence	Company’s Current Report on Form 8-K	October 6, 2008

16.2	Auditor change correspondence	Company’s Current Report on Form 8-K	August 25, 2010

17.1	Director departure correspondence	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009	May 15, 2009

17.2	Director departure correspondence	Company’s Current Report on Form 8-K	August 25, 2010

21.1	Subsidiaries of the Company	Annual Report on Form 10-K for the year ended December 31, 2005	March 30, 2006

23.1	Consent of Bingham McCutchen LLP (included in Exhibit 5.1)	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 5.1	November 17, 2005

23.2	Consent of Ernst & Young LLP	Annual Report on Form 10-K for the year ended December 31, 2008	March 31, 2009

23.3	Consent of Preti Flaherty Beliveau Pachios & Haley PLLC (included in Exhibit 5.2)	Registration Statement on Form S-1 (File No. 333-127888)	November 16, 2005

23.4	Consent of Caturano and Company, P.C.	Annual Report on Form 10-K for the year ended December 31, 2008	March 31, 2009

23.5	Consent of Caturano and Company, P.C.	Annual Report on Form 10-K for the year ended December 31, 2009	March 31, 2010

*23.6	Consent of Caturano and Company, Inc.	Annual Report on Form 10-K for the year ended December 31, 2010

*23.7	Consent of McGladrey & Pullen, LLP.	Annual Report on Form 10-K for the year ended December 31, 2010

24.1	Power of Attorney	Registration Statement on Form S-1 (File No. 333-127888)	November 17, 2005

*31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

Exhibit
Number	Description	Form	Date

*31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

‡32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

99.1	Consent of William F. Meagher, Jr.	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 99.1	October 5, 2005

*	Filed herewith.

‡	Furnished herewith.

†	Indicates a management contract or compensatory plan or arrangement