Form 10-Q
period 2011-03-31
DOVER SADDLERY INC
filed 2011-05-13
CIK 1071625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended March 31, 2011
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
Yes ☐ No ☑
Shares outstanding of the registrant’s common stock (par value $0.0001) on May 4, 2011: 5,288,027

DOVER SADDLERY, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
DOVER SADDLERY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)

	March 31,	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$158	$745
Accounts receivable	468	533
Inventory	17,635	15,869
Prepaid catalog costs	1,514	930
Prepaid expenses and other current assets	741	901
Deferred income taxes	86	105

Total current assets	20,602	19,084
Net property and equipment	2,965	3,025
Other assets:
Deferred income taxes	871	848
Intangibles and other assets, net	543	593

Total other assets	1,414	1,441

Total assets	$24,981	$23,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation and outstanding checks	$551	$97
Accounts payable	1,790	2,073
Accrued expenses and other current liabilities	3,885	5,425
Income taxes payable	156	414

Total current liabilities	6,382	8,009

Long-term liabilities:
Revolving line of credit	2,674	—
Term notes	5,500	—
Subordinated notes payable, net	—	5,293
Capital lease obligation, net of current portion	65	89

Total long-term liabilities	8,239	5,382

Commitments and Contingencies (see note K.)

Stockholders’ equity:
Common Stock, par value $0.0001 per share; 15,000,000 shares authorized; 5,288,027 and 5,277,161 issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	1	1
Additional paid in capital	45,468	45,391
Treasury stock, 795,865 shares at cost	(6,082)	(6,082)
Accumulated deficit	(29,027)	(29,152)

Total stockholders’ equity	10,360	10,158

Total liabilities and stockholders’ equity	$24,981	$23,549

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended
	March 31,	March 31,
	2011	2010

Revenues, net	$17,285	$16,226
Cost of revenues	10,717	10,380

Gross profit	6,568	5,846
Selling, general and administrative expenses	5,920	5,893

Income (loss) from operations	648	(47)
Interest expense, financing and other related costs, net	374	251
Other investment loss, net	21	3

Income (loss) before income tax benefit	253	(301)
Provision (benefit) for income taxes	128	(108)

Net income (loss)	$125	$(193)

Net income (loss) per share
Basic	$0.02	$(0.04)

Diluted	$0.02	$(0.04)

Number of shares used in per share calculation
Basic	5,287,000	5,264,000
Diluted	5,422,000	5,264,000
See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	March 31,	March 31,
	2011	2010

Operating activities:
Net income (loss)	$125	$(193)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	183	188
Deferred income taxes	(3)	24
Loss from investment in affiliate, net	21	3
Stock-based compensation	62	45
Non-cash interest expense	210	68
Payment of deferred interest	(423)	—
Changes in current assets and liabilities:
Accounts receivable	65	256
Inventory	(1,766)	(397)
Prepaid catalog costs and other current assets	(424)	(647)
Accounts payable	(282)	415
Accrued expenses, other current liabilities and income taxes payable	(1,799)	(1,050)

Net cash used in operating activities	(4,031)	(1,288)
Investing activities:
Purchases of property and equipment	(121)	(31)
Change in other assets	—	50

Net cash provided by (used in) investing activities	(121)	19
Financing activities:
Borrowings under revolving line of credit, net	2,674	1,300
Repayment of subordinated notes	(5,000)	—
Borrowing under term note	5,500	—
Change in outstanding checks	453	(194)
Payments on capital leases	(24)	(29)
Payment of debt commitment fees	(54)	—
Proceeds from exercise of stock options	16	—

Net cash provided by financing activities	3,565	1,077

Net decrease in cash and cash equivalents	(587)	(192)

Cash and cash equivalents at beginning of period	745	732

Cash and cash equivalents at end of period	$158	$540

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$587	$185

Income taxes	$390	$503

Supplemental disclosure of non-cash financing activities
Equipment acquired under capital leases	$—	$85

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A. Nature of Business and Basis of Preparation
Dover Saddlery, Inc., a Delaware corporation (the “Company”), is a leading specialty retailer and the largest multi-channel marketer of equestrian products in the United States. The Company sells its products through a multi-channel strategy, including direct and retail, with stores located in Massachusetts, New Hampshire, Delaware, Texas, Maryland, Virginia, New Jersey, Georgia and Rhode Island. The Company provides a complete line of equestrian products, as well as specially—developed, private label offerings from its direct marketing headquarters, warehouse, and call center facility in Littleton, Massachusetts.
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
The Company offers a comprehensive selection of products required to own, train and ride a horse, selling from under $1.00 to over $7,000 per product. The Company’s equestrian product line includes a broad variety of separate items, such as saddles, tack, specialized apparel, footwear, horse clothing, horse health and stable products. Separate reporting of the revenues of these numerous items is not practical.
The Company views its operations and manages its business as one operating segment utilizing a multi-channel distribution strategy. Market channel revenues are as follows (dollars in thousands):

	Three Months Ended
	March 31, 2011	March 31, 2010

Revenues, net — direct	$12,067	$11,701
Revenues, net — retail stores	5,218	4,525

Revenues, net — total	$17,285	$16,226

The accompanying condensed consolidated financial statements comprise those of the Company, its wholly-owned subsidiaries, and its investment in affiliates. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2011 and 2010 are unaudited. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2010 and include all adjustments, consisting of only usual, recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results expected for the full year ended December 31, 2011.
Certain footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to pertinent rules and regulations, although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading. The accompanying unaudited, condensed consolidated financial statements should be read in conjunction with the audited December 31, 2010 financial statements, which are included in our Annual Report on Form 10-K, filed on March 31, 2011.

B. Accounting for Stock-Based Compensation
The Company recognizes the fair value of compensation cost of stock-based awards on a straight-line basis over the vesting period of the award. Stock-based compensation for the three months ended March 31, 2011 and 2010 was $62,000 and $45,000, respectively.
There was no activity related to stock option grants, exercises or forfeitures for the three months ended March 31, 2011, except for the exercise of 10,866 shares resulting in proceeds of $15,527.
The amount of future stock-based compensation expense that may be recognized for outstanding, unvested options as of March 31, 2011 was approximately $558,582, to be recognized on a straight-line basis over the employee’s remaining weighted-average, vesting term of 3.4 years. As of March 31, 2011, the intrinsic value of all “in the money” outstanding options was approximately $875,000.
C. Inventory
Inventory consists of finished goods in the Company’s mail-order warehouse and retail stores. The Company’s inventories are stated at the lower of cost, with cost determined by the first-in, first-out (FIFO) method, or net realizable value. The Company maintains a reserve for excess and obsolete inventory. This reserve was $95,000 as of March 31, 2011 and December 31, 2010. The Company continuously monitors the salability of its inventories to ensure adequate valuation of the related merchandise.
D. Advertising
The Company recognizes deferred costs over the period of expected future revenue, which is less than one year. Deferred costs as of March 31, 2011 and December 31, 2010 were $1,514,000 and $930,000, respectively and consisted of catalog costs. The combined marketing and advertising costs charged to selling, general, and administrative expenses for the three months ended March 31, 2011 and 2010 were $1,522,000 and $1,831,000, respectively.
E. Comprehensive Income (Loss)
Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The comprehensive income was comprised entirely of the current period net income of $125,000 for the three months ended March 31, 2011, and a net loss of $(193,000) for the three months ended March 31, 2010.
F. Net Income (Loss) per Share
A reconciliation of the number of shares used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2011	2010

Basic weighted average common shares outstanding	5,287	5,264
Add: Dilutive effect of assumed stock option and warrant exercises less potential incremental shares purchased under the treasury method	135	—
Diluted weighted average common shares outstanding	5,422	5,264
For the three months ended March 31, 2011 approximately 964,000 options to acquire common stock and warrants were excluded from the diluted, weighted-average shares calculation as the effect of such options are anti-dilutive. For the three months ended March 31, 2010 approximately 842,000 options and warrants to acquire common stock were excluded from the diluted weighted average shares calculation as the effect of such options and warrants is anti-dilutive.

G. Financing Agreements
Revolving Credit Facility
On March 28, 2011, the Company and its bank, RBS Citizens, N.A., amended the revolving line of credit agreement in connection with the refinancing of the $5,000,000 senior subordinated notes. Under the amended revolving line of credit, the Company can borrow up to $13,000,000, of which up to $1,000,000 can be in the form of letters of credit, and increase this amount up to $20,000,000 at the discretion of the bank. Any outstanding balances borrowed under the credit facility are due April 30, 2013. The credit facility bears interest at the base rate, announced from time to time by the bank, plus an applicable margin determined by the Company’s funded debt ratio. As of March 30, 2011, the LIBOR rate (base rate) was 0.26%, plus the applicable margin of 2.20%. Interest is payable monthly. At its option, the Company may have all or a portion of the unpaid principal under the credit facility bear interest at a base rate using either LIBOR or the prime rate.
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
At March 31, 2011, the Company had the ability to borrow $13,000,000 on the revolving line of credit, subject to certain covenants, of which there was $2,674,000, bearing interest at the net revolver rate of 2.46%. At December 31, 2010, the Company had no balance outstanding.
Term Notes, Senior Subordinated Notes Payable and Warrants
On March 28, 2011, the Company borrowed $5,500,000 in the form of a 7-year term, note from the bank to refinance the $5,000,000 senior subordinated notes and deferred interest on those notes. On April 1, 2011 the company entered into an interest rate swap for the term note to fix the interest rate at 7.4% on $3,900,000 of the principal. The remaining $1,600,000 of the principal earns a floating rate based on a base rate, with a minimum of 1.0% and announced from time to time by the bank, plus a 4.4% margin. As of March 31, 2011, the LIBOR rate (base rate) was 0.26%. The combined interest rate of 0.26% and 2.20% gave a total interest rate of 2.46% at March 31, 2011. Interest is payable monthly. The Company is obligated to repay $786,000 of principal annually commencing in April 2013 and extending to March 2018. The Company is further obligated to accelerate repayment of up to $1,600,000 in principal in the event it has excess cash flow determined by a cash flow recapture formula. All assets of the Company collateralize the term note facility. Under the terms of the term note facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios, maximum debt to tangible net worth ratios, minimum fixed charge ratios, current asset ratios, and capital expenditures.
In connection with the issuance of the retired, subordinated notes, the Company issued warrants to the note holders, exercisable at any time after December 11, 2007 for an initial 118,170 shares of its common stock at an initial exercise price of $3.96 per share. The number of shares to be received for the warrants, upon exercise, is subject to change in the event of additional equity issuances and/or stock splits. The warrants were estimated to have a fair value of $272,000, which was reflected as a discount of the note’s proceeds. The discount was amortized through interest expense while the notes were outstanding and the unamortized discount was fully expensed at refinancing. The warrants issued in connection with the subordinated notes are still outstanding and terminate on December 10, 2016.
As of March 31, 2011, the $5,500,000 of term notes on the condensed consolidated balance sheet, reflect the $5,500,000 face value. As of December 31, 2010, the net $5,293,477 subordinated notes, on the condensed consolidated balance sheet, reflect the $5,000,000 face value, plus $397,947 in deferred interest less the remaining unamortized net discount of $104,470.
Under the terms of the subordinated note agreements, the Company was subject to certain covenants, including, among others, maximum funded debt ratios, operating cash flows, current asset ratios and capital expenditures. At March 31, 2011, the Company was in compliance with all of the original covenants.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Outstanding checks, net of cash balances in a single bank account, are included in current portion of capital lease obligation and outstanding checks in current liabilities.

Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, line of credit advances, capital leases, and notes payable. The carrying value of cash and cash equivalents, accounts receivable, and accounts payable reflects fair value due to their short-term nature. The carrying value of the line of credit reflects fair value due to variable interest rates. The carrying value of the term notes, as of March 31, 2011, is not materially different from the fair value of the notes.
H. Investment in Affiliate
On April 11, 2008, the Company acquired a significant non-controlling interest in Hobby Horse Clothing Company, Inc. (“HH”), in exchange for 81,720 shares of unregistered Dover common stock. The Company accounts for this investment using the equity method.
The Company acquired 40% of the common stock of HH, a privately owned company. The total acquisition costs included $380,000 in common stock, as well as $33,300 in professional fees. The valuation of the Company’s stock was set using an average closing price of the Company’s common stock over the days immediately preceding and including the acquisition date. Based on the purchase allocation, the total acquisition cost of $413,300 was allocated to the fair value of the Company’s share of net assets acquired, including approximately $138,000 of intangible assets, which represents the difference between the costs and underlying equity in HH’s net assets at the date of acquisition.
The Company’s equity share of HH’s net income, including the intangible asset customer list amortization (resulting from the purchase price allocation) is reflected as other investment (income) in the accompanying consolidated statements of income. The Company recorded a net loss of $17,000 for the three months ending March 31, 2011. The resulting carrying value at March 31, 2011, was $260,000 and was included in intangibles and other assets, net, in the accompanying condensed consolidated balance sheets.
Under certain circumstances, the Company had the right to acquire the remaining 60% of the common stock of Hobby Horse, at fair value as defined, for a period beginning October 2010 through January 2011. The Company did not exercise its right to purchase the remaining 60%.
In May 2010, the Company launched a joint venture to provide equine pharmaceuticals to the equine marketplace. The venture, HorsePharm.com, LLC (“HP”), was established as a limited liability company, and Dover has a non-controlling interest of 50%. The Company accounts for this investment using the equity method. Thus, during the second quarter of 2010, Dover recorded its portion of the initial investment in HP of $60,000. For the first quarter of 2011 the Company recorded a net loss of $(4,000) for its share of the joint venture’s operating results. The carrying value at March 31, 2011, was $36,065, which is included in intangibles and other assets, net, in the accompanying condensed consolidated balance sheets. The operating agreement governing HP contains a buy/sell feature that can be exercised after one year of launching HP for a price established by the HP member who initiates the buy/sell feature. The HP member that receives the offer can elect to buy the other member’s interest or sell its interest at the offered price.
I. Income Taxes
At March 31, 2011, the Company maintains a liability of $33,000, for unrecognized tax benefits. Although the Company believes it has adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest. During the three months ended March 31, 2011 and 2010, the Company did not recognize any interest and penalty expense.
Tax years 2006 through 2010 remain subject to examination by the IRS, and 2007 through 2010 tax years remain subject to examination by Massachusetts, and 2006 through 2010 by various other jurisdictions.

J. Related Party Transactions
On October 26, 2007, the disinterested members of the Audit Committee of the Board of Directors approved a $5,000,000 subordinated debt financing facility in the form of senior subordinated notes as part of a plan to refinance the Company’s former subordinated debt with Patriot Capital. The new sub-debt facility was led by BCA Mezzanine Fund, L.P., which participated at $2,000,000 (in which Company Board member Gregory Mulligan holds a management position and indirect economic interest). The subordinated notes were consummated as of December 11, 2007. Except as noted above with respect to Mr. Mulligan, there is no relationship, arrangement or understanding between the Company and any of the subordinated holders or any of their affiliates, other than in respect of the loan agreement establishing and setting forth the terms and conditions of the subordinated notes. For the three months ended March 31, 2011 and 2010, the Company recognized $175,000 in interest expense for the subordinated notes payable, which was paid on March 28, 2011.
On March 28, 2011, the Company repaid these subordinated notes and $423,000 of deferred interest from the proceeds of $5,500,000 in term notes. The warrants issued in connection with the subordinated notes are still outstanding and terminate on December 10, 2016.
In October of 2004, the Company entered into a lease agreement with a minority stockholder. The agreement, which relates to the Plaistow, NH retail store, is a five-year lease with options to extend for an additional fifteen years. In October 2009, the Company exercised its first option to extend the lease for additional five years. During the three months ended March 31, 2011 and 2010, the Company expensed in connection with this lease $52,000 and $46,000, respectively. In addition, a related deposit of $18,750 was recorded and remains as prepaid expenses and other current assets, as of March 31, 2011 and December 31, 2010.
In order to expedite the efficient build-out of leasehold improvements in its new retail stores, the Company utilizes the services of a real estate development company owned by a non-executive Company employee and minority stockholder to source construction services and retail fixtures. Total payments made to the real estate development company for the three months ended March 31, 2011 and 2010, consisting primarily of reimbursements for materials and outside labor for the fit-up of stores, were $20,000 and $8,000, respectively.
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
In connection with retail locations, the Company enters into various operating lease agreements, with escalating rental payments. The effects of variable rent disbursements have been expensed on a straight-line basis over the life of the lease. As of March 31, 2011 and December 31, 2010, there was approximately $507,000 and $479,000, respectively, of deferred rent recorded in accrued expenses and other current liabilities.
Contingencies
From time to time, the Company is exposed to litigation relating to our products and operations. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material, adverse affect on our financial condition or results of operations.
L. Subsequent Events
The Company and RBS Citizens Bank N.A. entered into an interest rate swap on April 1, 2011 to lock a fixed interest rate of 7.4% on $3.9 million of the term note, which is due in full on March 28, 2018.
The Company has evaluated all events or transactions through the date of this filing. During this period, the Company did not have any other material subsequent events that impacted its condensed consolidated financial statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words “projected”, “anticipated”, “planned”, “expected”, and similar expressions are intended to identify forward-looking statements. In particular, statements regarding future financial targets or trends are forward-looking statements. Forward-looking statements are not guarantees of our future financial performance, and undue reliance should not be placed on them. Our actual results, performance or achievements may differ significantly from the results, performance or achievements discussed in or implied by the forward-looking statements. Factors that could cause such a difference are detailed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (“fiscal 2010”) and in our subsequent periodic reports on Form 10-Q. We disclaim any intent or obligation to update any forward-looking statement.
Overview
The Company is a leading, specialty retailer and the largest multi-channel marketer of equestrian products in the U.S. For over 35 years, Dover Saddlery has been a premier upscale marketing brand in the English-style riding industry. We sell our products through a multi-channel strategy, including direct and retail. This multi-channel strategy has allowed us to use catalogs and our proprietary database of over two million names of equestrian enthusiasts as the primary marketing tools to increase catalog sales and to drive additional business to our e-commerce websites and retail stores.
In the first quarter of 2011, the Company continued to benefit financially from management’s aggressive costs controls and overhead efficiencies implemented in 2010. These measures helped to increase the Company’s profitability as revenues and gross profit increased at a faster rate than the selling, general and administrative expenses. Due to the uncertain market in 2010, the Company did not open any new retail stores in 2010 or the first quarter of 2011. Increased consumer confidence has resulted in revenue growth for the Company in the fourth quarter of 2010 and the first quarter of 2011 especially in its retail stores. As a result the Company plans to open a new store in Parker, Colorado during the second quarter of 2011 and seek other new store locations that can be opened in 2011. However, our strategy to increase the number of retail store locations is based on finding optimal locations where demand for equestrian products is high.
Consolidated Performance and Trends
The Company reported a net income in the first quarter of 2011 of $125,000 or $0.02 per share, compared to a loss of $(193,000) or $(0.04) per share for the corresponding period in 2010, an improvement of 165.0%.
The first quarter of 2011 results reflect our continuing efforts to execute our growth strategy in the retail market channel where revenues increased 15.3% to $5.2 million in the quarter. This trend of increased revenue in the retail market channel may be slowed or eroded by delays in the execution of our new store expansion strategy, constraints in available capital, and interim declines in consumer demand at our retail stores impacted by lingering effects of the recent global financial and credit crisis. The Company responds to fluctuations in revenues primarily by delaying the opening of new stores, adjusting marketing efforts and operations to support our retail stores and managing costs. Our direct market channel revenues increased 3.1%, to $12.1 million in the first quarter of 2011, due to a modest increase in consumer spending. We respond to fluctuations in our direct customers’ response by adjusting the quantities of catalogs mailed and other Internet marketing and customer-related strategies and tactics in order to maximize revenues and manage costs. The success of our new store growth plan is dependent upon the response of our customers to these marketing strategies and evolving market conditions.
In this time of economic uncertainty, it is very difficult to accurately predict economic trends; however, the increase in consumer sentiment and the Company’s store sales, have given us confidence to resume our store rollout strategy commencing in the second quarter of 2011.
Single Reporting Segment
The Company operates and manages its business as one operating segment utilizing a multi-channel, distribution strategy.

Results of Operations
The following table sets forth our unaudited results of operations as a percentage of revenues for the periods shown (1):

	Three Months Ended
	March 31, 2011	March 31, 2010

Revenues, net	100.0%	100.0%
Cost of revenues	62.0	64.0
Gross profit	38.0	36.0
Selling, general and administrative expenses	34.2	36.3
Income (loss) from operations	3.8	(0.3)
Interest expense, financing and other related costs, net	2.2	1.5
Other investment (income) loss	(0.1)	—
Income (loss) before income tax provision (benefit)	1.5	(1.9)
Provision (benefit) for income taxes	0.7	(0.7)
Net income (loss)	0.7	(1.2)

(1)	Certain of these amounts may not properly sum due to rounding
The following table presents certain selected unaudited operating data (dollars in thousands):

	Three Months Ended
	March 31, 2011	March 31, 2010

Revenues, net — direct	$12,067	$11,701
Revenues, net — retail stores	5,218	4,525

Revenues, net — total	$17,285	$16,226

Other operating data:
Number of retail stores (1)	13	13
Capital expenditures	121	31
Gross profit margin	38.0%	36.0%
Adjusted EBITDA (2)	893	186
Adjusted EBITDA margin (2)	5.2%	1.1%

(1)	Includes twelve Dover-branded stores and one Smith Brothers store.

(2)	When we use the term “Adjusted EBITDA”, we are referring to net income minus interest income and other income plus interest expense, income taxes, non-cash stock-based compensation, depreciation, amortization and other investment income, net. We present Adjusted EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.
Adjusted EBITDA has some limitations as an analytical tool, and you should not consider it in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities or any other measure calculated in accordance with U.S. generally accepted accounting principles. Some of the limitations are:
•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or capital commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the impact of an impairment charge that might be taken, when future results are not achieved as planned, in respect of goodwill resulting from any premium the Company might pay in the future in connection with potential acquisitions;

•	Adjusted EBITDA does not reflect the interest expense or cash requirements necessary to service interest or principal payments on our debt;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

•	Although stock-based compensation is a non-cash charge, additional stock options might be granted in the future, which might have a future dilutive effect on earnings and earnings per share; and

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
The following table reconciles net income (loss) to Adjusted EBITDA (in thousands):

	Three Months Ended
	March 31,	March 31,
	2011	2010

Net income (loss)	$125	$(193)
Depreciation	181	186
Amortization of intangible assets	2	2
Stock-based compensation	62	45
Interest expense, financing and other related costs, net	374	251
Other investment loss	21	3
Provision (benefit) for income taxes	128	(108)

Adjusted EBITDA	$893	$186

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010
Revenues
Total revenues increased $1.1 million, or 6.5%, to $17.3 million for the three months ended March 31, 2011 from $16.2 million for the three months ended March 31, 2010. During the period, revenues in our direct market channel increased $0.4 million, or 3.1%, to $12.1 million. Revenues in our retail market channel increased $0.7 million, or 15.3%, from the corresponding period in 2010 to $5.2 million. The increase in our direct market channel was due to improved consumer spending. The increase in revenues from our retail market channel was due to improved consumer spending and promotions. Same store sales for the period increased 15.3% over the prior year.
Gross Profit
Gross profit for the three months ended March 31, 2011 increased $0.7 million, or 12.4%, to $6.6 million as compared to the corresponding period in 2010. Gross profit, as a percentage of revenues, for the three months ended March 31, 2011 increased 2.0% to 38.0% from 36.0% for the corresponding period in 2010. The increase in gross profit as a percentage of revenues was attributable to increased prices for the quarter.
Selling, General and Administrative
Selling, general and administrative expenses stayed flat at $5.9 million for the three months ended March 31, 2011 and 2010. SG&A expenses, as a percentage of revenues, improved to 34.2% of revenues from 36.3% of revenues for the corresponding period in 2010 as a result of increased revenues in 2011. Cost reductions in marketing catalog costs offset planned increases in facility and labor costs. The Company pays certain employee bonuses based on achieving specific EBITDA targets. Given the uncertainty of whether the Company will achieve these annual targets until well into the third quarter of each year, no bonus accruals are recorded in the first and second quarters.

Interest Expense
Interest expense, including amortization of deferred financing costs, attributed to our subordinated debt and revolving credit facility increased by 49.0% to $374,000; $243,000 of this increase resulted from expensing unamortized, deferred financing costs and the debt discount upon the refinancing of the senior subordinated notes on March 28, 2011.
Income Tax Provision (Benefit)
The provision for income taxes was $0.1 million for the three months ended March 31, 2011, reflecting an effective tax rate of 51%, compared to a tax benefit of $(0.1) million for the corresponding period in 2010, reflecting an effective tax rate of 36%. The effective tax rates for the quarters were based upon management’s best estimates of the estimated effective rates for each full year.
Net Income (Loss)
The net income for the first quarter of 2011 increased $318,000, or 165.0%, to $125,000, compared to a loss of $(193,000) in the first quarter of 2010. This increase in the net income was due primarily to increased revenues in the retail and direct channels and improved gross margin as a percentage of revenue. The resulting quarterly income per basic and diluted share increased to $0.02 in the first quarter of 2011 compared to a loss of $(0.04) per basic and diluted share for the corresponding period in 2010.
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
Liquidity and Capital Resources
For the three months ended March 31, 2011, our cash was reduced by $587,000. Cash was utilized primarily for seasonal working capital requirements. The source for cash generated related to increased balances in depreciation and amortization and increased borrowings under our revolving credit facility. On March 28, 2011 the Company amended its line of credit facility with the bank with the potential to increase the available credit from $13,000,000 up to $20,000,000 at the bank’s discretion. On March 28, 2011 the Company also refinanced the $5,000,000 Senior Subordinated Notes plus deferred interest from proceeds of a $5,500,000 term note facility from the bank at a reduced interest rate. The Company was in compliance with all covenants under both credit facilities as of March 31, 2011.
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
Operating Activities
Cash utilized in our operating activities for the three months ended March 31, 2011 was $4.0 million compared to $1.3 million for the corresponding period in 2010. For the three months ended March 31, 2011, cash outflows consisted primarily of seasonal increases in inventory, payment of deferred interest and prepaid and other assets of $2.6 million, as well as reductions in accrued expenses, income taxes payable, other current liabilities, and accounts payable of $2.1 million. Cash inflows were attributable to the results of operations which consisted of net income, reduction in accounts receivable, non-cash expenses of depreciation, amortization and non-cash interest and other expenses, totaling $0.7 million of cash. For the three months ended March 31, 2010, cash utilized by our operating activities was $1.3 million. Cash outflows consisted primarily of seasonal increases in prepaid catalogs and other current assets of $0.6 million, inventory increases of $0.4 million, as well as reductions in accrued expenses, other current liabilities and income taxes payable of $0.7 million. The results of operations consisted of the net loss, non-cash expenses of depreciation, amortization, non-cash interest and other expenses, totaling $0.1 million of cash.

Investing Activities
Cash utilized from our investing activities was $121,000 for the three months ended March 31, 2011 compared to cash generated of $19,000 for the corresponding period in 2010. Investing activities consisted primarily of retail store improvement costs.
Financing Activities
Net cash provided by our financing activities was $3.6 million for the three months ended March 31, 2011, compared to $1.1 million provided in the corresponding period in 2010. For the three months ended March 31, 2011, we funded our seasonal operating activities and investing activities with net borrowings of $2.7 million under our revolving credit facility as well as paying our subordinated note of $5.0 million and borrowing under a new term note for $5.5 million. For the three months ended March 31, 2010, we funded our seasonal operating and investing activities with net borrowings of $1.3 million under our revolving credit facility.
Revolving Credit Facility
On March 28, 2011, the Company and the bank amended the revolving line of credit agreement in connection with the refinancing of the $5,000,000 senior subordinated notes. Under the amended revolving line of credit, the Company can borrow up to $13,000,000, of which up to $1,000,000 can be in the form of letters of credit, and increase this amount up to $20,000,000 at the discretion of the bank. Any outstanding balances borrowed under the credit facility are due April 30, 2013. The credit facility bears interest at the base rate, announced from time to time by the bank, plus an applicable margin determined by the Company’s funded debt ratio. As of March 30, 2011, the LIBOR rate (base rate) was 0.26%, plus the applicable margin of 2.20%. Interest is payable monthly. At its option, the Company may have all or a portion of the unpaid principal under the credit facility bear interest at various LIBOR or prime rate options.
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
Under the terms of this credit facility, the Company is subject to various covenants. At March 31, 2011, the Company was in compliance with all of the original covenants under the credit facility.
Term Notes, Senior Subordinated Notes Payable and Warrants
On March 28, 2011, the Company borrowed $5,500,000 in the form of a 7-year term, note from the bank to refinance the $5,000,000 senior subordinated notes and deferred interest on those notes. On April 1, 2011 the company entered into an interest rate swap for the term note to fix the interest rate at 7.4% on $3,900,000 of the principal. The remaining $1,600,000 of the principal earns a floating rate based on a base rate, with a minimum of 1.0% and announced from time to time by the bank, plus an a 4.4% margin. As of March 31, 2011, the LIBOR rate (base rate) was 0.26%. Interest is payable monthly. The Company is obligated to repay $786,000 of principal annually commencing in April 2013 and extending to March 2018. The Company is further obligated to accelerate repayment of up to $1,600,000 in principal in the event it has excess cash flow determined by a cash flow recapture formula. All assets of the Company collateralize the term note facility. Under the terms of the term note facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios, maximum debt to tangible net worth ratios, minimum fixed charge ratios, current asset ratios, and capital expenditures. The Company expects to realize significant interest savings as a result of refinancing the senior subordinated notes.
In connection with the issuance of the subordinated notes, the Company issued warrants to the note holders, exercisable at any time after December 11, 2007 for an initial 118,170 shares of its common stock at an initial exercise price of $3.96 per share. The number of shares to be received for the warrants, upon exercise, is subject to change in the event of additional equity issuances and/or stock splits. The warrants were estimated to have a fair value of $272,000, which was reflected as a discount of the proceeds. The discount was amortized through interest expense while the notes were outstanding and the unamortized discount was fully expensed at refinancing. The warrants issued in connection with the subordinated notes are still outstanding and terminate on December 10, 2016.

Working Capital and Capital Expenditure Needs
The Company believes our existing cash, cash equivalents, expected cash to be provided by our operating activities, and funds available through our revolving credit facility will be sufficient to meet our currently planned working capital and capital expenditure needs over at least the next twelve months. We anticipate increasing capital expenditures by adding stores in 2011 and beyond. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the expansion of our retail stores, the acquisition of new capabilities or technologies and the continuing market acceptance of our products. To the extent that existing cash, cash equivalents, cash from operations and cash from our revolving credit facility under the conditions and covenants of our credit facilities are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, businesses, services or technologies which we anticipate would require us to seek additional equity or debt financing, we may enter into these types of arrangements in the future. There is no assurance that additional funds would be available on terms favorable to us or at all. Funds from our revolving credit facility may not be available if we fail to meet the financial covenants contained in the loan agreements with our lender. At March 31, 2011, the Company was in compliance with all of its covenants under the credit facility.
Critical Accounting Policies and Estimates
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2010 Annual Report on Form 10-K, filed on March 31, 2011, in Note 2 of the Notes to the Consolidated Financial Statements and the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations; as supplemented by the disclosures in this Quarterly Report in the Notes to Condensed Consolidated Financial Statements. In addition, we define our same store sales to include sales from all stores open for a full fifteen months following a grand opening, or a conversion to a Dover-branded store.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
At March 31, 2011, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended December 31, 2010. More detailed information concerning market risk can be found in Item 7A under the sub-caption “Quantitative and Qualitative Disclosures about Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 37 of our Annual Report on Form 10-K for the year ended December 31, 2010.
The Company’s objective in managing our long-term exposure to interest rate and foreign currency rate changes is to limit the material impact of the changes on cash flows and earnings and to lower our overall borrowing costs. We have calculated the effect of a 10% change in interest rates over a month-long period for both our debt obligations and our marketable securities investments and determined the effect to be immaterial. We do not foresee or expect any significant changes in the management of foreign currency or interest rate exposures or in the strategies we employ to manage such exposures in the near future.
Foreign Currency Risk
Nearly all of the Company’s revenues are derived from transactions denominated in U.S. dollars. We purchase products in the normal course of business from foreign manufacturers. As such, we have exposure to adverse changes in exchange rates associated with those product purchases, and this exposure may become significant.
Interest Rate Sensitivity
The Company had cash and cash equivalents totaling $158,000 at March 31, 2011. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We intend to maintain our portfolio of cash equivalents, including money market funds and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. As of March 31, 2011, all of our investments were held in money market funds.

The Company’s exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay our outstanding debt instruments, primarily certain borrowings under our revolving credit facility and on the $1,600,000 of the term notes that bear interest at a floating rate. The advances under this revolving credit facility and the $1,600,000 of principal of the term note bear a variable rate of interest determined as a function of the prime rate and the published LIBOR rate at the time of the borrowing. If interest rates were to increase by two percent, the additional interest expense as of March 31, 2011 would be approximately $85,000 annually. At March 31, 2011, $2,674,181 was outstanding under our revolving credit facility.

Item 4.	Controls and Procedures.
The Company’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
The Company maintains certain internal controls over financial reporting that are appropriate, in management’s judgment with similar cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
From time to time, the Company is exposed to litigation relating to our products and operations. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material, adverse affect on the Company’s financial condition or results of operations.

Item 1A.	Risk Factors.
An investment in our common stock involves a high degree of risk. You should carefully consider the specific risk factors listed under Part I, Item 1A of our Annual Report for the year ended December 31, 2010 on Form 10-K filed with the SEC on March 31, 2011, together with all other information included or incorporated in our reports filed with the Securities and Exchange Commission. Any such risks may materialize, and additional risks not known to us, or that we now deem immaterial, may arise. In such event, our business, financial condition, results of operations or prospects could be materially adversely affected. If that occurs, the market price of our common stock could fall, and you could lose all or part of your investment.

This Quarterly Report on Form 10-Q includes or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the use of the words “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “estimates”, and other similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made. We have included important factors in the cautionary statements below that we believe could cause actual results to differ materially from the forward-looking statements contained herein. The forward-looking statements do not reflect the potential impact of any future acquisitions, mergers or dispositions. We do not assume any obligation to update any forward-looking statements contained herein. In addition to the list of significant risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, we continue to call your attention to the following information that might be considered material in evaluating the risks of our business and an investment in our common stock:
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
Although the recession that started in December 2007 ended in 2009, the recovery has been uneven and slow. Unemployment is still at 9.2% in the U.S. as of March 31, 2011. It is not clear when a sustained robust economic recovery will begin. The recent historical decrease and any future decrease in economic activity in the United States or in other regions of the world in which we do business could adversely affect our financial condition and results of operations. Continued and potentially increased volatility, instability and economic weakness, together with political instability in emerging markets and potential higher energy and fuels costs and a resulting decrease in discretionary consumer and business spending may result in a reduction in our revenues. We currently cannot predict the extent to which our revenues may be impacted. In addition, financial challenges experienced by our suppliers or distributors could result in product delays and discontinuances, a lack of new products, inventory imbalances and/or cost increases, and less favorable trade credit terms.
The Company’s cost savings initiatives may have a negative impact on our market share in the short run.
During 2009 and 2010, through our cost-cutting initiatives, we reduced operating expenses. Much of these savings were achieved through decreased marketing expenditures and reductions in labor hours, which have continued through the first quarter of 2011. We believe these measures were necessary and appropriate to maintain the health of our business in response to current economic conditions. However, as we renew our efforts to stimulate demand, some of our historic cost-cutting measures may also have some negative effects on our ability to accelerate sales growth in the short run.
A decline in discretionary consumer spending and related externalities could reduce the Company’s revenues.
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

Material changes in cash flow and debt levels may adversely affect the Company’s growth and credit facilities, require the immediate repayment of all our loans, and limit the ability to open new stores.
During seasonal and cyclical changes in our revenue levels, to fund our retail growth strategy, and to fund increases in our direct business, we make use of our credit facilities, which are subject to EBITDA, total debt, tangible net worth and related covenants. If we are out of compliance with our covenants at the end of a fiscal period, it may adversely affect our growth prospects, require the consent of our lender to open new stores or in the worst case, trigger a loan default and require the repayments of all amounts then outstanding on our loans. In the event of our insolvency, liquidation, dissolution or reorganization, the lender under our revolving credit facility and term note would be entitled to payment in full from our assets before distributions, if any, were made to our stockholders.
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
The Company did not issue or sell any equity securities in the three months ended March 31, 2011, except for the exercise of options to purchase 10,866 shares resulting $15,527 of Additional Paid in Capital, which the Company applied in full for general working capital purposes.

Item 3.	Defaults Upon Senior Securities.
There were no defaults on the Company’s senior securities in the three months ended March 31, 2011.

Item 4.	Submission of Matters to a Vote of Security Holders.
[Reserved]

Item 5.	Other Information.
Not Applicable.

Item 6.	Exhibits.
Exhibit List

Number	Description

*31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

*31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

‡32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

‡	Furnished herewith.

†	Indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOVER SADDLERY, INC.
Dated: May 13, 2011	By:	/s/ David R. Pearce
David R. Pearce, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Description

*31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

*31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

‡32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

‡	Furnished herewith.

†	Indicates a management contract or compensatory plan or arrangement