Form 10-Q
period 2011-09-30
DOVER SADDLERY INC
filed 2011-11-14
CIK 1071625

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Quarter Ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares outstanding of the registrant’s common stock (par value $0.0001) on October 31, 2011: 5,291,521

DOVER SADDLERY, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
DOVER SADDLERY, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(unaudited)

	September 30,	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$151	$745
Accounts receivable	550	533
Inventory	19,371	15,869
Prepaid catalog costs	1,387	930
Prepaid expenses and other current assets	1,103	901
Deferred income taxes	110	105

Total current assets	22,672	19,083
Net property and equipment	3,160	3,025
Other assets:
Deferred income taxes	1,037	848
Intangibles and other assets, net	572	593

Total other assets	1,609	1,441

Total assets	$27,441	$23,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation and outstanding checks	$473	$97
Accounts payable	2,416	2,073
Accrued expenses and other current liabilities	4,509	5,425
Income taxes payable	—	414

Total current liabilities	7,398	8,009

Long-term liabilities:
Revolving line of credit	2,935	—
Term Notes	5,500	—
Subordinated notes payable, net	—	5,293
Capital lease obligation, net of current portion	30	89
Interest rate swap derivative	319	—

Total long-term liabilities	8,784	5,382
Stockholders’ equity:
Common Stock, par value $0.0001 per share; 15,000,000 shares authorized; 5,291,521 and 5,277,161 issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	1	1
Additional paid in capital	45,596	45,391
Treasury stock, 795,865 shares at cost	(6,082)	(6,082)
Other comprehensive loss	(188)	—
Accumulated deficit	(28,068)	(29,152)

Total stockholders’ equity	11,259	10,158

Total liabilities and stockholders’ equity	$27,441	$23,549

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Revenues, net	$19,505	$18,614	$57,038	$54,695
Cost of revenues	12,056	11,525	35,540	34,308

Gross profit	7,449	7,089	21,498	20,387
Selling, general and administrative expenses	6,780	6,218	19,008	18,274

Income from operations	669	871	2,490	2,113
Interest expense, financing and other related costs, net	124	255	626	766
Other investment (income) loss, net	12	37	(30)	(384)

Income before income tax provision	533	579	1,894	1,731
Provision for income taxes	201	259	810	734

Net income	$332	$320	$1,084	$997

Net income per share
Basic	$0.06	$0.06	$0.20	$0.19

Diluted	$0.06	$0.06	$0.20	$0.18

Number of shares used in per share calculation
Basic	5,289,000	5,277,000	5,288,000	5,270,000
Diluted	5,477,000	5,386,000	5,485,000	5,413,000
See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,	September 30,
	2011	2010
Operating activities:
Net income	$1,084	$997
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	559	550
Deferred income taxes	(63)	(124)
Income from investment in affiliates, net	(4)	(382)
Stock-based compensation	186	136
Non-cash interest expense	216	205
Payment of deferred interest	(423)	—
Changes in current assets and liabilities:
Accounts receivable	(17)	203
Inventory	(3,502)	(858)
Prepaid catalog costs and other current assets	(659)	(392)
Accounts payable	343	(644)
Accrued expenses, other current liabilities and income taxes payable	(1,330)	(433)

Net cash used in operating activities	(3,610)	(742)
Investing activities:
Distributions from investment in affiliate	—	330
Purchases of property and equipment	(689)	(271)
Investment in affiliates	—	(60)
Change in other assets	(12)	50

Net cash (used in) provided by investing activities	(701)	49
Financing activities:
Borrowings under revolving line of credit, net	2,935	261
Repayment of subordinated notes	(5,000)	—
Borrowing under term note	5,500	—
Change in outstanding checks	380	459
Payment of financing costs	—	12
Payments on capital leases	(63)	(90)
Payment of debt commitment fees	(54)	—
Proceeds from exercise of stock options	19 220	19

Net cash provided by financing activities	3,717	637

Net decrease in cash and cash equivalents	(594)	(56)

Cash and cash equivalents at beginning of period	745	732

Cash and cash equivalents at end of period	$151	$676

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$833	$562

Income taxes	$1,431	$1,182

Supplemental disclosure of non-cash financing activities
Equipment acquired under capital leases	$5	$85

Change in fair value of interest rate swap	$319	$—

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
The Company views its operations and manages its business as one operating segment utilizing a multi-channel distribution strategy. Market channel revenues are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Revenues, net — direct	$11,321	$11,654	$35,561	$36,257
Revenues, net — retail stores	8,184	6,960	21,477	18,438

Revenues, net — total	$19,505	$18,614	$57,038	$54,695

The accompanying condensed consolidated financial statements comprise those of the Company, its wholly-owned subsidiaries, and its investment in affiliates. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 are unaudited. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2010 and include all adjustments, consisting of only usual recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results expected for the full year ended December 31, 2011.
Certain footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to pertinent rules and regulations, although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited December 31, 2010 consolidated financial statements, which are included in our Annual Report on Form 10-K, filed on March 31, 2011.

B. Accounting for Stock-Based Compensation
The Company recognizes, as stock-based compensation, the fair value of stock-based awards on a straight-line basis over the vesting period of the awards which approximates the requisite service periods. Stock-based compensation for the three months ended September 30, 2011 and 2010 was $62,000 and $45,000, respectively. For the nine months ended September 30, 2011 and 2010, stock-based compensation was $186,000 and $136,000, respectively.
There was no activity related to stock option grants, exercises or forfeitures for the nine months ended September 30, 2011, except for the exercise of 3,494 shares resulting in proceeds of $4,333 in the third quarter and 10,866 shares resulting in proceeds of $15,527 in the first quarter of 2011.
The amount of stock-based compensation expense that may be recognized for outstanding, unvested options as of September 30, 2011 was approximately $432,000, to be recognized on a straight-line basis over the remaining weighted average vesting term of 2.9 years. As of September 30, 2011, the intrinsic value of all “in the money” outstanding options was approximately $459,000.
C. Inventory
Inventory consists of finished goods in the Company’s mail-order warehouse and retail stores. The Company’s inventories are stated at the lower of cost, with cost determined by the first-in, first-out method, or net realizable value. The Company maintains a reserve for excess and obsolete inventory. This reserve was $95,000 as of September 30, 2011 and December 31, 2010. The Company continuously monitors the salability of its inventories to ensure adequate valuation of the related merchandise.
D. Advertising
The Company recognizes deferred costs over the period of expected future revenue, which is typically less than one year. Deferred costs as of September 30, 2011 and December 31, 2010 were $1,387,000 and $930,000 respectively. The combined marketing and advertising costs charged to selling, general, and administrative expenses for the three months ended September 30, 2011 and 2010 were $1,997,000 and $1,712,000, respectively. For the nine months ended September 30, 2011 and 2010, combined marketing and advertising costs charged to selling, general, and administrative expenses were $5,675,000 and $5,338,000, respectively.
E. Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s only item of other comprehensive income (loss), other than reported net income, was the change in fair value of an interest rates swap. The other comprehensive loss, net of taxes, for the three and nine months ended September 30, 2011 was $85,000 and $188,000, respectively; there was no other comprehensive loss to be recorded during the same period in 2010.
The following table reconciles net income to comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Net income	$332	$320	$1,084	$997
Other comprehensive loss, net of taxes	(85)	—	(188)	—

Total comprehensive income	$247	$320	$896	$997

F. Net Income Per Share
A reconciliation of the number of shares used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Basic weighted average common shares outstanding	5,289	5,277	5,288	5,270
Add: Dilutive effect of assumed stock option and warrant exercises less potential incremental shares purchased under the treasury method	188	109	197	143
Diluted weighted average common shares outstanding	5,477	5,386	5,485	5,413
For the three and nine months ended September 30, 2011 and 2010, approximately 422,000 options and 454,000 options, respectively, to acquire common stock were excluded from the diluted weighted average shares calculation as the effect of such options is anti-dilutive.
G. Financing Agreements
Revolving Credit Facility
On March 28, 2011, the Company and its bank, RBS Citizens, N.A., amended the revolving line of credit agreement in connection with the refinancing of the $5,000,000 senior subordinated notes. Under the amended revolving line of credit, the Company can borrow up to $13,000,000, of which up to $1,000,000 can be in the form of letters of credit, and increase this amount up to $20,000,000 at the discretion of the bank. Any outstanding balances borrowed under the credit facility are due April 30, 2013. The credit facility bears interest at the base rate, announced from time to time by the bank, plus an applicable margin determined by the Company’s funded debt ratio. As of September 30, 2011, the LIBOR rate (base rate) was 0.23%, plus the applicable margin of 2.20%. Interest is payable monthly. At its option, the Company may have all or a portion of the unpaid principal under the credit facility bear interest at a base rate using either LIBOR or the prime rate.
The Company is obligated to pay commitment fees of 0.20% per annum on the average daily, unused amount of the line of credit during the preceding quarter. All assets of the Company collateralize the senior revolving credit facility. Under the terms of the credit facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios, maximum debt to tangible net worth ratios, minimum fixed charge ratios, current asset ratios, and maximum capital expenditures. At September 30, 2011, the Company was in compliance with all of the covenants under the revolving line of credit facility.
At September 30, 2011, the Company had the ability to borrow $13,000,000 on the revolving line of credit, subject to certain covenants, of which there was $2,935,000 outstanding, bearing interest at the net revolver rate of 2.43%. At December 31, 2010, the Company had no balance outstanding.
Term Notes, Senior Subordinated Notes Payable and Warrants
On March 28, 2011, the Company borrowed $5,500,000 in the form of a 7-year term note from the bank to refinance the $5,000,000 senior subordinated notes and deferred interest on those notes. The initial floating rate interest on the term note was 5.4% consisting of a 1.0% LIBOR floor plus a 4.4% margin. On April 1, 2011 the company entered into an interest rate swap for the term note to fix the interest rate at 7.4% on $3,900,000 of the principal. The remaining $1,600,000 of the principal earns a floating rate based on a base rate, with a minimum of 1.0% as announced from time to time by the bank, plus a 4.4% margin. As of September 30, 2011, the LIBOR rate (base rate) was 0.23%. The combined interest rate of 1.0% and 4.4% resulted in a total interest rate of 5.4% at September 30, 2011. Interest is payable monthly. The Company is obligated to repay $786,000 of principal annually commencing in April 2013 and extending to March 2018. The Company is further obligated to accelerate repayment of up to $1,600,000 in principal in the event it has excess cash flow determined by a cash flow recapture formula. All assets of the Company collateralize the term note facility. Under the terms of the term note facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios, maximum debt to tangible net worth ratios, minimum fixed charge ratios, current asset ratios, and maximum capital expenditures. At September 30, 2011 the Company was in compliance with all of the covenants under the term note facility.

In connection with the issuance of the retired subordinated notes, the Company issued warrants to the note holders, exercisable at any time after December 11, 2007 for an initial 118,170 shares of its common stock, which warrants have an exercise price of $2.75 per share. The number of shares to be received for the warrants, upon exercise, is subject to change in the event of additional equity issuances and/or stock splits. The warrants were estimated to have a fair value of $272,000, which was reflected as a discount of the note’s proceeds. The discount was amortized through interest expense while the notes were outstanding and the unamortized discount was fully expensed at refinancing. The warrants issued in connection with the subordinated notes are still outstanding and terminate on December 10, 2016.
As of September 30, 2011, the $5,500,000 of term notes on the condensed consolidated balance sheet, reflect the $5,500,000 face value. As of December 31, 2010, the net $5,293,477 subordinated notes, on the condensed consolidated balance sheet, reflect the $5,000,000 face value, plus $397,947 in deferred interest less the remaining unamortized net discount of $104,470.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Outstanding checks, net of cash balances in a single bank, are included in current portion of capital lease obligation and outstanding checks in current liabilities.
Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, line of credit advances, capital leases and notes payable. The carrying value of cash and cash equivalents, accounts receivable, and accounts payable reflects fair value due to their short-term nature. The carrying value of the line of credit reflects fair value due to variable interest rates. The carrying value of the term note approximates the fair value, as of September 30, 2011.
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
The Company’s equity share of HH’s net income, including the intangible asset customer list amortization (resulting from the purchase price allocation) is reflected as other investment (income) in the accompanying consolidated statements of income. The Company recorded net loss of $(11,000) for the three months ending September 30, 2011 compared to a net loss recorded of $(24,000) for the same period in 2010. The Company recorded net income of $13,000 for the nine months ending September 30, 2011 compared to net income recorded of $396,000 for the same period in 2010. The resulting carrying value at September 30, 2011 is $290,000 and is included in intangibles and other assets, net, in the accompanying condensed consolidated balance sheets. The carrying value at December 31, 2010 was $277,000 and was included in intangibles and other assets, net, in the accompanying condensed consolidated balance sheets.
In May 2010, the Company launched a joint venture to provide equine pharmaceuticals to the equine marketplace. The venture, HorsePharm.com, LLC (“HP”), was established as a limited liability company, and Dover has a non-controlling interest of 50%. The Company accounts for this investment using the equity method. Thus, during the second quarter of 2010, Dover recorded its portion of the initial investment in HP of $60,000. For the three months ending September 30, 2011 the Company recorded a net loss of $(1,000) for its share of the joint venture’s operating results compared to a net loss recorded of $(13,000) for the same period in 2010. The Company recorded a net loss of $(9,000) for the nine months ending September 30, 2011 compared to a net loss recorded of $(13,000) for the same period in 2010. The carrying value at September 30, 2011, was $31,000, which is included in intangibles and other assets, net, in the accompanying condensed consolidated balance sheets. The carrying value at December 31, 2010, was $40,000, which is included in intangibles and other assets, net, in the accompanying condensed consolidated balance sheets. The operating agreement governing HP contains a buy/sell feature that can be exercised for a price established by the HP member who initiates the buy/sell feature. The HP member that receives the offer can elect to buy the other member’s interest or sell its interest at the offered price.

I. Income Taxes
At September 30, 2011, the Company maintains a liability of $33,000, for unrecognized tax benefits. Although the Company believes it has adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest. During the nine months ended September, 2011 and 2010, the Company recognized nominal interest and penalty expenses.
Tax years 2006 through 2010 remain subject to examination by the IRS; 2007 through 2010 tax years remain subject to examination by Massachusetts; and 2006 through 2010 tax years remain subject to examination by various other jurisdictions.
J. Related Party Transactions
On October 26, 2007, the disinterested members of the Audit Committee of the Board of Directors approved a $5,000,000 subordinated debt financing facility in the form of senior subordinated notes as part of a plan to refinance the Company’s former subordinated debt with Patriot Capital. The new sub-debt facility was led by BCA Mezzanine Fund, L.P., which participated at $2,000,000 (in which Company Board member Gregory Mulligan holds a management position and indirect economic interest). The subordinated notes were consummated as of December 11, 2007. Except as noted above with respect to Mr. Mulligan, there is no relationship, arrangement or understanding between the Company and any of the subordinated holders or any of their affiliates, other than in respect of the loan agreement establishing and setting forth the terms and conditions of the subordinated notes. For the nine months ended September 30, 2011, the Company recognized $175,000 in interest expense for the subordinated notes payable and for the three and nine months ended September 30, 2010, the Company recognized $175,000 and $525,000, respectively, in interest expense for the subordinated notes payable, which was paid on March 28, 2011.
On March 28, 2011, the Company repaid these subordinated notes and $423,000 of deferred interest from the proceeds of $5,500,000 in term notes. The warrants issued in connection with the subordinated notes are still outstanding and terminate on December 10, 2016.
In October of 2004, the Company entered into a lease agreement with a minority stockholder. The agreement, which relates to the Plaistow, NH retail store, is a five-year lease with options to extend for an additional fifteen years. During the three months ended September 30, 2011 and 2010, the Company expensed in connection with this lease $52,000 and $46,000, respectively. During the nine months ended September 30, 2011 and 2010, the Company expensed in connection with this lease $157,000 and $138,000, respectively. In addition, a related deposit of $18,750 is recorded as prepaid expenses and other current assets, as of September 30, 2011 and December 31, 2010.
In order to expedite the efficient build-out of leasehold improvements in its new retail stores, the Company utilizes the services of a real estate development company owned by a non-executive Company employee and minority stockholder to source construction services and retail fixtures. Total payments made to the real estate development company for the three months ended September 30, 2011 and 2010, consisting primarily of reimbursements for materials and outside labor for the fit-up of stores, were $85,000 and $9,000, respectively. For the nine months ended September 30, 2011 and 2010, reimbursements for materials and outside labor for the fit-up of stores, were $196,000 and $87,000, respectively.
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
In connection with retail locations, the Company enters into various operating lease agreements, with escalating rental payments. The effects of variable rent disbursements have been expensed on a straight-line basis over the life of the lease. As of September 30, 2011 and December 31, 2010, there was approximately $563,000 and $479,000, respectively, of deferred rent recorded in accrued expenses and other current liabilities.

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
On April 1, 2011 the Company entered into a 7-year interest rate swap contract on the notional value of $3,900,000 of the term note which requires payment of a fixed rate of interest (7.4%) and the receipt of a variable rate of interest, based on the one month LIBOR rate, on the $3,900,000.
The Company designated this interest rate swap contract as an effective cash flow hedge. The Company adjusts the interest rate swap to fair value with the change accounted for through other comprehensive income, as the contracts are considered effective in offsetting the interest rate exposure of the forecasted interest rate payments hedged. The Company anticipates that this contract will continue to be effective. The fair value of the interest rate swap was a liability of $319,494 as of September 30, 2011.
The Company does not hold any derivative instruments that are not designated as a hedging instrument. As of September 30, 2011 the following table presents information about the fair value of the Company’s derivative instruments that have been designated as hedging instruments:

Liability Derivatives as of:
	September 30, 2011		September 30, 2010
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

Interest rate swap contract	Interest rate swap derivative	$319,494	Interest rate swap derivative	—
The following table presents information about the effects of the Company’s derivative instruments:

		Amount of Loss Recognized Net of Tax,
	Location of Loss	in Other Comprehensive Loss for the
	Recognized on	nine months ended September 30
	Derivative	2011	2010

Interest rate swap contact	Other comprehensive loss	$188,518	—

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

Level 1 —	Pricing inputs are quoted prices available in active markets for identical investments as of the reporting date. The Company does not have any investments meeting the criteria of Level 1 inputs.

Level 2 —	Pricing inputs are quoted prices for similar investments, or inputs that are observable, either directly or indirectly, for substantially the full term through corroboration with observable market data. The Company’s derivatives discussed above, meet the criteria of a Level 2 input.

Level 3 —	Pricing inputs include unobservable inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability, which are developed based on the best information available. Level 3 includes private investments that have no market activity. The Company does not have any investments meeting the criteria of Level 3 inputs.
The Company accounts for its interest rate swap as derivative financial instruments in accordance with the related guidance. Under this guidance, derivatives are carried on the balance sheet at fair value. The fair value of the Company’s interest rate swap is determined based on observable market data in combination with expected cash flows. The fair value of the Company’s interest rate swap was determined using projected future cash flows, discounted at the mid-market implied forward LIBOR. The value at September 30, 2011 is included in long-term liabilities.
The following table presents the financial instruments carried at fair value as of September 30, 2011 in accordance with the FASB ASC 820 hierarchy noted above:

	Level 1	Level 2	Level 3	Total
Interest Rate Swap Derivative as of September 30, 2011	—	$(319,494)	—	$(319,494)

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

In the third quarter of 2011, the Company continued to control overhead costs but invest more in marketing costs to generate higher sales. The Company achieved revenue growth in the fourth quarter of 2010 and for the first, second and third quarters of 2011 especially in its retail stores. As a result the Company opened a new store in Parker, Colorado during the second quarter of 2011, will be opening a new store in Libertyville, IL in the fourth quarter and will also continue to seek other new store locations that can be opened in 2012. However, our strategy to increase the number of retail store locations is based on finding optimal locations where demand for equestrian products is high.
Consolidated Performance and Trends
The Company reported a net income in the third quarter of 2011 of $332,000 or $0.06 per share, compared to net income of $320,000 or $0.06 per diluted share for the corresponding period in 2010, an improvement of 3.8%. For the nine months ended September 30, 2011 the Company reported a net income of $1,084,000 or $0.20 per diluted share, compared to net income of $997,000 or $0.18 per diluted share for the corresponding period in 2010, an improvement of 8.8%.
The third quarter of 2011 results reflect our continuing efforts to execute our growth strategy in the retail market channel where revenues increased 17.6% to $8.2 million in the quarter. This trend of increased revenue in the retail market channel may be slowed or eroded by delays in the execution of our new store expansion strategy, constraints in available capital, and interim declines in consumer demand at our retail stores impacted by lingering effects of the recent global financial and credit crisis. The Company responds to fluctuations in revenues primarily by delaying the opening of new stores, adjusting marketing efforts and operations to support our retail stores and managing costs. The success of our new store growth plan is dependent upon the response of our customers to these marketing strategies and evolving market conditions. Our direct market channel revenues decreased 2.9%, to $11.3 million in the third quarter of 2011, due to a reduced consumer spending. We respond to fluctuations in our direct customers’ response by adjusting the quantities of catalogs mailed and other Internet marketing and customer-related strategies and tactics in order to maximize revenues and manage costs.
Given continued economic uncertainty, it is very difficult to accurately predict economic trends; however, the increase in consumer sentiment since 2008 and the Company’s store sales, have given us confidence to resume our store rollout strategy which commenced in the second quarter of 2011.
Single Reporting Segment
The Company operates and manages its business as one operating segment utilizing a multi-channel distribution strategy.
Results of Operations
The following table sets forth our unaudited results of operations as a percentage of revenues for the periods shown (1):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of revenues	61.8	61.9	62.3	62.7
Gross profit	38.2	38.1	37.7	37.3
Selling, general and administrative expenses	34.8	33.4	33.3	33.4
Income from operations	3.4	4.7	4.4	3.9
Interest expense, financing and other related costs, net	0.6	1.4	1.1	1.4
Other investment (income) loss, net	0.1	0.2	0.0	(0.7)
Income before income tax provision	2.7	3.1	3.3	3.2
Provision for income taxes	1.0	1.4	1.4	1.3
Net income	1.7	1.7	1.9	1.8

(1)	Certain of these amounts may not properly sum due to rounding.

The following table presents certain selected unaudited operating data (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Revenues, net — direct	$11,321	$11,654	$35,561	$36,257
Revenues, net — retail stores	8,184	6,960	21,477	18,438

Revenues, net — total	$19,505	$18,614	$57,038	$54,695

Other operating data:
Number of retail stores (1)	14	13	14	13
Capital expenditures	287	57	689	271
Gross profit margin	38.2%	38.1%	37.7%	37.3%
Adjusted EBITDA(2)	921	1,094	3,235	2,799
Adjusted EBITDA margin(2)	4.7%	5.9%	5.7%	5.1%

(1)	Includes thirteen Dover-branded stores and one Smith Brothers store. The Parker, CO Dover-branded store opened in Q2 2011.

(2)	When we use the term “Adjusted EBITDA”, we are referring to net income minus interest income and other income plus interest expense, income taxes, non-cash stock-based compensation, depreciation, amortization and other investment income, net. We present Adjusted EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.
Adjusted EBITDA has some limitations as an analytical tool and you should not consider it in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities or any other measure calculated in accordance with U.S. generally accepted accounting principles. Some of the limitations are:
•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or capital commitments;
•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	Adjusted EBITDA does not reflect the impact of an impairment charge that might be taken, when future results are not achieved as planned, in respect of goodwill resulting from any premium the Company might pay in the future in connection with potential acquisitions;
•	Adjusted EBITDA does not reflect the interest expense or cash requirements necessary to service interest or principal payments on our debt;
•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;
•	Although stock-based compensation is a non-cash charge, additional stock options might be granted in the future, which might have a future dilutive effect on earnings and EPS; and
•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table reconciles net income to Adjusted EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Net income	$332	$320	$1,084	$997
Depreciation	188	176	554	545
Amortization of intangible assets	2	2	5	5
Stock-based compensation	62	45	186	136
Interest expense, financing and other related costs, net	124	255	626	766
Other investment (income) loss, net	12	37	(30)	(384)
Provision for income taxes	201	259	810	734

Adjusted EBITDA	$921	$1,094	$3,235	$2,799

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010
Revenues
Total revenues increased $0.9 million, or 4.8%, to $19.5 million for the three months ended September 30, 2011 from $18.6 million for the three months ended September 30, 2010. During the period, revenues in our direct market channel decreased $0.3 million, or 2.8%, to $11.3 million. Revenues in our retail market channel increased $1.2 million, or 17.6%, from the corresponding period in 2010 to $8.2 million. The decrease in our direct market channel was due to weakness in consumer spending in this channel. The increase in revenues from our retail market channel was due to strong sales growth from our newer stores as they mature, an additional retail store and promotions. Same store sales for the three-month period increased 9.9% over the prior year.
Gross Profit
Gross profit for the three months ended September 30, 2011 increased $0.4 million, or 5.1%, to $7.5 million as compared to the corresponding period in 2010. Gross profit, as a percentage of revenues, for the three months ended September 30, 2011 increased 0.1% to 38.2% from 38.1% for the corresponding period in 2010. The slight increase in gross profit as a percentage of revenues was attributable to lower average product costs.
Selling, General and Administrative
Selling, general and administrative expenses increased $0.6 million, or 9.0% to $6.8 million for the three months ended September 30, 2011 from $6.2 million for the three months ended September 30, 2010. SG&A expenses, as a percentage of revenues, increased to 34.8% of revenues from 33.4% of revenues for the corresponding period in 2010 as a result of increased costs in 2011. SG&A increased primarily as a result of an additional $285,000 in marketing costs.
Interest Expense
Interest expense, including amortization of financing costs, attributed to our term note and revolving credit facility decreased $131,000 or 51.3%, to $124,000 from $255,000 due to the refinancing of our subordinated notes with a term note from our bank.
Other Investment Income
Net income (loss) from investment activities consists of the Company’s share of net earnings or loss of its affiliate as they occur. The Company’s net investment loss for the three months ending September 30, 2011 was $12,000, a decrease of $25,000 over its net investment loss of $37,000 in 2010. The Company’s investment income or loss from investment activities are related to our investments in Hobby Horse Clothing Company, Inc. (“HH”) and Horsepharm, LLC.

Income Tax Provision
The provision for income taxes was $0.2 million for the three months ended September 30, 2011, reflecting an effective tax rate of 38%, compared to $0.3 million for the corresponding period in 2010, reflecting an effective tax rate of 45%. The effective tax rates for the quarters were based upon management’s best estimates of the estimated effective rates for each entire year.
Net Income
The net income for the third quarter of 2011 increased by $12,000, or 3.8%, to $332,000, compared to $320,000 in the third quarter of 2010. This increase in the net income was due primarily to increased sales in the retail channel and decreased interest expense but was offset by increased SG&A expenses related to marketing and labor costs. The resulting quarterly income per basic and diluted share remained flat at $0.06 in the third quarter of 2011 as compared to the same period in 2010.
Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010
Revenues
Total revenues increased $2.3 million, or 4.3%, to $57.0 million for the nine months ended September 30, 2011 from $54.7 million for the nine months ended September 30, 2010. Revenues in our direct market channel decreased $0.7 million, or 1.9%, to $35.6 million from $36.3 million in the corresponding period in 2010. Revenues in our retail market channel increased $3.0 million, or 16.4%, to $21.5 million from $18.4 million in 2010. The decrease in our direct market channel was due to weakness in consumer spending in this channel. The increase in revenues from our retail market channel was due to strong sales growth from our newer stores as they mature, an additional retail store and promotions. Same store sales for the nine month period increased 12.8% over the prior year.
Gross Profit
Gross profit for the nine months ended September 30, 2011 increased $1.1 million, or 5.5%, to $21.5 million from $20.4 million for the corresponding period in 2010. Gross profit, as a percentage of revenues, for the nine months ended September 30, 2011 increased 0.4% to 37.7% from 37.3% for the corresponding period in 2010. The increase in gross profit of $1.1 million was attributable to increased revenues in the retail channel and improved product margins. The increase in gross profit as a percentage of revenues was attributable to variations in our overall product mix.
Selling, General and Administrative
Selling, general and administrative expenses increased $0.7 million, or 4.0%, for the nine months ended September 30, 2011 to $19.0 million from $18.3 million for the corresponding period in 2010. Increased marketing costs of $336,000 and labor costs of $168,000 were the primary causes for this increase in SG&A expenses. SG&A expenses, as a percentage of revenues, were reduced to slightly to 33.3% of revenues from 33.4% of revenues for the corresponding period in 2010.
Interest Expense
Interest expense, including amortization of financing costs, attributed to our term note and revolving credit facility decreased $164,000 or 21.5% to $600,000 for the nine months ending September 30, 2011. In the first quarter of 2011, there was an increase of $243,000 which was attributed to expensing unamortized, deferred financing costs and the debt discount upon the refinancing of the senior subordinated notes on March 28, 2011. This increase has been mostly offset by $287,000 in lower interest expense in the second and third quarters of 2011 on the new term note as compared to the interest paid in the second and third quarters of 2010 on the retired subordinated notes.
Other Investment Income
Net income from investment activities consists of the Company’s share of net earnings or loss of its affiliate as they occur. The Company’s net investment income for the nine months ending September 30, 2011 was $4,000, a decrease of $378,000 over its net investment income of $384,000 in 2010. The Company’s investment income from investment activities are related to our investments in Hobby Horse Clothing Company, Inc. (“HH”) and Horsepharm, LLC. The Company’s share of HH’s net income in 2010 included the non-recurring gain of $402,000 on the proceeds from a life insurance settlement contract on a former officer of HH.

Income Tax Provision
The provision for income taxes was $0.8 million for the nine months ended September 30, 2011, reflecting an effective tax rate of 44%, compared to $0.7 million for the corresponding period in 2010, reflecting an effective tax rate of 42%. The effective tax rates for the quarters were based upon management’s best estimates of the estimated effective rates for each entire year.
Net Income
The net income for the nine months ended September 30, 2011 increased $87,000 or 8.8%, to $1,084,000 from $997,000 for the corresponding period in 2010. This increase in profitability of $87,000 was due primarily to increased revenues and improved gross margin. The resulting income per diluted share increased to $0.20 for the nine months ended September 30, 2011 as compared to $0.18 for the corresponding period in 2010.
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
Liquidity and Capital Resources
For the nine months ended September 30, 2011, our cash was reduced by $594,000. Cash was utilized primarily for seasonal working capital requirements. The source for cash generated related to increased balances in depreciation and amortization and increased borrowings under our revolving credit facility. On March 28, 2011, the Company amended its line of credit facility with the bank with the potential to increase the available credit from $13,000,000 up to $20,000,000 at the bank’s discretion. As of September 30, 2011 $2,935,000 is outstanding. On March 28, 2011, the Company also refinanced the $5,000,000 Senior Subordinated Notes plus deferred interest from proceeds of a $5,500,000 term note facility from the bank at a reduced interest rate. The Company was in compliance with all covenants under both credit facilities as of September 30, 2011.
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
Operating Activities
Cash utilized from our operating activities for the nine months ended September 30, 2011 was $3.6 million compared to $0.7 million for the corresponding period in 2010. For the nine months ended September 30, 2011, cash outflows consisted primarily of seasonal increases in inventory and initial inventory stocking for new stores, payment of deferred interest and prepaid and other assets of $4.6 million, as well as reductions in accrued expenses, income taxes payable and other current liabilities of $1.3 million. Cash inflows were attributable to the results of operations which consisted of net income, accounts payable, non-cash expenses of depreciation, amortization and interest and other expenses, totaling $2.3 million of cash. For the nine months ended September 30, 2010, cash outflows consisted primarily of seasonal increases in inventory of $0.9 million, reduction in non-cash investment income of $0.4 million, reductions in accounts payable of $0.6 million, increases in prepaid and other assets of $0.4 million and decreases in accrued expenses and other liabilities of $0.4 million. Cash inflows were attributable to the results of operations which consisted of net income, non-cash expenses of depreciation, amortization, and interest and other expenses, which totaled $1.7 million.

Investing Activities
Cash utilized from our investing activities was $701,000 for the nine months ended September 30, 2011 compared cash generated of $49,000 for the corresponding period in 2010. The increased investing activities included retail store openings and improvements in 2011. During the same period in 2010, the Company’s investments in store improvements and HorsePharm were offset by the dividend from the proceeds of the insurance settlement contract from our Hobby Horse investment.
Financing Activities
Net cash provided by our financing activities was $3.7 million for the nine months ended September 30, 2011, compared to $0.6 million provided in the corresponding period in 2010. For the nine months ended September 30, 2011, we funded our seasonal operating activities and store expansions with net borrowings of $2.9 million under our revolving credit facility as well as paying our subordinated note of $5.0 million and borrowing under a note term note for $5.5 million. For the nine months ended September 30, 2010, we funded our seasonal operating activities with net borrowings of $0.3 million under our revolving credit facility.
Revolving Credit Facility
On March 28, 2011, the Company and the bank amended the revolving line of credit agreement in connection with the refinancing of the $5,000,000 senior subordinated notes. Under the amended revolving line of credit, the Company can borrow up to $13,000,000, of which up to $1,000,000 can be in the form of letters of credit, and increase this amount up to $20,000,000 at the discretion of the bank. Any outstanding balances borrowed under the credit facility are due April 30, 2013. The credit facility bears interest at the base rate, announced from time to time by the bank, plus an applicable margin determined by the Company’s funded debt ratio. As of September 30, 2011, the LIBOR rate (base rate) was 0.23% plus the applicable margin of 2.20%. Interest is payable monthly. At its option, the Company may have all or a portion of the unpaid principal under the credit facility bear interest at various LIBOR or prime rate options.
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
Under the terms of this credit facility, the Company is subject to various covenants. At September 30, 2011, the Company was in compliance with all of the covenants under the credit facility.
Term Notes, Senior Subordinated Notes Payable and Warrants
On March 28, 2011, the Company borrowed $5,500,000 in the form of a 7-year term, note from the bank to refinance the $5,000,000 senior subordinated notes and deferred interest on those notes. The initial floating rate interest on the term note was 5.4% consisting of a 1.0% LIBOR floor plus a 4.4% margin. On April 1, 2011 the company entered into an interest rate swap for the term note to fix the interest rate at 7.4% on $3,900,000 of the principal. The remaining $1,600,000 of the principal earns interest at a floating rate based on a base rate, with a minimum of 1.0% as announced from time to time by the bank, plus an a 4.4% margin. As of September 30, 2011, the LIBOR rate (base rate) was 0.23%. Interest is payable monthly. The Company is obligated to repay $786,000 of principal annually commencing in April 2013 and extending to March 2018. The Company is further obligated to accelerate repayment of up to $1,600,000 in principal in the event it has excess cash flow determined by a cash flow recapture formula. All assets of the Company collateralize the term note facility. Under the terms of the term note facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios, maximum debt to tangible net worth ratios, minimum fixed charge ratios, minimum current asset ratios, and maximum capital expenditures. The Company expects to realize significant interest savings as a result of refinancing the senior subordinated notes.
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

Working Capital and Capital Expenditure Needs
The Company believes our existing cash, cash equivalents, expected cash to be provided by our operating activities, and funds available through our revolving credit facility will be sufficient to meet our currently planned working capital and capital expenditure needs over at least the next twelve months. We anticipate increasing capital expenditures by adding stores in 2011 and beyond. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the increase in the number of our retail stores, the acquisition of new capabilities or technologies and the continuing market acceptance of our products. To the extent that existing cash, cash equivalents, cash from operations and cash from our revolving credit facility under the conditions and covenants of our credit facilities are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, businesses, services or technologies which we anticipate would require us to seek additional equity or debt financing, we may enter into these types of arrangements in the future. There is no assurance that additional funds would be available on terms favorable to us or at all. Funds from our revolving credit facility may not be available if we fail to meet the financial covenants contained in the loan agreements with our lender. At September 30, 2011, the Company was in compliance with all of its covenants under the credit facility.
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
At September 30, 2011, there had not been a material change in any of the market risk information disclosed by the Company in our Annual Report on Form 10-K for the year ended December 31, 2010. More detailed information concerning market risk can be found in Item 7A under the sub-caption “Quantitative and Qualitative Disclosures about Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 37 of our Annual Report on Form 10-K for the year ended December 31, 2010.
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
Interest Rate Sensitivity
The Company has cash and cash equivalents totaling $151,000 at September 30, 2011. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We intend to maintain our portfolio of cash equivalents, including money market funds and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. As of September 30, 2011, all of our investments were held in money market funds.

The Company’s exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay our outstanding debt instruments, primarily certain borrowings under our revolving credit facility and on the $1,600,000 of the term notes that bear interest at a floating rate. The advances under this revolving credit facility and the $1,600,000 of principal of the term note bear a variable rate of interest determined as a function of the prime rate or the published LIBOR rate at the time of the borrowing. If interest rates were to increase by two percent, the additional interest expense as of September 30, 2011 would be approximately $59,000 annually. At September 30, 2011, $2,935,000 was outstanding under our revolving credit facility.
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
The Company’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
The Company maintains certain internal controls over financial reporting that are appropriate, in management’s judgment with similar cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Although the recession that started in December 2007 ended in 2009, the recovery has been uneven and slow. Unemployment is at 9.1% in the U.S. as of September 30, 2011. It is not clear when a sustained robust economic recovery will begin. The recent historical decrease and any future decrease in economic activity in the United States or in other regions of the world in which we do business could adversely affect our financial condition and results of operations. Continued and potentially increased volatility, instability and economic weakness, together with political instability in emerging markets and potential higher energy and fuels costs and a resulting decrease in discretionary consumer and business spending may result in a reduction in our revenues. We currently cannot predict the extent to which our revenues may be impacted. In addition, financial challenges experienced by our suppliers or distributors could result in product delays and discontinuances, a lack of new products, inventory imbalances and/or cost increases, and less favorable trade credit terms.
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
The Company did not issue or sell any equity securities in the three months ended September 30, 2011.

Item 3.	Defaults Upon Senior Securities.
There were no defaults on the Company’s senior securities in the three months ended September 30, 2011.

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

DOVER SADDLERY, INC.
Dated: November 14, 2011	By:	/s/ David R. Pearce
David R. Pearce, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Description

*31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

*31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

‡32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.

‡	Furnished herewith.

†	Indicates a management contract or compensatory plan or arrangement