Form 10-K
period 2011-12-31
DOVER SADDLERY INC
filed 2012-03-29
CIK 1071625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51624

Dover Saddlery, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3438294
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

525 Great Road, Littleton, MA	01460
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(978) 952-8062

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act).     Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of the close of the last business day of the registrant’s most recently completed second fiscal quarter was $16,681,656.

Shares outstanding of the Registrant’s common stock at March 21, 2012: 5,332,738

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement for the Annual Meeting of Stockholders of Dover Saddlery, Inc. to be held on May 2, 2012 which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2011, are incorporated by reference in Part III of this Form 10-K.

DOVER SADDLERY, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

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

The Company offers a comprehensive selection of products required to own, ride, train and compete with a horse, selling from under $1.00 to over $10,000 per product. The Company’s equestrian product line includes a broad variety of separate items such as saddles, tack, specialized apparel, footwear, horse clothing, horse health and stable products. Separate reporting of the revenues of these numerous items is not practical.

The Company has historically focused on the English-style riding market. The Company is known for providing the highest quality products for English-style riding, including premier brands such as Ariat, Grand Prix, Mountain Horse and Passier. The Company offers what we believe is the largest selection of exclusive and semi-exclusive equestrian products in the industry. To further broaden our offerings, the Company began selling into the Western-style riding market in 2002 under the Smith Brothers name.

The Company’s management team is highly experienced in both the direct and retail channels with an average of more than 35 years of equestrian experience. Since Stephen Day acquired an ownership interest in the Company and joined as the Company’s President and Chief Executive Officer, he and the rest of the management team have grown annual revenues from $15.6 million to $80.8 million from 1998 through 2011. Prior to joining the Company, Mr. Day was responsible for building the only other national English-style equestrian products direct marketing and retail company, State Line Tack.

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

Through the Company’s subsidiaries, as of December 31, 2011, the Company operates fourteen retail stores under the Dover Saddlery brand and one retail store under the Smith Brothers brand. We have identified additional market locations throughout the U.S., which we believe are attractive for our planned retail store expansion and can allow us to capitalize on the highly fragmented nature of the retail equestrian products market and to take advantage of our strong brand name recognition. These additional locations have been identified using our proprietary mathematical store-optimization model, which selects the locations nationwide with the strongest potential and optimizes distances between stores to enhance revenue potential. Our current targets are based on an optimization model of 50 locations, each utilizing one of three different store formats, depending on the location and revenue potential of the area. We believe that our proprietary mathematical store-optimization model assists us in locating potential retail sites and gives us a competitive advantage in finding optimal new store locations.

Based on our experience to date with opening new retail stores in areas where we have a high level of existing direct customers, as well as the experience of other multi-channel retailers, we believe that expanding the number of retail store locations and focusing on our multi-channel strategy are keys to our continued success. In 2011, the Company opened two additional retail stores; going forward the Company intends to continue its store expansion campaign and has indentified additional locations for consideration.

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

The Company’s management team identified the large Western-style equestrian market as a growth opportunity and, in 2002, acquired the Smith Brothers catalog and website, www.smithbrothers.com. In 2003, we acquired rights in the Miller’s Harness brand for use in catalog and Internet sales to target entry-level and lower-cost equestrian products customers. In 2011 we stopped marketing Miller’s brand. In 2004, we opened a Smith Brothers store in Denton, TX.

In April 2004, we expanded our Littleton, MA warehouse and office facility to 100,000 square feet and in April 2005, opened our third Dover Saddlery store in Plaistow, NH.

In June 2006, we acquired Dominion Saddlery and over the next nine months, remodeled, expanded, and converted Dominion’s four stores into Dover Saddlery stores. In September 2006, we opened our Hunt Valley, MD store.

In 2007, the Company opened three Dominion stores under the Dover brand, which included the Chantilly, VA, Charlottesville, VA, and Lexington stores.

In 2008 and 2009 the Company opened three stores and one store, respectively, under the Dover brand. These stores included Dallas, TX, Branchburg, NJ, Alpharetta, GA and North Kingstown, RI. No stores were opened in 2010.

In 2011, the Company opened two stores under the Dover brand in Parker, CO and Libertyville, IL. As of December 31, 2011, we operated fourteen stores under the Dover Saddlery brand and one store under the Smith Brothers brand.

Competitive Strengths

The Company believes that we are uniquely positioned in the equestrian tack, specialized apparel and horse care and stable products industry to grow through our multi-channel strategy. We believe that we have numerous competitive strengths, including:

Experienced Management with a Track Record of Growth and Profitability: The Company was founded in 1975 and has over 35 years of operating history. Stephen Day joined the Company after successfully building and growing another equestrian products catalog and retailer, State Line Tack. Our management team has extensive experience in direct marketing and retail as well as an average of more than 35 years of equestrian experience. Since Stephen Day became president and chief executive officer in 1998, we have grown annual revenues from $15.6 million to $80.8 million.

Established Brand in English-Style Riding Equipment and Apparel: The Company is known for offering the highest quality products, the most comprehensive selection and excellent customer service. Since our founding over 35 years ago, we have built a reputation with a large and growing following in the equestrian products marketplace. Dover Saddlery is the only nationally recognized retail, multi-channel brand in the English-style equestrian products industry, and we believe our Dover Saddlery brand is a significant asset as we continue our retail store expansion and multi-channel growth strategy.

Leading Equestrian Products Retailer of Quality Tack: With over $80.8 million in 2011 revenues we believe we hold the largest market share among premium equestrian products retailers for equestrian tack and specialized equestrian apparel. The Dover Saddlery catalog is known by many customers as a leading source for English-style equestrian products, and the Smith Brothers catalog is a significant force in the Western-style riding market.

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

Successful Multi-channel Strategy: The Company’s multi-channel strategy of using direct and retail market channels has enabled us to capture customer data, achieve operational synergies, provide a seamless and convenient shopping experience for our customers, cross-market our products and reinforce our brand across channels. Through our sophisticated customer database, we have observed that multi-channel customers have bought, on average, nearly three times more products per year than single-channel customers. To date, we have successfully executed on our strategy with the addition of thirteen new stores bringing our Dover branded retail store count to fourteen and adding a single Smith Brothers branded retail store.

Excellent Customer Service: The company-wide focus on exceptional customer service is integral to our success. We promote a culture of prompt, knowledgeable and courteous service and strive for a consistent customer experience across both order channels. Over 90% of our customer service and sales representatives are horse enthusiasts. Additionally, our representatives receive ongoing product training from merchandise suppliers and internal product specialists. We also have a policy of offering customers a 100% satisfaction guarantee. We believe that our well-trained, knowledgeable staff and our historical ability to fill approximately 97% of the items ordered within an average of 1.4 business days in 2011 from our in-stock inventory are some of the reasons why we have had historically low return rates and high repeat customer rates.

Attractive Customer Demographics: Dover Saddlery customers are primarily affluent females with a passion for the English-style riding sport. We believe them to be discerning, luxury-oriented customers who often choose to buy from us because of the high quality offering and prestige of owning the premier brands. Based on demographic data available to us, we believe that more than two-thirds of households that own horses have incomes above the national median household income of $49,500. Our customer base has been very loyal as demonstrated by high repurchase rates.

Significant Barriers to Entry: The Company enjoys significant barriers to entry including substantial costs of developing a useful customer database, efficient merchandising and fulfillment infrastructure, breadth of product offering and in-stock inventory levels, as well as the costs and time involved in building customer trust and brand recognition. The investments we have made in our brand, our customer database and proprietary mathematical store-optimization model and rapid inventory replenishment set us apart from others in the industry.

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

The Company’s large inventory has allowed us to ship approximately 97% of the items ordered within an average of 1.4 business days in 2011. We are also able to ship any product we offer to our retail stores on a rapid replenishment basis, effectively increasing our retail store inventory to match the assortment and depth of that is available from our catalogs. This provides our customers with the ability to walk into any of our retail stores and access our entire product offering. Competitors who maintain only one or even a few stores are unable to match the breadth, depth and availability of our $19.4 million in total inventory.

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

Open Dover Saddlery Retail Stores in Targeted Locations: As of December 31, 2011, the Company operated fourteen Dover Saddlery branded stores targeted at the English-style, riding segment and one Smith Brothers branded store targeted at the Western-style, riding segment. The equestrian products market is estimated at $5.8 billion, yet no national, equestrian products, specialty retail chains exist and there are only a limited number of small, regional, multi-unit English equestrian products retailers. We have identified 50 locations throughout the U.S., which we believe are attractive for our retail store expansion and will allow us to capitalize on the highly fragmented nature of the retail equestrian products market and our strong brand name recognition. These locations have been identified using our proprietary, mathematical, store-optimization model, which selects the locations nationwide with the strongest potential and optimizes distances between stores to enhance revenue potential. The model optimizes distances between stores with concentrations of current customers. Our marketing efforts have provided detailed customer data regarding location and sales performance that has given us the ability to plan and perform extensive site analysis. Our current targets are based on an optimization model of 50 locations, each utilizing one of three different store formats, depending on the location and revenue potential of the area. We believe that our proprietary, mathematical, store-optimization model, which assists us in locating retail sites, will continue to give us a competitive advantage in finding attractive locations.

Expand Our Direct Market Channel: The Company’s catalog business drives traffic to our Internet store and retail market channel. We plan to expand our direct market channel business through marketing campaign initiatives to existing and new customers. We seek to increase the number of customers and prospects that receive a catalog, increase the numbers of customers buying through both market channels, and increase the amount each customer spends for our merchandise through the continued introduction of new products and promotional strategies. We plan to continue to utilize web-based opportunities with promotional, targeted e-mails programs, refer-a-friend programs and on-line search engines. We intend to continue our practices of using banner advertising on qualified equestrian websites, of having links to and from qualified equestrian websites, and of sending prospect e-mails to qualified equestrian e-mail lists.

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

2011 Accomplishments

In pursuit of our goals as the largest equestrian retailer of quality tack and specialty riding apparel, we accomplished the following in 2011:

•	Continued to enhance and expand the Dover Saddlery product offering

•	Opened two Dover branded retail locations in Parker, CO and Libertyville, IL

•	Continued cost controls to enhance earnings

Industry

Equestrian Products Market

The North American market for equestrian tack, saddles, specialized apparel, grooming and healthcare products, horse clothing, equestrian-related media, other horse supplies and services is estimated by the American Horse Council at $38.8 billion for 2005. Although studies on the equestrian industry are informal, according to the Fountain Agricounsel USA Horse Industry Business Report 2004, in 2003, the total industry sales for the markets we target were $5.8 billion. A 2005 American Horse Council survey estimated that there are 9.2 million horses in the U.S.

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

Sales from catalog retailing grew rapidly during the 1990s at an annual rate of approximately 10% — twice the rate of conventional retailing. This growth was driven by several factors, including the emergence of strong direct marketing companies, such as L.L. Bean, consumers’ busier lifestyles, due in part to the substantial increase in the number of professional women; and the recent introduction of specialty catalogs tailored to niche audiences combined with more sophisticated mailing and customer targeting techniques.

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

The Internet is a key driver of targeting customers in our direct market channel. Industry research estimates that online sales in the U.S. reached $194.3 billion in 2011. This was an increase of 16.1% from 2010. As the price of personal computing declines and Americans become more technologically savvy, many are choosing to browse and buy over the Internet including access to smart phones and tablets. Moreover, an increasing number of Internet users are turning to broadband service that allows faster, more convenient access to online shopping. Consumers are now turning to shopping via their cell phones and tablets, otherwise known as mobile commerce.

We believe that a large, highly fragmented industry with affluent, passionate horse enthusiasts presents us with the opportunity to use our reputation and multi-channel strategy to increase our market share and revenues in the future.

Customers

The Company’s English riding customers are primarily affluent females with a passion for the English riding sport. We believe them to be discerning, luxury-oriented customers who often choose to buy from us because of the high quality offering and prestige of owning the premier brands. Based on demographic data from the American Horse Council (AHC), we believe that more than two-thirds of households that own horses have incomes above the national median household income of $49,500 as reported by the 2011 U.S. Department of Housing. Our customer database provides for each customer a summary of the recency, frequency and monetary value of that customer’s orders as well as a detailed listing of each item the customer has ordered for the past five years. Our customers have been very loyal as demonstrated by high repurchase rates.

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

Based on research of other similar multi-channel concepts, we believe that, when mature, the natural channel balance of a multi-channel retailer tends to stabilize with 60% to 80% of the sales coming from the retail market channel. This retail purchasing preference on the part of consumers is even more pronounced in the equestrian industry. Research by Frank N. Magid Associates, Inc. indicates that 80% of tack customers shop at retail stores. Since we currently have just about 37.7% of our total revenues coming from retail stores, we believe that there is significant opportunity to develop our multi-channel strategy and pursue our targeted retail store expansion. See “Retail Store Operations and Expansion”

Our experience from the Hockessin, DE store has shown that within two years of opening, direct sales from customers within a 30-mile radius of this store exceeded sales levels prior to its opening and led to sales of approximately 150% compounded annual growth over the first two years of operation.

Although our Wellesley, MA store has been in operation for over 35 years, we have maintained an impressive mix of both direct and retail store sales in the area. The direct sales in the area surrounding the store demonstrate that even though we have a retail location, the convenience of multi-channel shopping over the Internet or by catalog has been appealing to our customers located within 30 miles of the store. We believe that this provides further support to the potential value created by opening up retail stores in areas that already have a strong customer base.

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

Direct Market Channel

Since we mailed our first catalog in 1982, we have grown our direct market channel to include two separate catalogs and two e-commerce websites. As we continue our plan to expand our retail stores, we expect our retail market channel to stimulate even greater demand for our products, and eventually outstrip the demand from our direct market channel. However, the direct market channel will continue to be the core component of our brand identity and the driving force behind the customer data utilized to promote each of our market channels.

Our direct market channel generated approximately $50.3 million in revenues in 2011 or 62.3% of our total Company revenues. Our proprietary database contains over two million names. We expect this database to continue to grow as we open additional retail locations.

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

Retail Store Operations and Expansion

As of December 31, 2011, we operated fourteen stores under the Dover Saddlery brand and one store under the Smith Brothers brand. We intend to continue to expand our retail store operations going forward, primarily under the Dover Saddlery brand. We expect favorable retail store leasing costs and the availability of high quality real estate to provide ample store expansion opportunities in 2012 and beyond. We, therefore, will continue focusing on our site selection efforts and lease negotiations in 2012.

Retail Store Locations

Dover Saddlery

New England

Plaistow, NH

Wellesley, MA

North Kingstown, RI

Mid-Atlantic

Hockessin, DE

Crofton, MD

Hunt Valley, MD

Branchburg, NJ

Chantilly, VA

Charlottesville, VA

Lexington, VA

Mid-West

Libertyville, IL

Parker, CO

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

Dover Store Prototype

We have developed three primary prototype store models for nationwide rollout — ‘A’, ‘B’, and ‘C’.

A 9,000 to 17,000 square foot ‘A Store’ model assumes an average initial net investment of approximately $1.2 million, including approximately $200,000 of pre-opening costs and $600,000 of inventory. As of December 31, 2011, we had seven A stores.

A 4,000 to 9,000 square foot ‘B Store’ model assumes an initial investment of approximately $0.8 million, including approximately $100,000 in pre-opening expenses and $400,000 in inventory, and is projected to generate approximately the same level of sales per square foot as the A Store model. As of December 31, 2011, we had six B stores.

A ‘C Store’ model is currently in development and will be targeted to be a smaller footprint of approximately 3,000 square feet, filling in key markets as appropriate. As of December 31, 2011, we had two C stores.

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

Inventory

An additional way that we differentiate ourselves from our competition is through our breadth and depth of inventory. We believe our inventory is deeper than our competitors’, with $19.4 million in on-hand inventory as of December 31, 2011. With our extensive inventory position and rapid fulfillment capability, we were able to fill approximately 97% of the items ordered within an average of 1.4 business days in 2011. Based on our inventory management systems, continuous monitoring of the products we carry and the fact that we carry very few fashion forward products, we have historically had little inventory turn obsolete. Despite the high level of inventory, our goal is to turn warehouse inventory three times per year, and we historically have had no material inventory write-downs.

All of the products that are presented in our catalogs are available online and customers can use our websites to enter orders, shop online and check order status and inventory availability. On average, our type ‘A’ retail stores stock inventory items that represent over 65% of the merchandise sales we make available through our direct market channel. All items are available to customers entering our stores by either direct shipment to a customer’s home or for in-store pickup.

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

Seasonality

The Company experiences seasonal fluctuations in revenue and operating results. Due to buying patterns around the holiday season and a general slowdown during the later part of the summer months, our revenues are traditionally higher in the fourth quarter. In fiscal 2011, we generated 29.4% of our annual revenues during the fourth quarter.

Employees

At December 31, 2011 we had 565 employees; approximately 194 were employed full time. None of our employees are represented by a labor union or are parties to a collective bargaining agreement. We have not experienced any work stoppages and consider our relationship with our employees to be good.

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

During 2010, through our cost-cutting initiatives, we reduced operating expenses. Much of these savings were achieved through decreased marketing expenditures and reductions in labor hours. We believe these measures were necessary and appropriate to maintain the health of our business in response to current economic conditions. In 2011, our expenses increased as we stepped up our marketing efforts and store expansion plans by opening two stores. However, as we renew our efforts to stimulate demand, we may not experience pre-recession results from our direct marketing efforts.

Current economic conditions and the global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

Since the recession that started in December 2007 ended in 2009, the recovery has been uneven and slow. Even though unemployment has fallen slightly to 8.5% from 9.2% in the U.S, it is still not clear when a sustained robust economic recovery will begin. The recent historical decrease and any future decrease in economic activity in the United States or in other regions of the world in which we do business could adversely affect our financial condition and results of operations. Continued and potentially increased volatility, instability and economic weakness, together with political instability in emerging markets and potential higher energy and fuels costs and a resulting decrease in discretionary consumer and business spending may result in a reduction in our revenues. We currently cannot predict the extent to which our revenues may be impacted. In addition, financial challenges experienced by our suppliers or distributors could result in product delays and discontinuances, a lack of new products, inventory imbalances and/or cost increases, and less favorable trade credit terms.

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

During seasonal and cyclical changes in our revenue levels, to fund our retail growth strategy, and to fund increases in our direct business, we make use of our credit facilities, which are subject to EBITDA, fixed charge ratio, maximum capital expenditure limitations, total debt, tangible net worth and related covenants. If we are out of compliance with our covenants at the end of a fiscal period, it may adversely affect our growth prospects, require the consent of our lender to open new stores or in the worst case, trigger a loan default and require the repayments of all amounts then outstanding on our loans. In the event of our insolvency, liquidation, dissolution or reorganization, the lender under our revolving credit facility and term note would be entitled to payment in full from our assets before distributions, if any, were made to our stockholders.

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

The Company competes in a highly competitive marketplace with a variety of retailers, dealers and distributors. The equestrian products market is highly fragmented with approximately 10,000 retail store locations nationwide. Many of these are small businesses that have a loyal customer base that compete very effectively in their local markets. We plan to apply our historic disciplines to confront the significant competition that we face in each of our local markets. We may, therefore, not be able to generate sufficient sales to support our new retail store locations. There are also a significant number of sporting goods stores, mass merchandisers and other better funded companies that could decide to enter into or expand their equestrian products offerings. Liquidating inventory sales by our former competitors may cause us temporarily to lose business and perhaps even to lose customers. In addition, if our continuing competitors reduce their prices and continue free shipping practices, we may have to reduce our prices in order to compete. Our cost cutting and overhead efficiency measures in fiscal 2010 may also have had some negative effect on our market share in the short run. We may be forced to increase our advertising or mail a greater number of catalogs in order to generate the same or even lower level of sales. Any one of these competitive factors could adversely affect our revenues and profitability. It is possible that increased competition or improved performance by our competitors may reduce our market share, may reduce our profit margin, and may adversely affect our business and financial performance in other ways.

If the economy experiences a recession or the Company cannot successfully execute our planned retail store expansion, our growth and profitability would be adversely impacted.

As of December 31, 2011, the Company had fifteen retail stores. In response to the recent economic recession, we placed on hold for part of 2009 and in 2010 our plan to rapidly increase the number of retail stores and opened only two stores in 2011. A significant percentage of our projected future growth had been expected to be generated from new locations. If we experience continued delays in opening new stores, fail to select appropriate sites, encounter problems in opening new locations, or have trouble achieving anticipated sales volume in new locations, our growth and profitability will be adversely impacted. Furthermore, any one or more of the new stores we intend to open may not be profitable, in which event our operating results may suffer.

As the economy rebounds, our subsequent ability to expand our retail presence depends in part on the following factors:

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

In addition, each retail store is expected to require approximately $700,000 to $1.2 million of capital, including start up costs, leasehold improvements and inventory, and excluding the cost of the real estate. If actual costs are higher than expected or if sales in such stores are lower than expected, we may not be able to open as many retail stores as anticipated or we will need to raise additional capital in order to continue our growth.

The Company may be unable to open new stores and enter new markets successfully.

An important part of the business plan had been to increase our number of stores and enter new geographic markets. In light of the recent economic recession, the Company placed that plan on hold in 2009 and 2010, but opened two stores in 2011. Since the IPO, we had opened seven new stores through December 31, 2011 and remodeled, expanded and converted four stores from the Dominion Saddlery acquisition. If financial and economic indicators forecast sustainable improvement, we plan to open additional stores. For our growth strategy to be successful, we must identify and lease or buy favorable store sites, hire and train associates and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully, and may also be restricted by covenants and conditions in our loan agreements. If we are unable to open new stores as quickly as planned, our future sales and profits could be materially adversely affected. Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Also, our expansion strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas.

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

A significant part of the Company’s overall revenues derives from website sales. The success of our online business depends in part on factors over which we have limited control. These factors include changing customer preferences, changing buying trends related to Internet usage, changes in technology interfaces, temporary outages due to bandwidth constraints, another denial of service attack, computer viruses, and other malicious activity, hardware or network failures, other technology failures or human errors, security breaches and consumer privacy concerns. Any failure to respond successfully to these risks and uncertainties might adversely affect sales through our websites, impair our reputation and increase our operating costs.

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

The Company has historically granted options to employees as a significant part of our overall compensation package. As of December 31, 2011, our employees and non-employee directors held vested options in the aggregate to acquire 510,435 shares of common stock, all of which were exercisable at a weighted average sale and exercise price of $5.61 per share. As previously reported, in January 2011, two senior executive officers purchased for cash 2,934 and 7,932 shares of the Company’s common stock through exercise of an incentive stock option at $1.94 per share and $1.24 per share, respectively. As previously reported, in September 2011, a senior executive officer purchased for cash 3,494 shares of the Company’s common stock through exercise of an incentive stock option at $1.24 per share. In addition, in November 2011 various employees purchased for cash 2,644 and 38,573 shares of the Company’s common stock through exercise of an incentive stock option at $1.24 and $1.56 per share, respectively. To the extent that option holders exercise other vested outstanding options to purchase common stock, there may be further dilution. Future grants of stock-based compensation to employees may also result in dilution. We may raise additional funds through future sales of our common stock. Any such financing may result in additional dilution to our shareholders.

In addition to causing dilution, stock option grants increase compensation expense and may negatively impact our stock price.

The Company is required to take a current charge for compensation expense associated with our grant of stock options. For the year ended December 31, 2011, we recognized $242,000 of non-cash, stock-based compensation expense. This charge has the effect of decreasing our net income and earnings per share, which may negatively impact our stock price. To the extent the Company makes future grants of stock-based compensation to employees, this charge will increase.

If the Company cannot continue to successfully generate demand from the direct market channel, it would negatively impact growth and profitability.

Revenues from the Company’s direct market channel generated 62.3% of our revenues in 2011, and we expect such demand to continue to generate a majority of our revenues for at least the next several years. Our success depends on our ability to market, advertise and sell our products effectively through our various catalogs and Internet sites. We believe that the success of our direct market channel depends on:

•	favorable economic conditions;

•	our ability to offer a product mix that is attractive to our customers;

•	our ability to provide enough value to offset competitors free shipping offers;

•	the price points of our products relative to our competitors;

•	our ability to achieve adequate purchase response rates to our mailings;

•	our ability to add new customers in a cost-effective manner;

•	timely delivery of catalog mailings to our customers;

•	an efficient Internet interface;

•	a seamless buying experience for our customers across both of our channels; and

•	cost effective and efficient order fulfillment.

Catalog production, mailings and paper-based packing products, such as shipping cartons, entail substantial paper, postage, human resource and other costs, including costs of catalog development. We incur most of these costs prior to the mailing of each catalog. Increases in costs of mailing, paper or printing could increase our costs and adversely affect our earnings if we are unable to pass such cost increases on to our customers. The success of our direct market channel hinges on the achievement of adequate response rates to mailings, merchandising, catalog and website presentations that appeal to our customers, and the expansion of our potential customer base in a cost-effective manner. Lack of consumer response to particular catalog or flier mailings or Internet marketing efforts, search engine optimization, search engine marketing and comparison shopping engines may increase our costs and decrease the profitability of our business.

The re-launch of the Company’s retail store rollout could cannibalize existing sales from the direct market channel or existing retail locations.

In response to the recent economic recession, the Company placed on hold in most of 2009 and in 2010 its plan to increase the number of retail stores. In 2011 we began to re-launch the retail store rollout by opening two additional Dover-branded stores; Parker, CO in Q2 and Libertyville, IL in Q4. We will also seek between three and six new store locations that can be opened in 2012. However, our strategy to increase the number of retail store locations is based on finding optimal locations where demand for equestrian products is high. When we open a retail store in an area that has a high concentration of our existing customers, we expect that such customers will purchase products in the retail location as well as through our catalogs and websites, ultimately increasing their total purchases as multi-channel customers. Demand from our direct market channel in the geographic area surrounding our Hockessin, DE store declined 4% in the first year of such store’s operation. In the future, in areas where we open retail stores, the customers located within the area of such store may not spend more than they would have from the catalog and websites and, therefore, there may be a shift in demand from our direct market channel to our retail market channel. In such case, we may incur significant costs associated with opening a store, shipping product to that store and mailing catalogs while not generating incremental revenue.

As the Company re-launches its retail store expansion plan, quarterly revenues and earnings could be variable and unpredictable and inventory levels will increase.

Over the next several years, as the economy continues to rebound, we plan to continue our retail store expansion strategy. As we open new stores, (i) revenues may fluctuate, and (ii) pre-opening expenses will be incurred which may not be offset by a corresponding increase in revenues during the same financial reporting period. These factors may contribute to variable operating results.

Some of the expenses associated with openings of our new retail stores, such as labor incurred from increased headcount and store occupancy, will increase. Additionally, as we increase inventory levels to provide stores with merchandise, we may not be able to manage this inventory without incurring additional costs. If retail store sales are inadequate to support these new costs, our earnings will decrease.

The Company relies on service providers to operate our business and any disruption of space or substantial increases in the costs of their supply of services could have an adverse impact on our revenues and profitability.

The Company relies on a number of service providers to operate our business such as:

•	a printer and a database processor to produce and mail our catalogs;

•	a website hosting service provider to host and manage our websites, a search engine marketing consultant and an email service provider to send out customer emails;

•	telephone data companies to provide telephone, Internet and fax service to our customer service centers and to communicate between locations; and

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

The Company relies on merchandise suppliers to supply our products in saleable condition, in sufficient quantities, at competitive prices and in a timely manner. We also rely on them to extend favorable sales terms for the purchase of their products and quality. In 2011, our single largest merchandise supplier accounted for approximately 9% of our sales. Our current merchandise suppliers may not be able to accommodate our anticipated product or credit needs in a timely manner or at all. If we are unable to acquire suitable merchandise in a timely manner, obtain favorable credit terms, or lose one or more key merchandise suppliers, we may not be able to offer products that are important to our merchandise assortment, which would have a material adverse effect on our business. While we believe our merchandise supplier relationships are satisfactory, we have no contractual arrangements providing for continued supply or credit terms from our key merchandise suppliers and our merchandise suppliers may discontinue selling to us at any time or may raise the cost of merchandise, and we may be unable to pass such price increases along to our customers.

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

The Company’s future success depends to a significant degree on the skills, experience and efforts of Stephen Day, our president and chief executive officer, Jonathan Grylls, our chief strategic officer, William Schmidt, our chief operating officer and other key personnel including our senior executive management. We currently maintain two million dollars of key-man life insurance on Mr. Day, the proceeds of which are required to pay down outstanding debt. We have employment agreements with Mr. Day, Mr. Schmidt and Mr. Grylls, which contain provisions for non-competition, non-solicitation and severance. In addition, our future success depends upon our ability to attract and retain highly-skilled and motivated, full-time and temporary sales personnel with appropriate equestrian products industry knowledge and retail experience to work in management and in our retail stores. The loss of the services of any one of our executives or the inability to attract and retain qualified individuals for our key management and retail sales positions may have a material adverse effect on our operating results.

The Company may need additional financing to execute our growth strategy, which may not be available on favorable terms or at all. The inability to raise financing could increase our costs, limit our ability to grow and dilute the ownership interests of existing shareholders.

As of March 28, 2011, the Company had renegotiated its current revolving credit facility. The new credit facility is due in full on April 30, 2013, and its borrowing limit may be increased to $20,000,000 from $13,000,000 at the sole discretion of the bank, both of which conditions may limit our ability to finance the opening of all of our planned additional stores over the next several years. In order to satisfy our revolving credit facility when due and to execute our retail store expansion strategy, we may need to borrow additional funds, raise additional equity financing or finance our planned expansion from profits, but such borrowings or new financings might be limited by the covenants and other terms in other loan agreements. We may also need to raise additional capital in the future to respond to competitive pressures or unanticipated financial requirements. We may not be able to obtain additional financing, including the extension or refinancing of our revolving credit facility, on commercially reasonable terms or at all. A failure to obtain additional financing or an inability to obtain financing on acceptable terms could require us to incur indebtedness at high rates of interest or with substantial restrictive covenants, including prohibitions on payment of dividends.

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

The Company currently sources less than one quarter of our products from foreign manufacturers located in Europe, Asia and South America. As such, we are subject to risks and uncertainties associated with changing economic and political conditions in foreign countries. These risks and uncertainties include currency rate fluctuations, manufacturing quality control risks, import duties and quotas, work stoppages, economic uncertainties including inflation, foreign government regulations, wars and fears of war, acts of terrorism and fear of acts of terrorism, political unrest and trade restrictions. Additionally, countries in which our products are currently manufactured or may be manufactured may become subject to trade restrictions imposed by the U.S. or foreign governments. Any event affecting prices or causing a disruption or delay of imports from foreign merchandise suppliers, including the imposition of additional import restrictions, currency rate fluctuations, restrictions on the transfer of funds or increased tariffs or quotas, or both, could increase the cost or reduce the supply of merchandise available to us and adversely affect our operating results.

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

As the Company continues its retail store expansion strategy, it may result in state governments asserting that the direct market channel has established state tax nexus with that state, which may cause our business to pay additional income and sales tax and have an adverse effect on the demand and related cash flows from our direct market channel.

As the Company continues its retail store expansion strategy and opens retail stores in additional states, the necessary relationship between the retail stores and the direct market channel may be deemed by certain state tax authorities to create a nexus for state income and sales taxation of our business in those states. This could result in an increase in the tax collection and payment obligations of our business, which would have an adverse effect on the sales demand and related cash flows from our direct market channel and our overall business. Such sales tax collection obligations, if any, would increase the total cost of our products to our customers. This increased cost to our customers could negatively affect the revenues of our direct market channel if we are required to reduce the underlying prices to maintain unit sales volumes for the products marketed through our direct market channel. The occurrence of either of these events would have an adverse effect on demand and related net cash flows from our direct market channel. This area of law is uncertain and changing, and we could be subject to paying back taxes and penalties.

If the Company fails to adequately protect our trademarks, our brand and reputation could be impaired or diluted, and we could lose customers.

The Company has, or has rights to, three trademarks that are considered to be material to the successful operation of our business. These trademarks are: Dover Saddlery, Smith Brothers, and The Source. We currently use all of these marks in our direct channel business. We also have several additional pending trademark applications. We regard our copyrights, service marks, trade dress, trade secrets and similar intellectual property as critical to our success. In addition to our registered marks and pending applications, our principal intellectual property rights include copyrights in our catalogs, rights to our domain names and our databases and information management systems. As such, we rely on trademark and copyright law, trade secret protection and confidentiality agreements to protect our proprietary rights. Nevertheless, the steps we take to protect our proprietary rights may be inadequate. Our trademark applications may not be granted, and we may not be able to secure significant protection for our marks. Our competitors or others may adopt trademarks or service marks similar to our marks or try to prevent us from using our marks, thereby impeding our ability to build brand identity and possibly leading to customer confusion. In addition, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. If we are unable to protect or preserve the value of our trademarks, copyrights, trade secrets or other proprietary rights for any reason, our brand and reputation could be impaired or diluted, and we may lose customers.

The Company may have disputes with, or be sued by, third parties for infringement or misappropriation of their proprietary rights, which could have a negative impact on our business.

Other parties may assert claims with respect to patent, trademark, copyright or other intellectual property rights that are important to our business, such as our Dover Saddlery, Smith Brothers and The Source trademarks. Other parties might seek to block the use of, or seek monetary damages or other remedies for the prior use of, our intellectual property or the sale of our products as a violation of their trademark, patent or other proprietary rights. Defending any claims, even claims without merit, could be time-consuming, result in costly settlements, litigation or restrictions on our business and could damage our reputation.

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

Part of the Company’s marketing and advertising strategy focuses on allowing customers to return products ordered from our catalogs or retail stores at any time if they are not satisfied and obtain a refund of the purchase price. As we expand our sales, our return rates may not remain within our historically low levels and could significantly impair our profitability.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company currently leases an approximately 100,000 square foot facility in Littleton, MA for the corporate headquarters, main call center, warehouse, and fulfillment center. The Company uses approximately 92,000 square feet for warehouse space and the remaining space is used as office space. The Littleton lease was amended October 1, 2010 and expires September 30, 2020. We have one five-year option to renew thereafter.

The Company leases approximately 2,000 square feet of space in North Conway, NH for use as a satellite call center and for our creative design offices. We lease approximately 5,100 square feet of space in Denton, TX for use as a satellite call center and additional offices.

As of December 31, 2011, the Company leased approximately 132,000 square feet of space for our fifteen retail stores located in Massachusetts (1), Virginia (3), New Hampshire (1), Maryland (2), Delaware (1), Texas (2), New Jersey (1), Georgia (1), Colorado (1), Illinois (1) and Rhode Island (1).

Item 3. Legal Proceedings.

From time to time, the Company is exposed to litigation relating to our products and operations. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material, adverse affect on our financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

The Company’s common stock trades on The NASDAQ Stock Market LLC under the symbol “DOVR”. As of March 5, 2012, the record date for our 2012 Annual Meeting of Stockholders, the number of holders of record of our common stock was 28 and the approximate number of beneficial owners was 976.

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock for each full quarterly period within the two most recent fiscal years, as reported on the NASDAQ Stock Market LLC:

	High	Low
Fiscal Year Ended December 31, 2011
First Quarter	$4.56	$2.64
Second Quarter	$5.80	$4.25
Third Quarter	$4.77	$3.15
Fourth Quarter	$4.00	$3.32

	High	Low
Fiscal Year Ended December 31, 2010
First Quarter	$4.25	$2.27
Second Quarter	$4.88	$2.76
Third Quarter	$3.13	$2.47
Fourth Quarter	$3.33	$2.60

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

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities.

The Company did not issue or sell any equity securities in the twelve months ended December 31, 2011, other than (as previously reported) as the result of exercise in January, September and November 2011 of certain vested stock options, resulting in $15,527, $4,333 and $63,446, respectively, of proceeds, which the Company applied in full for general working capital purposes during the three months ended March 31, 2011, September 30, 2011 and December 31, 2011.

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

For history of the Company’s debt and equity financing activity prior to January 1, 2011, see Part II, Item 5 of the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2010, as filed with the SEC on March 31, 2011.

Issuer Purchases of Equity Securities

During the fiscal year ended December 31, 2011, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers” of shares of our common stock.

Item 6. Selected Financial Data

Not Applicable to Smaller Reporting Company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report on Form 10-K, including the following discussion, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words “projected”, “anticipated”, “planned”, “expected”, and similar expressions are intended to identify forward-looking statements. In particular, statements regarding a rebounding economy, retail store expansion and business growth are forward-looking statements. Forward-looking statements are not guarantees of our future financial performance, and undue reliance should not be placed on them; our actual results, performance or achievements may differ significantly from the results, performance and achievements discussed in or implied by the forward-looking statements. Factors that could cause such a difference include material changes to Dover Saddlery, Inc.’s business or prospects, in consumer spending, fashion trends or consumer preferences, or in general political, economic, business or capital market conditions and other risks and uncertainties, including but not limited to the other factors that are detailed in “Item 1A. Risk Factors.” We disclaim any intent or obligation to update any forward-looking statements.

Overview

The Company is the leading, specialty retailer and the largest multi-channel marketer of equestrian products in the U.S. For over 35 years, Dover Saddlery has been a premier upscale marketing brand in the English-style riding industry. We sell our products through a multi-channel strategy. This multi-channel strategy has allowed us to use catalogs and our proprietary database of over two million names of equestrian enthusiasts as a primary marketing tool to increase catalog sales and to drive additional business to our e-commerce websites and retail stores.

In November of 2005, Dover Saddlery was taken public using the Open IPO ® process. The proceeds of that offering were used to retire debt and launch our retail rollout.

The Company’s strategy for growth has been to open additional retail stores using the proprietary, mathematical, store optimization model to select the sites. Our initial target of opening 50 retail locations in addition to the 3 stores operating at the IPO, is now 23% complete, with 12 new locations since our IPO. For 2012 through 2015, the Company estimates that it could open on average four stores annually from cash flow and borrowing under its line of credit from its bank and may proceed under that plan if and as the economy improves. In order to open more than four stores per year, the Company may need to raise additional debt and/or equity capital. Depending on the store size in terms of area, the local lease and construction rates which vary widely across the country, the Company estimates that it would need to invest between $700,000 to $1,200,000 to pay for fixtures, equipment, leasehold improvements, inventory and pre-opening expenses for each store opened. The Company makes no representation that it will open any new stores in the next few years or what each store shall cost to open.

The recovery in 2010 and 2011 from the recession that ended in 2009 has been uneven and slow and created a difficult operating environment for our industry as a result of numerous external factors that led to all time historical lows in consumer confidence which resulted in a contraction in specialty retail consumer spending. In 2011, our prior investment in our retail expansion and the opening of two additional retail stores generated a 17.1% increase in retail market channel revenues, to partially offset the economic drop in direct channel revenues, resulting in $80.8 million in total revenues. Although our overall sales increased over 2010, increased expenses in marketing, generated an Adjusted EBITDA* of $4.8 million, a decrease of 7.3% over the 2010 results. The resulting net income was $1,724,000, or $0.31 per diluted share. The Company utilized the resulting operating cash flow to fund inventory growth, strengthen our balance sheet, open two additional retail stores and places the Company in a strategic position for further growth as the retail economy improves.

In 2010 the Company developed several short-term strategies to maintain or expand market share, reduce operating costs and reduce capital expenditures, which included the suspension of new store openings. In 2011, our retail expansion was resumed but on a conservative basis by opening just two stores and we will be extremely opportunistic in negotiating existing and potentially new leases. Management believes new retail space lease costs should show a total decline resulting in enhanced store profitability for new stores opened with a lower lease cost.

The Company believes that the following strategic actions, initiated in 2009 and continuing as appropriate into 2011, allowed it to successfully weather the recent recession and generate positive growth in sales and earnings as consumer confidence improved and the economy turned around. These are:

•	Cost control particularly in the area of targeted marketing, direct labor in the warehouse call center and retail stores, and management salaries.

•	Reduction in capital expenditures by curtailing store expansion and being extremely opportunistic in present and future lease negotiations.

•

Careful monitoring of same store sales growth and direct marketing response rates in order to determine when the Company’s customers have returned to normal spending behavior, which will allow Dover to increase its marketing activities.

•	Slowly re-launching our retail store expansion strategy by opening two additional stores in 2011.

In this time of economic uncertainty, it is very difficult to accurately predict economic trends; however, improving economic indicators such as falling unemployment rates and expanding GDP and increased buying from our customer base, gives us the confidence to be more aggressive in our store expansion strategy in 2012.

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

Consolidated Performance and Trends

The Company reported consolidated net income for the year ended December 31, 2011 of $1,724,000 or $0.31 per diluted share. This is compared to net income of $2,045,000 or $0.38 per diluted share for the corresponding period in 2010.

The 2011 results reflect our continuing efforts to execute our growth strategy in the retail market channel where revenues increased 17.1% to $30.5 million for the year ended 2011. This trend of increased revenue in the retail market channel may be slowed or eroded by delays in the execution of our new store expansion strategy, constraints in available capital, and interim declines in consumer demand at our retail stores impacted by lingering effects of the recent global financial and credit crisis. The Company responds to fluctuations in revenues primarily by delaying the opening of new stores, adjusting marketing efforts and operations to support our retail stores and managing costs. The success of our new store growth plan is dependent upon the response of our customers to these marketing strategies and evolving market conditions. Our direct market channel revenues decreased 3.5%, to $50.3 million for the year ended 2011, due to reduced consumer spending and a shift by some consumers to shop more in stores. We respond to fluctuations in our direct customers’ response by adjusting the quantities of catalogs mailed and other Internet marketing and customer-related strategies and tactics in order to maximize revenues and manage costs.

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

In 2011, approximately 62.3% of our revenues were generated by our direct market channel and 37.7% were generated by our fifteen retail stores, which increased from the 33.3% of retail sales in 2010, due primarily from gains achieved from strong sales growth from our newer stores as they mature and two additional retail stores and promotions. All revenues are recorded net of product returns.

Revenues from our product sales are seasonal. In addition, our revenues can be affected by the timing of our catalog mailings. In 2011, 29.4% of our annual revenues were generated in the fourth quarter.

Cost of Revenues

The most significant components of the Company’s cost of revenues are product, purchasing, handling and transportation costs to obtain the products and ship them to our customers and stores. We manage our integrated merchandising efforts by forming positive relationships with over 500 suppliers to ensure competitive costs and the most up-to-date and complete product offering for our customers. We have implemented procedures to promote labor efficiencies in the handling of our products. In addition, we work closely with transportation companies in negotiating competitive rate structures to minimize our freight costs.

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

Selling, General and Administrative Expenses

The Company’s selling, general and administrative expenses consist primarily of:

•	advertising, marketing and other brand-building costs, primarily associated with developing, printing and distributing our catalogs and purchasing internet advertising;

•	labor and related costs for order processing, and salaries and related costs for marketing, creative, administrative and executive personnel;

•	infrastructure costs, insurance, utilities and information system costs;

•	credit card processing fees;

•	occupancy and other overhead costs;

•	store pre-opening costs;

•	public company, professional fees and other legal, accounting and related costs; and

•	non-cash, stock-based compensation, depreciation and amortization.

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

Fiscal Periods

Our fiscal year ends on December 31, and our fiscal quarters end on March 31, June 30, September 30 and December 31.

Results of Operations

The following table sets forth results of operations for the periods shown (dollars in thousands):

	2011	2010
Revenues, net — direct	$50,334	$52,140
Revenues, net — retail stores	30,497	26,050

Revenues, net — total	80,831	78,190
Cost of revenues	49,836	48,491

Gross profit	30,995	29,699
Selling, general and administrative expenses	27,219	25,483

Income from operations	3,776	4,216
Interest expense, financing and other related costs, net	728	1,030
Other investment (income) loss, net	18	(314)

Income before income tax provision	3,030	3,500
Provision for income taxes	1,306	1,455

Net income	$1,724	$2,045

Other Operating Data:
Number of retail stores (1)	15	13
Capital expenditures	1,384	306
Cash flows (used in) provided by operating activities	(1,453)	3,699
Cash flows (used in) provided by investing activities	(1,420)	14
Cash flows (used in) provided by financing activities	2,441	(3,700)
Gross profit margin	38.3%	38.0%
Adjusted EBITDA(2)	4,770	5,143
Adjusted EBITDA margin(2)	5.9%	6.6%

(1)	Includes fourteen Dover-branded stores and one Smith Brothers store. The Parker, CO Dover-branded store opened in Q2 of 2011and the Libertyville, IL store opened in Q4 of 2011.

(2)	When we use the term “Adjusted EBITDA”, we are referring to net income minus interest income and other income plus interest expense, income taxes, non-cash stock-based compensation, depreciation, amortization and other investment (income) loss, net. We present Adjusted EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

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

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table reconciles net income to Adjusted EBITDA (in thousands):

	Year Ended December 31
	2011	2010

Net income	$1,724	$2,045
Depreciation	747	731
Amortization of intangible assets	5	6
Stock-based compensation	242	190
Interest expense, financing and other related costs, net	728	1,030
Other investment (income) loss	18	(314)
Provision for income taxes	1,306	1,455

Adjusted EBITDA	$4,770	$5,143

Adjusted EBITDA margin as a % of Net Revenue	5.9%	6.6%

The following table sets forth our results of operations as a percentage of revenues for the periods shown (1):

	Year Ended December 31
	2011	2010
Revenues, net — direct	62.3%	66.7%
Revenues, net — retail stores	37.7	33.3
Revenues, net — total	100.0	100.0
Cost of revenues	61.7	62.0
Gross profit	38.3	38.0
Selling, general and administrative expenses	33.7	32.6
Income from operations	4.7	5.4
Interest expense, financing and other related costs, net	0.9	1.3
Other investment (income) loss	0.0	(0.4)
Income before income tax provision	3.7	4.5
Provision for income taxes	1.6	1.9
Net income	2.1%	2.6%

(1)	Some of these amounts may not sum properly due to rounding.

Comparison of Years Ended December 31, 2011 and 2010

Revenues

Total revenues increased $2.6 million, or 3.4%, to $80.8 million for the year ended December 31, 2011 from $78.2 million for the year ended December 31, 2010. Revenues in our direct market channel decreased $1.8 million, or 3.5%, to $50.3 million from $52.1 million in the corresponding period in 2010. Revenues in our retail market channel increased $4.4 million, or 17.1%, to $30.5 million from $26.0 million in 2010. The decrease in our direct market channel was due to weakness in consumer spending in this channel and a shift from direct to retail for some of their purchases. The increase in revenues from our retail market channel was due to strong sales growth from our newer stores as they mature, two additional retail stores and promotions. Same store sales for the year increased 10.8% over the prior year.

Gross Profit

Gross profit for the year ended December 31, 2011 increased $1.3 million, or 4.4%, to $31.0 million from $29.7 million for the corresponding period in 2010. Gross profit, as a percentage of revenues, for the year ended December 31, 2011 increased 0.3% to 38.3% from 38.0% for the corresponding period in 2010. The increase in gross profit of $1.3 million was attributable to increased revenues in the retail channel and improved product margins. The increase in gross profit as a percentage of revenues was attributable to variations in our overall product mix and pricing.

Selling, General and Administrative

Selling, general and administrative expenses increased $1.7 million, or 6.8%, for the year ended December 31, 2011 to $27.2 million from $25.5 million for the corresponding period in 2010. Increased marketing costs of $837,000 and labor costs of $526,000 were the primary causes for this increase in SG&A expenses. SG&A expenses, as a percentage of revenues, increased to 33.7% of revenues from 32.6% of revenues for the corresponding period in 2010 due to increased marketing and labor costs.

Interest Expense

Interest expense, including amortization of financing costs, attributed primarily to our term note and revolving credit facility decreased $303,000 or 29.4% to $727,000 for the year ended December 31, 2011. In the first quarter of 2011, there was an increase of $120,000 which was primarily attributed to expensing unamortized, deferred financing costs and the debt discount upon the refinancing of the senior subordinated notes on March 28, 2011. This increase was offset by $423,000 in lower interest expense in the second, third and fourth quarters of 2011 on the new term note as compared to the interest paid in the second, third and fourth quarters of 2010 on the retired subordinated notes.

Other Investment (Income) Loss, net

Net (income) loss from investment activities consists of the Company’s share of net earnings or loss of its affiliate as they occur. The Company’s net investment loss for the year ended December 31, 2011 was $18,000, a decrease of $332,000 over its net investment income of $314,000 in 2010. The Company’s investment income from investment activities are related to our investments in Hobby Horse Clothing Company, Inc. (“HH”) and Horsepharm, LLC. The Company’s share of HH’s net income in 2010 included the non-recurring gain of $402,000 on the proceeds from a life insurance settlement contract on a former officer of HH.

Income Tax Provision

The provision for income taxes was $1.3 million for the year ended December 31, 2011, reflecting an effective tax rate of 43%, compared to $1.5 million for the corresponding period in 2010, reflecting an effective tax rate of 41%. The effective tax rates were based upon management’s best estimates of the estimated effective rates for each entire year.

Net Income

The net income for the year ended December 31, 2011 decreased $320,000 or 15.7%, to $1,724,000 from $2,045,000 for the corresponding period in 2010. This decrease in profitability of $320,000 was due primarily to increased SG&A expenses related to marketing and labor costs that increased at a higher pace than revenue and decreased investment income from Hobby Horse due to the non-recurring gain on the proceeds from a life insurance settlement contract in 2010, which was offset by lower interest expense due to the refinancing of our senior subordinated debt in March 2011. In addition, weaker than expected direct sales reduced the gross margin contribution. The resulting income per diluted share decreased to $0.31 for the year ended December 31, 2011 as compared to $0.38 for the corresponding period in 2010.

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

Liquidity and Capital Resources

For the year ended December 31 2011, our cash decreased by $432,000. Cash was utilized primarily for seasonal working capital requirements and store expansion. The source for cash generated related to increased balances in our credit facility and net income. On March 28, 2011 the Company amended its line of credit facility with the bank with the potential to increase the available credit from $13,000,000 up to $20,000,000 at the bank’s discretion. On March 28, 2011 the Company also refinanced the $5,000,000 Senior Subordinated Notes plus deferred interest from proceeds of a $5,500,000 term note facility from the bank at a reduced interest rate. The Company was in compliance with all covenants under both credit facilities as of December 31, 2011.

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

Operating Activities

Cash utilized by our operating activities for the year ended December 31, 2011 was $1.5 million compared to cash provided by operating activities of $3.7 million for the corresponding period in 2010. For the year ended December 31, 2011, cash outflows consisted primarily of an increase in inventory of $3.5 million, payment of deferred finance of $0.4 million, reduction in accounts receivable of $0.3 million, reduction in prepaid expenses of $0.3 million, reduction in deferred taxes of $0.2 million and reductions in income taxes payable of $0.1 million. Cash inflows were attributable to the results of operations which consisted of net income, non-cash expenses of depreciation, amortization, non-cash interest, accrued expenses, stock based compensation and other expenses, which totaled $3.3 million. For the year ended December 31, 2010, cash outflows consisted primarily of an increase in inventory of $0.6 million, reduction in non-cash investment income of $0.3 million, reduction in deferred taxes of $0.3 million and reductions in accounts payable of $0.2 million. Cash inflows were attributable to the results of operations which consisted of net income, non-cash expenses of depreciation, amortization, non-cash interest, accruals, prepaid assets, accounts receivable and other expenses, which totaled $5.1 million.

Investing Activities

Cash utilized from our investing activities was $1.4 million for the year ended December 31, 2011 compared to cash generated of $14,000 for the corresponding period in 2010. The increased investing activities included two retail store openings and improvements in 2011. Investing activities in 2010 included retail store renovation costs, a dividend from the Hobby Horse investment and an investment in the Company’s joint venture with HorsePharm.

Financing Activities

Net cash provided by our financing activities was $2.4 million for the year ended December 31, 2011. We funded our seasonal operating activities and store expansions with net borrowings of $1.0 million under our revolving credit facility, increased outstanding checks of $1.0 million and repayment of our subordinated note of $5.0 million and new borrowings under a term note for $5.5 million. For the year ended December 31, 2010, net cash used in our financing activities was $3.7 million. We reduced our revolving credit facility by $3.0 million and our outstanding checks were $0.6 million for the year ended December 31, 2010.

Revolving Credit Facility

On March 28, 2011, the Company and the bank amended the revolving line of credit agreement in connection with the refinancing of the $5,000,000 senior subordinated notes. Under the amended revolving line of credit, the Company can borrow up to $13,000,000, of which up to $1,000,000 can be in the form of letters of credit, and increase this amount up to $20,000,000 at the discretion of the bank. Any outstanding balances borrowed under the credit facility are due April 30, 2013. The credit facility bears interest at the base rate, announced from time to time by the bank, plus an applicable margin determined by the Company’s funded debt ratio. As of December 31, 2011, the LIBOR rate (base rate) was 0.29% plus the applicable margin of 2.20%. Interest is payable monthly. At its option, the Company may have all or a portion of the unpaid principal under the credit facility bear interest at various LIBOR or prime rate options.

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

Under the terms of this credit facility, the Company is subject to various covenants. At December 31, 2011, the Company was in compliance with all of the covenants under the credit facility.

Term Notes, Senior Subordinated Notes Payable and Warrants

On March 28, 2011, the Company borrowed $5,500,000 in the form of a 7-year term note from the bank to refinance the $5,000,000 senior subordinated notes and deferred interest on those notes. The initial floating rate interest on the $1,600,000 of principal (the variable interest rate portion of the term note) was 5.4% consisting of a 1.0% LIBOR floor plus a 4.4% margin. The initial floating rate interest on the $3,900,000 of principal (fixed portion of the term note with the interest rate swap discussed below) was LIBOR plus 4.4%. On April 1, 2011, the Company entered into an interest rate swap contract to fix the interest rate at 7.4% on $3,900,000 of the term note principal. The remaining $1,600,000 of the principal bears interest at a floating rate based on a base rate, with a minimum of 1.0% as announced from time to time by the bank, plus a 4.4% margin. As of December 31, 2011, the LIBOR rate (base rate) was 0.29%. Interest is payable monthly. The Company is obligated to repay $786,000 of principal annually commencing in April 2013 and extending to March 2018. The Company is further obligated to accelerate repayment of up to $1,600,000 in principal in the event it has excess cash flow determined by a cash flow recapture formula. All assets of the Company collateralize the term note facility. Under the terms of the term note facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios, maximum debt to tangible net worth ratios, minimum fixed charge ratios, minimum current asset ratios, and maximum capital expenditures. The Company has realized significant interest savings as a result of refinancing the senior subordinated notes.

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

Working Capital and Capital Expenditure Needs

The Company believes our existing cash, cash equivalents, expected cash to be provided by our operating activities, and funds available through our revolving credit facility will be sufficient to meet our currently planned working capital and capital expenditure needs over at least the next twelve months. We anticipate increasing capital expenditures by adding stores in 2012 and beyond. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the increase in the number of our retail stores, the acquisition of new capabilities or technologies and the continuing market acceptance of our products. To the extent that existing cash, cash equivalents, cash from operations and cash from our revolving credit facility under the conditions and covenants of our credit facilities are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, businesses, services or technologies which we anticipate would require us to seek additional equity or debt financing, we may enter into these types of arrangements in the future. There is no assurance that additional funds would be available on terms favorable to us or at all. Funds from our revolving credit facility may not be available if we fail to meet the financial covenants contained in the loan agreements with our lender. At December 31, 2011, the Company was in compliance with all of its covenants under the credit facility.

Off-Balance Sheet Arrangement

As of December 31, 2011, we had no off-balance sheet arrangements as defined in Item 303(a) (4) of the Securities and Exchange Commission’s Regulation S-K.

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

Revenue Recognition

Revenues are recognized when payment is reasonably assured, the product is shipped and title and risk of loss have transferred to the customer. For direct merchandise sales, this occurs when product is delivered to the common carrier at the Company’s warehouse. For retail sales, this occurs at the point of sale. For the periods presented, merchandise returns have been consistent; resulting in reserves of $877,000 and $869,000 for the years ended December 31, 2011 and 2010, respectively. We do not anticipate changes to the future trends of our merchandise returns.

Shipping and handling fees charged to the customer are recognized at the time the products are shipped to the customer and are included in net revenues. Shipping costs are included in cost of goods sold.

Inventory Valuation

Inventory consists of finished goods in the Company’s mail-order warehouse and retail stores. The Company’s inventory is stated at the lower of cost, with cost determined by the first-in, first-out (FIFO) method, or net realizable value. The Company maintains a reserve for excess and obsolete inventory. This reserve was $120,000 and $95,000 for the years ended December 31, 2011 and 2010, respectively. The Company continuously monitors the salability of its inventories to ensure adequate valuation of the related merchandise. Inventory valuation charges have remained consistent throughout each period presented.

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

The Company has reviewed its tax positions to determine whether the positions are more likely than not to be sustained upon examination by regulatory authorities. If a tax position meets the more-likely-than-not standard, then the related tax benefit is measured based on a cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement or disposition of the underlying issue. At December 31, 2011 and 2010 the Company’s tax liability was $33,000 for unrecognized tax benefits.

Stock-based Compensation

The Company accounts for share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the statements of income and comprehensive income based on their fair values. Refer to Note 7 for further discussion of stock-based compensation recognized for periods presented.

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to discounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company does not believe that any of our long-lived assets were impaired as of December 31, 2011 and 2010.

Recent Accounting Pronouncements

ASU 2011-05, Presentation of Comprehensive Income, amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now requires entities to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. The components of OCI have not changed, nor has the guidance on when OCI items are reclassified to net income; however, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income. For public entities, the amendments in the ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2011. The amended guidance must be applied retrospectively and early adoption is permitted. The Company adopted this disclosure guidance as of December 31, 2011. The Company recognized no elements of OCI prior to the year ending December 31, 2011.

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

Interest Rate Sensitivity

The Company had cash and cash equivalents totaling $0.3 million at December 31, 2011. The unrestricted cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. We intend to maintain our portfolio of cash equivalents, including money market funds and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. As of December 31, 2011, all of our investments were held in money market funds.

The Company’s exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay our outstanding debt instruments, primarily certain borrowings under our revolving credit facility and on the $1,600,000 of the term notes that bear interest at a floating rate. The advances under this revolving credit facility and the $1,600,000 of principal of the term note bear a variable rate of interest determined as a function of the prime rate or the published LIBOR rate at the time of the borrowing. If interest rates were to increase by two percent, the additional interest expense during the year ended December 31, 2011 would have been approximately $52,000. At December 31, 2011, $987,000 was outstanding under our revolving credit facility.

The Company uses an interest rate swap contract as a cash flow hedge to eliminate the cash flow exposure of interest rate movements on variable rate debt. The Company’s term note is a variable rate instrument. On April 1, 2011 the Company entered into a 7-year interest rate swap contract on the notional value of $3,900,000 of the term note which requires payment of a fixed interest rate of interest (7.4%) and the receipt of a variable rate of interest, based on one month LIBOR rate, on the $3,900,000.

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

DOVER SADDLERY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Dover Saddlery, Inc.

Littleton, Massachusetts

We have audited the accompanying consolidated balance sheets of Dover Saddlery, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dover Saddlery, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP.

Boston, Massachusetts

March 29, 2012

DOVER SADDLERY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$313,109	$745,225
Accounts receivable	811,255	533,331
Inventory	19,383,309	15,868,549
Prepaid catalog costs	1,272,854	930,285
Prepaid expenses and other current assets	895,763	900,735
Deferred income taxes	261,200	105,400

Total current assets	22,937,490	19,083,525
Furniture and fixtures	1,376,941	1,215,829
Office and other equipment	2,324,397	2,174,816
Leasehold improvements	6,151,129	5,073,318

Total property and equipment	9,852,467	8,463,963
Less accumulated depreciation and amortization	(6,185,214)	(5,438,483)

Net property and equipment	3,667,253	3,025,480

Other assets:
Deferred income taxes	1,017,663	848,000
Intangibles and other assets, net	570,733	592,434

Total other assets	1,588,436	1,440,434

Total assets	$28,193,179	$23,549,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations and outstanding checks	$1,099,795	$97,035
Accounts payable	2,201,144	2,072,665
Accrued expenses and other current liabilities	5,741,360	5,425,466
Income taxes payable	308,289	414,175

Total current liabilities	9,350,588	8,009,341

Long-term liabilities:
Revolving line of credit	986,701	—
Term notes	5,500,000	—
Subordinated notes payable, net	—	5,293,477
Capital lease obligations, net of current portion	16,301	88,807
Interest rate swap contract	321,879	—

Total long-term liabilities	6,824,881	5,382,284

Stockholders’ equity:
Common Stock, par value $0.0001 per share; 15,000,000 shares authorized; 5,332,738 and 5,277,161 issued and outstanding as of December 31, 2011 and 2010, respectively	536	528
Additional paid in capital	45,716,255	45,390,981
Treasury stock, 795,865 shares at cost	(6,081,986)	(6,081,986)
Accumulated other comprehensive loss	(189,916)	—
Accumulated deficit	(27,427,179)	(29,151,709)

Total stockholders’ equity	12,017,710	10,157,814

Total liabilities and stockholders’ equity	$28,193,179	$23,549,439

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2011	2010
Revenues, net	$80,831,561	$78,190,283
Cost of revenues	49,835,837	48,491,381

Gross profit	30,995,724	29,698,902
Selling, general, and administrative	27,219,280	25,482,680

Income from operations	3,776,444	4,216,222
Interest expense, financing and other related costs, net	727,738	1,030,303
Other investment (income) loss, net	17,897	(313,818)

Income before income tax provision	3,030,809	3,499,737
Provision for income taxes	1,306,279	1,454,800

Net income	$1,724,530	$2,044,937

Net income per share
Basic	$0.33	$0.39

Diluted	$0.31	$0.38

Number of shares used in per share calculation
Basic	5,292,702	5,271,598
Diluted	5,482,045	5,399,482

DOVER SADDLERY, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2011	2010
Net income	$1,724,530	$2,044,937

Other comprehensive loss:
Change in fair value of interest rate swap contract, net of tax	189,916	—

Total comprehensive income	$1,534,614	$2,044,937

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock			Treasury Stock		Accumulated Other
	Number of Shares	Par Value	Additional Paid in Capital	Number of Shares	Redemption Value	Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2009	5,263,975	$526	$45,180,863	795,865	$(6,081,986)	$0	$(31,196,646)	$7,902,757

Stock based compensation			190,396					190,396
Issuance of Common Stock Upon Exercise of Stock Options	13,186	2	19,722					19,724
Net income							2,044,937	2,044,937

Balance at December 31, 2010	5,277,161	528	45,390,981	795,865	(6,081,986)	0	(29,151,709)	10,157,814

Stock based compensation			241,969					241,969

Issuance of Common Stock Upon Exercise of Stock Options	55,577	8	83,305					83,313
Change of fair value of interest rate swap contract, net of tax						(189,916)		(189,916)
Net income							1,724,530	1,724,530

Balance at December 31, 2011	5,332,738	$536	$45,716,255	795,865	$(6,081,986)	$(189,916)	$(27,427,179)	$12,017,710

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2011	2010
Operating activities:
Net income	$1,724,530	$2,044,937
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	751,923	736,993
Deferred income taxes	(193,500)	(266,400)
Loss (income) from investment in affiliates, net	17,896	(313,818)
Stock-based compensation	241,969	190,396
Non-cash interest expense	218,991	293,733
Payment of deferred interest	(422,934)	—
Changes in current assets and liabilities:
Accounts receivable	(277,924)	293,900
Inventory	(3,514,760)	(567,567)
Prepaid catalog costs, prepaid expenses and other current assets	(337,597)	113,338
Accounts payable	128,479	(232,492)
Accrued expenses and other current liabilities and income taxes payable	210,008	1,406,050

Net cash provided by (used in) operating activities	(1,452,919)	3,699,070
Investing activities:
Purchases of property and equipment	(1,383,541)	(306,113)
Distributions from investment in affiliate	—	330,000
Investment in affiliate	—	(60,000)
Change in other assets	(36,712)	50,000

Net cash provided by (used in) investing activities	(1,420,253)	13,887
Financing activities:
Borrowings under revolving line of credit	18,714,313	10,841,000
Borrowings under term note	5,500,000	—
Payments under revolving line of credit	(17,727,612)	(13,841,000)
Repayment of subordinated note	(5,000,000)	—
Payment of commitment fee	(54,250)	(12,000)
Change in outstanding checks	1,019,979	(588,768)
Payments on capital leases	(94,687)	(118,568)
Cash proceeds from exercise of stock options	83,313	19,724

Net cash provided by (used in) financing activities	2,441,056	(3,699,612)

Net increase (decrease) in cash and cash equivalents	$(432,116)	$13,345

Cash and cash equivalents at beginning of period	$745,225	$731,880

Cash and cash equivalents at end of period	$313,109	$745,225

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$956,982	$738,514
Income taxes	$1,616,756	$1,657,275
Supplemental disclosure of non-cash financing activities
Equipment acquired under capital leases	$4,963	$84,796
Change in fair value of interest rate swap contract	$321,879	$—

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Operations and Organization

Dover Saddlery, Inc., a Delaware corporation (the “Company”), is a leading specialty retailer and the largest multi-channel marketer of equestrian products in the United States. The Company sells products through a multi-channel strategy, including direct and retail, with stores located in Massachusetts, New Hampshire, Delaware, Texas, Virginia, Maryland, New Jersey, Georgia, Colorado, Illinois and Rhode Island. The Company provides a complete line of products, as well as specially developed, private label offerings from its direct marketing headquarters, warehouse, and call center facility in Littleton, Massachusetts.

The accompanying consolidated financial statements comprise those of the Company, investment in affiliates and its wholly-owned subsidiaries, Dover Saddlery, Inc., a Massachusetts corporation, Smith Brothers, Inc., a Texas corporation, Dover Saddlery Retail, Inc., a Massachusetts corporation, Old Dominion Enterprises, Inc., a Virginia corporation, and Dover Saddlery Direct, Inc., a Massachusetts corporation. All inter-company accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain accounting policies described in this note and elsewhere in the accompanying notes to the consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The following table presents certain selected operating data from both the direct and retail market channels (dollars in thousands):

	Year Ended December 31
	2011	2010
Revenues, net—direct	$50,334	$52,140
Revenues, net—retail	30,497	26,050

Revenues, net—Total	$80,831	$78,190

Revenue Recognition

Revenues from merchandise sales, including shipping and handling, are recognized when payment is reasonably assured, the product is shipped and title and risk of loss have transferred to the customer. For direct sales, this occurs when product is delivered to the common carrier at the Company’s warehouse. For retail sales, this occurs at the point of sale. Revenues are recorded net of local sales tax collected. At the time of recognition, the Company provides a reserve for estimated merchandise returns. The reserve, which is based on prior return experience, is recorded in accrued expenses and other current liabilities (see Note 9).

Shipping and Handling Costs

The Company has classified amounts billed to customers for shipping and handling as revenue, and shipping and handling costs as cost of revenues in the accompanying consolidated statements of income and comprehensive income.

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

The Company provides for depreciation of assets recorded, including those under capitalized leases, using the straight-line method by charges to operations in amounts that allocate the cost of the assets over their estimated useful lives as follows:

Asset Classification	Estimated Useful Life
Office, software and other equipment	3-7 years
Furniture and fixtures	7 years
Leasehold improvements	Shorter of the estimated life or lease term

Depreciation of property and equipment was approximately $747,000 and $731,000 for the years ended December 31, 2011 and 2010, respectively.

Inventory

Inventory consists of prepaid, finished goods in the Company’s mail-order warehouse and retail stores. The Company’s inventories are stated at the lower of cost (determined by the first-in, first-out method), or net realizable value. The Company maintains a reserve for excess and obsolete inventory. This reserve as of December 31, 2011 and 2010 was $120,000 and $95,000, respectively. The Company continuously monitors the salability of its inventories to ensure adequate valuation of the related merchandise.

Advertising

The Company capitalizes costs related to its direct mail advertising and recognizes these deferred costs over the period of expected future revenue, which is typically less than one year. Deferred costs as of December 31, 2011 and 2010 were $1,272,854 and $930,285, respectively. The combined marketing and advertising costs charged to selling, general, and administrative expenses for the years ended December 31, 2011 and 2010, were approximately $8,194,000 and $7,426,000, respectively.

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

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, line of credit advances, capital leases and notes payable. The carrying value of cash and cash equivalents, accounts receivable, and accounts payable reflects fair value due to their short-term nature. The carrying value of the line of credit reflects fair value due to its re-pricing to variable interest rates daily. The carrying value of the term note approximates the fair value as of December 31, 2011 as the interest rate is floating on $1,600,000 of the principal, and for the fixed interest rate portion on $3,900,000 of the principal we have determined that the interest rate swap is effective.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s only item of other comprehensive income (loss), other than reported net income, was the change in fair value of an interest rate swap. The other comprehensive loss, net of taxes, for the year ended December 31, 2011 was $189,916; there was no other comprehensive loss to be recorded during the same period in 2010.

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

The Company has reviewed its tax positions to determine whether the positions are more likely than not to be sustained upon examination by regulatory authorities. If a tax position meets the more-likely-than-not standard, then the related tax benefit is measured based on a cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement or disposition of the underlying issue. At December 31, 2011 and 2010 the Company’s tax liability was $33,000 for unrecognized tax benefits.

The Company records interest and penalties related to income taxes as a component of provision for income taxes. The Company recognized nominal interest and penalty expense for the years ended December 31, 2011 and 2010.

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

A reconciliation of the number of shares used in the calculation of basic and diluted net income per share is as follows:

	Year Ended December 31
	2011	2010
Basic weighted average common shares outstanding	5,293,000	5,271,000
Add: Dilutive effect of assumed stock option and warrant exercises	189,000	128,000

Diluted weighted average commons shares outstanding	5,482,000	5,399,000

In 2011 and 2010, approximately 369,000 options and 777,000 options, respectively, to acquire common stock were excluded from the diluted weighted average shares calculation as the effect of such options is anti-dilutive.

Stock-based Compensation

The Company accounts for share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated statements of income and comprehensive income based on their fair values and related requisite service periods. Refer to Note 7 for further discussion of stock-based compensation recognized for periods presented.

Recent Accounting Pronouncements

ASU 2011-05, Presentation of Comprehensive Income, amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now requires entities to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. The components of OCI have not changed, nor has the guidance on when OCI items are reclassified to net income; however, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income. For public entities, the amendments in the ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2011. The amended guidance must be applied retrospectively and early adoption is permitted. The Company adopted this disclosure guidance as of December 31, 2011. The Company recognized no elements of OCI prior to the year ending December 31, 2011.

3. Financing Agreements

Revolving Credit Facility

On March 28, 2011, the Company and its bank, RBS Citizens, N.A., amended the revolving line of credit agreement in connection with the refinancing of the $5,000,000 senior subordinated notes. Under the amended revolving line of credit, the Company can borrow up to $13,000,000, of which up to $1,000,000 can be in the form of letters of credit, and increase this amount up to $20,000,000 at the discretion of the bank. Any outstanding balances borrowed under the credit facility are due April 30, 2013. The credit facility bears interest at the base rate, announced from time to time by the bank, plus an applicable margin determined by the Company’s funded debt ratio. As of December 31, 2011, the LIBOR rate (base rate) was 0.29%, plus the applicable margin of 2.20%. Interest is payable monthly. At its option, the Company may have all or a portion of the unpaid principal under the credit facility bear interest at a base rate using either LIBOR or the prime rate.

The Company is obligated to pay commitment fees of 0.20% per annum on the average daily, unused amount of the line of credit during the preceding quarter. All assets of the Company collateralize the senior revolving credit facility. Under the terms of the credit facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios, maximum debt to tangible net worth ratios, minimum fixed charge ratios, current asset ratios, and maximum capital expenditures. At December 31, 2011, the Company was in compliance with all of the covenants under the revolving line of credit facility.

At December 31, 2011, the Company had the ability to borrow $13,000,000 on the revolving line of credit, subject to certain covenants, of which there was $987,000 outstanding, bearing interest at the net revolver rate of 2.49%. At December 31, 2010, the Company had no balance outstanding.

Term Notes, Senior Subordinated Notes Payable and Warrants

On March 28, 2011, the Company borrowed $5,500,000 in the form of a 7-year term note from the bank to refinance the $5,000,000 senior subordinated notes and deferred interest on those notes. The initial floating rate interest on the $1,600,000 of principal (the variable interest rate portion of the term note) was 5.4% consisting of a 1.0% LIBOR floor plus a 4.4% margin. The initial floating rate interest on the $3,900,000 of principal (fixed portion of the term note with the interest rate swap discussed below) was LIBOR plus 4.4%. On April 1, 2011, the Company entered into an interest rate swap contract to fix the interest rate at 7.4% on $3,900,000 of the term note principal. The remaining $1,600,000 of the principal bears a floating rate based on a base rate, with a minimum of 1.0% as announced from time to time by the bank, plus a 4.4% margin. As of December 31, 2011, the LIBOR rate (base rate) was 0.29%. The combined interest rate of 1.0% and 4.4% resulted in a total interest rate of 5.4% at December 31, 2011. Interest is payable monthly. The Company is obligated to repay $786,000 of principal annually commencing in April 2013 and extending to March 2018. The Company is further obligated to accelerate repayment of up to $1,600,000 in principal in the event it has excess cash flow determined by a cash flow recapture formula. All assets of the Company collateralize the term note facility. Under the terms of the term note facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios, maximum debt to tangible net worth ratios, minimum fixed charge ratios, current asset ratios, and maximum capital expenditures. At December 31, 2011, the Company was in compliance with all of the covenants under the term note facility.

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

As of December31, 2011, the $5,500,000 of term notes on the consolidated balance sheet, reflect the $5,500,000 face value. As of December 31, 2010, the net $5,293,477 subordinated notes, on the consolidated balance sheet, reflect the $5,000,000 face value, plus $397,947 in deferred interest less the remaining unamortized net discount of $104,470.

Debt Payments

The estimated aggregate principal payments under our combined financing agreements as of December 31, 2011 for each of the next five fiscal years are as follows:

Principal Debt Payments
2012	$—
2013	$589,500
2014	$786,000
2015	$786,000
2016	$786,000
Thereafter	$2,552,500

4. Investment in Affiliate

Investments are accounted for using the equity method of accounting if the investment provides the Company the ability to exercise significant influence, but not control, over an investee, as generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%. The Company records its investment in equity method investees meeting these characteristics as an asset, included in intangibles and other assets, net in the accompanying consolidated balance sheets.

Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or loss of the affiliate as they occur, rather than as dividends or other distributions are received, limited to the extent of the Company’s investment in, advances to, and commitments for the investee.

On April 11, 2008, the Company acquired 40% of the common stock of Hobby Horse Clothing Company, Inc. (“HH”), a privately held company, in exchange for 81,720 shares of unregistered Dover common stock. The Company accounts for this investment using the equity method. The total acquisition costs included $380,000 in common stock, as well as $33,300 in professional fees. Based on the purchase allocation, the total acquisition cost of $413,300 was allocated to the fair value of the Company’s share of net assets acquired, including approximately $138,000 of intangible assets, which represents the difference between the costs and underlying equity in HH’s net assets at the date of acquisition.

The Company’s equity share of HH’s net income, including the intangible asset customer list amortization (resulting from the purchase price allocation) is reflected as other investment (income) loss in the accompanying consolidated statements of income and comprehensive income. The Company recorded net loss of approximately $(7,000) for the year ending December 31, 2011 compared to a net gain recorded of $334,000 for the year ending December 31, 2010. The resulting carrying values at December 31, 2011 and 2010 were approximately $270,000 and $277,000, respectively, and are included in intangibles and other assets, net, in the accompanying consolidated balance sheets. In 2010, the investment income included a non-recurring gain of $402,000 recorded in June 2010 on its share of the proceeds from a life insurance settlement contract on a former officer of HH. The Company also received a cash dividend of $330,000 from HH during the quarter ended June 30, 2010, reducing the investment carrying value.

In May 2010, the Company launched a joint venture to provide equine pharmaceuticals to the equine marketplace. The venture, HorsePharm.com, LLC (“HP”), was established as a limited liability company, and Dover has a non-controlling interest of 50%. The Company accounts for this investment using the equity method. Thus, during the second quarter of 2010, Dover recorded its portion of the initial investment in HP of $60,000. For the year ending December 31, 2011 the Company recorded a net loss of approximately $(10,000) for its share of the joint venture’s operating results and a net loss of approximately $(20,000) for year ending December 31, 2010. The carrying values at December 31, 2011 and 2010 were approximately $30,000 and $40,000, respectively, which were included in intangibles and other assets, net, in the accompanying consolidated balance sheets. The operating agreement governing HP contains a buy/sell feature that can be exercised for a price established by the HP member who initiates the buy/sell feature. The HP member that receives the offer can elect to buy the other member’s interest or sell its interest at the offered price.

5. Commitments

The Company leases its facilities and certain fixed assets that may be purchased for a nominal amount on the expiration of the leases under non-cancelable operating and capital leases that extend through 2019. These leases, which may be renewed for periods ranging from one to five years, include fixed rental agreements as well as agreements with rent escalation clauses.

Property and equipment includes the following cost and related accumulated depreciation associated with equipment under capital lease:

	Year Ended December 31
	2011	2010
Office and equipment	$296,790	$291,832
Leasehold improvements	170,737	170,737

Total cost of property and equipment under capitalized lease	467,527	462,569
Less allowances for depreciation	(261,841)	(181,363)

Net book value of property and equipment under capital lease	$205,686	$281,206

Future minimum commitments for operating and capital lease obligations as of December 31, 2011 are as follows:

	Capital Leases	Operating Leases
2012	$80,300	$2,375,000
2013	13,000	2,273,000
2014	8,000	2,240,000
2015	—	2,029,000
2016	—	2,006,000
Thereafter	—	5,109,000

Total minimum lease payments	101,300	$16,032,000

Amount representing interest	(5,200)

Present value of net minimum lease payments	96,100
Less current portion	79,800

Long-term capital lease obligation	$16,300

Total rental expense under the operating agreements included in the accompanying consolidated statements of income and comprehensive income for the years ending December 31, 2011 and 2010 were approximately $2,415,000 and $2,360,000, respectively.

In connection with retail locations, the Company enters into various operating lease agreements, with escalating rental payments. The effects of variable rent disbursements have been expensed on a straight-line basis over the life of the lease. As of December 31, 2011 and 2010, there was approximately $618,000 and $479,000, respectively, of deferred rent recorded in accrued expenses and other current liabilities on the accompanying consolidated balance sheets.

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

	Year Ended December 31
	2011	2010
Current:
Federal	$1,138,821	$1,324,500
State	360,958	396,400

Total current	1,499,779	1,720,900

Deferred:
Federal	(140,400)	(225,200)
State	(53,100)	(40,900)

Total deferred	(193,500)	(266,100)

Total provision for income tax	$1,306,279	$1,454,800

Deferred income taxes relate to the following temporary differences as of:

	Year Ended December 31
	2011	2010
Current deferred tax asset (liability):
Prepaid expenses currently deductible	$(396,000)	$(266,800)
Reserves not currently deductible	657,200	372,200

Net current deferred tax asset (liability)	261,200	105,400

Non-current deferred tax asset
Depreciation and amortization	826,500	726,300
Deferred tax asset – interest rate swap contract	131,963	—
Other	59,200	121,700

Total non-current deferred tax asset	1,017,663	848,000

Net non-current deferred tax asset	$1,278,863	$953,400

The effective income tax rate varies from the amount computed using the statutory U.S. income tax rate as follows:

	Year Ended December 31
	2011	2010
Federal statutory rate	34.0%	34.0%
Increase in taxes resulting from state income taxes, net of federal income tax benefit	7.0	6.6
Effect of nondeductible stock-based compensation	1.7	1.5
Adjustment of deferred income tax liability	0.4	(0.8)

Effective income tax rate	43.1%	41.3%

The Company has reviewed its tax positions to determine whether the positions are more likely than not to be sustained upon examination by regulatory authorities. If a tax position meets the more-likely-than-not standard, then the related tax benefit is measured based on a cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement or disposition of the underlying issue. At December 31, 2011 and 2010 the Company’s tax liability was $33,000 for unrecognized tax benefits. Although the Company believes it has adequately reserved for its uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

The Company records interest and penalties related to income taxes as a component of provision for income taxes. The Company recognized nominal interest and penalty expense for the years ended December 31, 2011 and 2010.

Tax years 2006 through 2011 remain subject to examination by the IRS, and 2007 through 2011 tax years remain subject to examination by Massachusetts, and 2006 through 2011 by various other jurisdictions.

7. Stockholders’ Equity

Preferred Stock

The Company currently has authorized 1,000,000 shares of Preferred Stock, none of which were issued or outstanding at December 31, 2011 or 2010.

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

Prior to the adoption of the 2005 Plan, the Company had issued 513,981 options under the 1999 Plan, which was the maximum the plan permitted. The Company has reserved a total of 1,123,574 shares of common stock for issuance under the 2005 Plan. As of December 31, 2011, there were 291,260 shares available for future grants, and as of December 31, 2010, 311,229 shares were available for future grants.

The following table summarizes stock option activity for the years ended December 31, 2011 and 2010.

	2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	911,947	$4.73	723,773	$5.09
Granted	161,900	3.35	204,675	3.11
Forfeited/Expired	(102,780)	6.48	(3,315)	1.24
Exercised	(55,577)	1.50	(13,186)	1.49

Ending balance	915,490	$4.49	911,947	$4.73

Exercisable	510,435	$5.61	517,069	$5.82

	Options Outstanding
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life	Options Exercisable
$1.24 – $1.36	115,572	6.32	66,170
$1.94 – $2.14	68,595	3.60	62,295
$3.10 – $3.41	346,850	9.09	40,135
$3.65	15,725	4.91	—
$4.50 – $4.95	134,564	5.29	107,651
$7.50 – $8.78	124,092	4.82	124,092
$10.00	110,092	3.88	110,092

Total options	915,490		510,435

The following table sets forth the intrinsic value at December 31, 2011 and 2010, for outstanding and exercisable options:

	December 31, 2011		December 31, 2010
	Number of Options	Aggregate Intrinsic Value(1)	Number of Options	Aggregate Intrinsic Value(1)
Outstanding	915,490	$(444,074)	911,947	$(1,941,577)
Exercisable	510,435	$(822,943)	517,069	$(1,666,892)
Vested or expected to vest	915,490	$(444,074)	911,947	$(1,941,577)

(1)	The aggregate intrinsic value was calculated based on the difference between the fair value of the Company’s common stock on December 31, 2011 or 2010 and the weighted average exercise price of the underlying options.

Stock-based Compensation

The Company utilizes, in most cases, the Binomial Lattice option pricing model to determine the fair value of stock-based compensation. The Binomial Lattice model requires the Company to make subjective assumptions regarding the volatility of the underlying stock. The estimated volatility of the Company’s common stock price is based on the median of the fluctuations in the historical price of the Company’s common stock. The Binomial Lattice model also requires a risk-free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of the grant, and the dividend yield on the Company’s common stock, which is assumed to be zero since the Company does not pay dividends and has no current plans to do so in the future. Changes in these assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense recognized in the consolidated statement of income and comprehensive income.

In November 2011 and November 2010, the Company granted 161,900 and 204,675 options, respectively, to the Company employees and directors. Using the Binomial Lattice Model (with assumptions disclosed below), the 2011 and 2010 awards had weighted average fair value of $2.69 and $1.79 per option, respectively. The stock based compensation recorded was $242,000 and $190,000 for the years ended December 31, 2011 and 2010, respectively. The fair value of these awards is recorded as stock-based compensation expense included in general and administrative expense over the vesting period. The remaining unrecognized stock-based compensation expense related to unvested awards at December 31, 2011 was approximately $814,000 to be recognized on a straight-line basis over the weighted average vesting period of 4.1 years.

The following table illustrates the assumptions used in the Binomial-Lattice calculation used to value to the option awards granted during the years ended December 31, 2011 and 2010:

	2011	2010
Weighted-average risk-free interest rate	0.91% and 1.53%	1.49% and 2.89%
Volatility	95.63%	94.15%
Expected dividend yield	0.0%	0.0%
Weighted-average fair value of options granted	$ 2.35 and $ 2.73	$ 1.66 and $ 1.79

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

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31
	2011	2010
Wages and bonus payable	$1,109,168	$1,122,028
Sales return reserves	877,000	869,000
Gift certificate and prepaid sales liabilities	2,338,988	1,650,675
Accrued professional fees	127,947	195,617
Miscellaneous accruals and other liabilities	1,288,257	1,588,146

Total accrued expenses and other current liabilities	$5,741,360	$5,425,466

A roll-forward of the Company’s sales return reserve is as follows:
Beginning balance	$869,000	$793,000
Provision	11,147,391	10,692,232
Returns	(11,139,391)	(10,616,232)

Ending balance	$877,000	$869,000

10. Intangibles and Other Assets, Net

Intangibles and other assets, net, consist of the following:

	December 31
	2011	2010
Deferred financing costs	$54,250	$408,506
Purchased catalog and related assets	819,433	819,433

Total cost	873,683	1,227,939
Accumulated amortization:
Deferred financing fees	(9,295)	(328,269)
Purchased catalog and related assets	(819,433)	(814,242)

Total accumulated amortization	(828,728)	(1,142,511)
Lease acquisition and other misc. assets	226,488	189,780
Investment in affiliate	299,330	317,226

Total	$570,773	$592,434

Deferred financing costs are amortized on a straight-line basis over the shorter of the contractual or estimated life of the related debt. In connection with the March 2011 debt refinancing discussed in Note 3, the Company recognized a portion of unamortized deferred financing costs associated with the modification of facilities. Purchased catalog and related assets are amortized on a straight-line basis over the estimated useful lives of the underlying assets. Amortization expense for the Company’s purchased catalog and related assets for the years ended December 31, 2011 and 2010 was approximately $5,000 and $6,000, respectively. As of December 31, 2011, the purchased catalog and related assets were fully amortized.

11. Related Party Transactions

On October 26, 2007, the disinterested members of the Audit Committee of the Board of Directors approved a $5,000,000 subordinated debt financing facility in the form of senior subordinated notes as part of a plan to refinance the Company’s former subordinated debt with Patriot Capital. The new sub-debt facility was led by BCA Mezzanine Fund, L.P., which participated at $2,000,000 (in which Company Board member Gregory Mulligan holds a management position and indirect economic interest). The subordinated notes were consummated as of December 11, 2007. Except as noted above with respect to Mr. Mulligan, there is no relationship, arrangement or understanding between the Company and any of the subordinated holders or any of their affiliates, other than in respect of the loan agreement establishing and setting forth the terms and conditions of the subordinated notes. For the twelve months ended December 31, 2011, the Company recognized $175,000 in interest expense for the subordinated notes and for the three and twelve months ended December 31, 2010, the Company recognized $175,000 and $700,000, respectively, in interest expense for the subordinated notes payable, which was paid on March 28, 2011.

On March 28, 2011, the Company repaid these subordinated notes and $423,000 of deferred interest from the proceeds of $5,500,000 in term notes. The warrants issued in connection with the subordinated notes are still outstanding and terminate on December 10, 2016.

In October of 2004, the Company entered into a lease agreement with a minority stockholder. The agreement, which relates to the Plaistow, NH retail store, is a five-year lease with options to extend for an additional fifteen years. For the years ended December 31, 2011and 2010, the Company expensed approximately $218,000 and $205,000, respectively, in connection with the lease.

In order to expedite the efficient build-out of leasehold improvements in its new retail stores, the Company utilizes the services of a real estate development company owned by a non-executive Company employee and minority stockholder to source construction services and retail fixtures. Total payments for the year ended December 31, 2011, consisting primarily of reimbursements for materials and outside labor, for the fit-up of stores were approximately $370,000. Reimbursements for the year ended December 31, 2010 were approximately $117,000.

12. Contingencies

From time to time, the Company is exposed to litigation relating to our products and operations. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material, adverse affect on our financial condition or results of operations.

13. Interest Rate Swap

The Company uses an interest rate swap contract as a cash flow hedge to eliminate the cash flow exposure of interest rate movements on variable rate debt. The Company accounts for its interest rate swap contract in accordance with FASB ASC 815, Derivatives and Hedging. FASB ASC 815 requires all derivatives, including interest rate swaps, to be recorded on the balance sheet at fair value. The increase or decrease in the fair value of the hedge is initially included as a component of other comprehensive income and is subsequently reclassified into earnings and recorded as interest expense, when interest on the related debt is paid. The Company values the interest rate swap contract in accordance with FASB ASC 820, Fair Value Measurement and Disclosures. The Company documents its risk management strategy and hedge effectiveness at the inception of and during the term of the hedge. The Company’s interest rate risk management strategy is to stabilize cash flow requirements by maintaining the interest rate swap contract to convert variable rate debt to fixed rate debt.

The Company is exposed to interest rate risk primarily through its borrowing activities. The Company uses an interest rate swap contract as a cash flow hedge to eliminate the cash flow exposure of interest rate movements on variable rate debt. The Company’s term note is a variable rate instrument. On April 1, 2011, the Company entered into a 7-year interest rate swap contract on the notional value of $3,900,000 of the term note which requires payment of a fixed interest rate of interest (7.4%) and the receipt of a variable rate of interest, based on one month LIBOR rate, on the $3,900,000.

The Company designated this interest rate swap contract as an effective cash flow hedge. The Company adjusts the interest rate swap to fair value with the change accounted for through other comprehensive income, as the contracts are considered effective in offsetting the interest rate exposure of the forecasted interest rate payments hedged. The Company anticipates that this contract will continue to be effective as long as there are no pre-payments of the hedged portion of the term note. The Company does not believe any of the amounts currently reported in accumulated other comprehensive loss will be reclassified into earnings in 2012. The fair value of the interest rate swap was a liability of $321,879 as of December 31, 2011.

The Company does not hold any derivative instruments that are not designated as a hedging instrument. As of December 31, 2011 the following table presents information about the fair value of the Company’s derivative instruments that have been designated as hedging instruments:

	Liability Derivatives as of:
	December 31, 2011				December 31, 2010
	Balance Sheet Location			Fair Value	Balance Sheet Location			Fair Value
Interest rate swap contract	Interest contract	rate	swap	$321,879	Interest contract	rate	swap	—

The following table presents information about the effects of the Company’s derivative instruments on the Company’s results of operations:

	Location of Loss Recognized on Derivative	Amount of Loss Recognized Net of Tax, in Other Comprehensive Loss for the year ended December 31
		2011	2010

Interest rate swap contact	Other comprehensive loss	$189,916	—

14. Fair Value

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

Level 1—	Pricing inputs are quoted prices available in active markets for identical investments as of the reporting date. The Company does not have any investments meeting the criteria of Level 1 inputs.

Level 2—	Pricing inputs are quoted prices for similar investments, or inputs that are observable, either directly or indirectly, for substantially the full term through corroboration with observable market data. The Company’s derivatives discussed above, meet the criteria of a Level 2 input.

Level 3—	Pricing inputs include unobservable inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability, which are developed based on the best information available. Level 3 includes private investments that have no market activity. The Company does not have any investments meeting the criteria of Level 3 inputs.

The Company accounts for its interest rate swap as a derivative financial instrument in accordance with the related guidance. Under this guidance, derivatives are carried on the balance sheet at fair value. The fair value of the Company’s interest rate swap is determined based on observable market data in combination with expected cash flows. The fair value of the Company’s interest rate swap was determined using projected future cash flows, discounted at the mid-market implied forward LIBOR. The value at December 31, 2011 is included in long-term liabilities.

The following table presents the financial instruments carried at fair value as of December 31, 2011 in accordance with the FASB ASC 820 hierarchy noted above:

	Level 1	Level 2	Level 3	Total
Interest Rate Swap Contract as of December 31, 2011	—	$(321,879)	—	$(321,879)

15. Subsequent Events

The Company has evaluated all events or transactions through the date of this filing. During this period, the Company did not have any material subsequent events that impacted its consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable.

Item 9A. Controls and Procedures.

The Company’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and that as of December 31, 2011, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective appropriate as of December 31, 2011, in management’s judgment with similar cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Management reviewed the results of its assessment with our Audit Committee. No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information.

On April 1, 2011, the Company entered into an interest rate swap to fix the interest rate at 7.4% on $3,900,000 of the term note principal. The remaining $1,600,000 of the principal earns interest at a floating rate based on a base rate, with a minimum of 1.0% as announced from time to time by the bank, plus an a 4.4% margin. As of December 31, 2011, the LIBOR rate (base rate) was 0.29%. Interest is payable monthly. The Company is obligated to repay $786,000 of principal annually commencing in April 2013 and extending to March 2018. The Company is further obligated to accelerate repayment of up to $1,600,000 in principal in the event it has excess cash flow determined by a cash flow recapture formula. All assets of the Company collateralize the term note facility. Under the terms of the term note facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios, maximum debt to tangible net worth ratios, minimum fixed charge ratios, minimum current asset ratios, and maximum capital expenditures. The Company expects to realize significant interest savings as a result of refinancing the senior subordinated notes.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information set forth under the captions “Directors, Executive Officers” and “Corporate Governance”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 2, 2012, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2011, is incorporated herein by reference.

Item 11. Executive Compensation.

The information set forth under the caption “Remuneration of Executive Officers and Directors” appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 2, 2012, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2011, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 2, 2012, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2011, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions “Certain Relationships and Related Transactions” and “Director Independence”, appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 2, 2012, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2011, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information set forth under the captions “Principal Accounting Fees and Services” appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 2, 2012, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2011, is incorporated herein by reference.

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

3. Exhibits:

Exhibit List

Set forth below is list of exhibits submitted with this Form 10-K as filed or furnished with the SEC:

Ex-23.8—Consent of McGladrey & Pullen, LLP

Ex-31.1—Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

Ex-31.2—Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

Ex-32.1—Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

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

DOVER SADDLERY, INC.

Dated March 29, 2012	By:	/s/ STEPHEN L. DAY
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ STEPHEN L. DAY	President, Chief Executive Officer and Director	March 29, 2012
Stephen L. Day	(principal executive officer)

/s/ JONATHAN A. R. GRYLLS	Chief Strategy Officer and Director	March 29, 2012
Jonathan A. R. Grylls

/s/ DAVID R. PEARCE	Chief Financial Officer	March 29, 2012
David R. Pearce	(principal accounting and financial officer)

/s/ DAVID J. POWERS	Director	March 29, 2012
David J. Powers

/s/ JAMES F. POWERS	Director	March 29, 2012
James F. Powers

/s/ GREGORY F. MULLIGAN	Director	March 29, 2012
Gregory F. Mulligan

/s/ KEVIN K. ALBERT	Director	March 29, 2012
Kevin K. Albert

/s/ JOHN W. MITCHELL	Director	March 29, 2012
John W. Mitchell

Exhibit Index

Exhibit Number	Description	Form	Date

1.1	Form of Underwriting Agreement	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 1.1	November 16, 2005

3.1	Amended and Restated Certificate of Incorporation of the Company	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 3.1	August 26, 2005

3.2	Certificate of Amendment to Certificate of Incorporation of the Company	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 3.2	October 5, 2005

3.3	Second Amended and Restated Certificate of Incorporation of the Company to be filed upon completion of this offering	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 3.3	October 25, 2005

3.4	By-laws of the Company	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 3.4	August 26, 2005

3.5	Amended and Restated By-laws of the Company to be effective upon completion of this offering	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 3.5	October 5, 2005

3.6	Amendment to By-Laws of the Company	Form 8-K Current Report; amends Exhibit 3.5	December 28, 2007

3.7	Amended and Restated By-Laws of the Company	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008; amends and restates Exhibits 3.4 and 3.5	August 13, 2008

4.1	Shareholders Agreement, dated as of September 17, 1998, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Donald Motsenbocker, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 4.2	August 26, 2005

4.2	First Amendment to Shareholders Agreement, dated as of August 29, 2003, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 4.3	August 26, 2005

4.3	Second Amendment to Shareholders Agreement, dated as of August 25, 2005, by and among a majority in interest of the Purchasers (as defined therein) and a majority in interest of the Sellers (as defined therein)	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 4.3	October 5, 2005

Exhibit Number	Description	Form	Date
4.4	Instrument of accession, dated as of September 16, 2005, signed by Citizens Ventures, Inc. and accepted by the Company, to that certain Shareholders Agreement, dated as of September 17, 1998, by and among the Company and the Shareholders referenced therein, as amended	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 4.4	October 5, 2005

4.5	Form of Common Stock Certificate	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 4.5	October 25, 2005

4.6	Warrant to purchase common stock of the Company issued to Patriot Capital Funding, Inc.	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 4.6	October 5, 2005

4.7	Amended and Restated 11.50% Senior Secured Subordinated Note, dated September 16, 2005, issued jointly by the Company, Dover Massachusetts and Smith Brothers, Inc. to Patriot Capital Funding, Inc.	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 4.7	October 5, 2005

4.8	Mezzanine Promissory Note	Form 8-K Current Report	December 14, 2007

4.9	Specimen Common Stock Purchase Warrant	Form 8-K Current Report	December 14, 2007

4.10	Registration Rights Agreement	Form 8-K Current Report	December 14, 2007

4.11	Amended and Restated Specimen Common Stock Purchase Warrant	Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009	November 13, 2009

5.1	Opinion of Bingham McCutchen LLP	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 5.1	November 17, 2005

5.2	Opinion of Preti Flaherty Beliveau Pachios & Haley LLP	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 5.2	November 16, 2005

†10.1	1999 Stock Option Plan (the “1999 Plan”)	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.1	August 26, 2005

†10.2	Form of Stock Option Agreement under the 1999 Plan	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.2	August 26, 2005

†10.3	2005 Equity Incentive Plan (the “2005 Plan”)	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.3	October 25, 2005

†10.4	Form of Stock Option Agreement under the 2005 Plan	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.4	October 25, 2005

†10.5	Form of Restricted Stock Award Agreement under the 2005 Plan	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.5	October 25, 2005

10.6	Lease, dated as of May 29, 1997, by and between Dover Massachusetts and CE Holman, LLP	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.6	August 26, 2005

Exhibit Number	Description	Form	Date
10.7	Lease, dated as of October 12, 2001, by and between David F. Post and Dover Massachusetts	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.7	August 26, 2005

10.8	Lease, dated as of March 1, 2003, by and between Smith Brothers, Inc. and JDS Properties, LLC	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.8	August 26, 2005

10.9	Letter dated February 9, 2005 from the Company to JDS Properties, LLC regarding lease extension	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.9	October 5, 2005

10.10	Lease, dated as of June 22, 2002, by and between Hockessin Square, L.L.C. and Dover Massachusetts	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.9	August 26, 2005

10.11	Letter dated January 25, 2005 from the Company to Hockessin Square, L.L.C. regarding lease extension	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.11	October 5, 2005

10.12	Lease, dated as of November 24, 2003, by and between North Conway Holdings, Inc. and Dover Massachusetts	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.10	August 26, 2005

10.13	Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.11	August 26, 2005

10.14	First Amendment to Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.12	August 26, 2005

10.15	Amendment to Stock Purchase Agreement, dated as of September 17, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.13	August 26, 2005

10.16	Amended and Restated Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.18	August 26, 2005

10.17	Amendment to Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.19	August 26, 2005

10.18	Amended and Restated Security Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.20	August 26, 2005

10.19	Amended and Restated Pledge Agreement, dated as of December 11, 2003, by and between the Company and Fleet National Bank	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.21	August 26, 2005

10.20	Shareholder Pledge Agreement, dated as of September 17, 1998, by and among Stephen L. Day, Jonathan A.R. Grylls, David J. Powers, James F. Powers, Michele R. Powers and BankBoston, N.A.	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.22	August 26, 2005

Exhibit Number	Description	Form	Date
10.21	Amended and Restated Revolving Credit Note, dated as of December 11, 2003, by Dover Massachusetts for the benefit of Fleet National Bank	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.23	August 26, 2005

10.22	Letter agreement, dated as of September 16, 2005, by and between Dover Massachusetts and Bank of America, N.A. (successor by merger to Fleet National Bank)	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.22	October 5, 2005

10.23	Security Agreement, dated as of December 11, 2003, by and between Smith Brothers, Inc. and Fleet National Bank	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.23	October 5, 2005

10.24	Guaranty, dated as of December 11, 2003, by Smith Brothers, Inc. to Fleet National Bank	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.25	August 26, 2005

10.25	Redemption Agreement, dated as of August 25, 2005, by and between the Company and Citizens Ventures, Inc.	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.25	October 5, 2005

10.26	Letter agreement, dated as of September 14, 2005, by and between the Company and Citizens Ventures, Inc., amending that certain Redemption Agreement, dated as of August 26, 2005, by and between the Company and Citizens Ventures, Inc.	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.26	October 5, 2005

10.27	License Agreement, dated as of February 10, 2003, by and between Weatherbeeta PTY LTD and the Company	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.28	August 26, 2005

10.28	Settlement Agreement, dated as of December 22, 2003, by and between Libertyville Saddle Shop, Inc. and the Company	Registration Statement on Form S-1 (File No. 333-127888)

†10.29	Employment Agreement, dated as of September 1, 2005, by and between Stephen L. Day and the Company	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.30	August 26, 2005

†10.30	Employment Agreement, dated as of September 1, 2005, by and between Jonathan A.R. Grylls and the Company	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.31	August 26, 2005

10.31	Amended and Restated Subordination Agreement, dated as of September 16, 2005, by and among Bank of America, N.A. (successor by merger to Fleet National Bank), Patriot Capital Funding, Inc. (successor in interest to Wilton Funding, LLC) and Dover Massachusetts, acknowledged by the Company and Smith Brothers, Inc.	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.31	October 5, 2005

10.32	Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc., Patriot Capital Funding, Inc. and the Purchasers referenced therein	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.32	October 5, 2005

Exhibit Number	Description	Form	Date
10.33	Amended and Restated Security Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc. and Patriot Capital Funding, Inc.	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.33	October 5, 2005

†10.34	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Stephen L. Day	Annual Report on Form 10-K for the year ended December 31, 2005; amends Exhibit 10.29	March 30, 2006

†10.35	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Jonathan A.R. Grylls	Annual Report on Form 10-K for the year ended December 31, 2005; amends Exhibit 10.30	March 30, 2006

10.36	Second Amendment dated as of March 28, 2006 to Amended and Restated Loan Agreement with Bank of America	Annual Report on Form 10-K for the year ended December 31, 2005; amends Exhibit 10.18	March 30, 2006

10.37	Amendment No. 1 dated as of March 28, 2006 to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.	Annual Report on Form 10-K for the year ended December 31, 2005; amends Exhibit 10.32	March 30, 2006

10.38	Agreement of Lease dated March 29, 2006 by and between the Company and Sparks Lot Seven, LLC	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006	May 15, 2006

10.39	Commercial Lease executed as of March 9, 2001 between Marvid Crabyl, LLC and Dover Saddlery, Inc., as amended and extended	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006	August 14, 2006

10.40	Stock Purchase Agreement dated as of May 19, 2006 among Dover Saddlery, Inc., Dover Saddlery Retain, Inc., Old Dominion Enterprises, Inc. and Reynolds Young, as amended	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006	August 14, 2006

10.41	Lease made as of June 2006 between Humphrey and Rodgers and Dover Saddlery Retail, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006	August 14, 2006

10.42	Agreement of Lease for Shopping Center Space between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc. Dated as of May 20, 1997	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006	August 14, 2006

10.43	LB’s of Virginia Building Lease Agreement dated November 1, 2000, as amended	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006	August 14, 2006

10.44	Lease agreement made July 10, 2006 between Hopkins Roads Associates and Dover Saddlery Retail, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006	August 14, 2006

10.45	Consent and Amendment No. 2, dated June 29, 2006, to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006; amends Exhibit 32	August 14, 2006

10.46	Waiver letter dated as of June 27, 2006 between Bank of America, N.A. and Dover Saddlery, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006; pertains to Exhibit 10.16	August 14, 2006

Exhibit Number	Description	Form	Date
10.47	First Amendment and Extension to Lease Agreement dated September 2006 between C.E. Holman Limited Partnership and Dover Saddlery, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006; amends Exhibit 10.6	November 13, 2006

10.48	Third Amendment dated as of March 29, 2007 to Amended and Restated Loan Agreement dated as of December 11, 2003, with Bank of America	Annual Report on Form 10-K for the year ended December 31, 2006; amends Exhibit 10.16	April 2, 2007

10.49	Waiver and Amendment No. 3 dated March 30, 2007 to the Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.	Annual Report on Form 10-K for the year ended December 31, 2006; amends Exhibit 32	April 2, 2007

10.50	Waiver by Bank of America dated May 14, 2007	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007; pertains to Exhibit 10.16	May 15, 2007

10.51	Waiver and Consent by Patriot Capital Funding, Inc. dated May 15, 2007	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007; pertains to Exhibit 10.32	May 15, 2007

10.52	Waiver by Bank of America dated August 9, 2007	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007; pertains to Exhibit 10.16	August 14, 2007

10.53	Waiver and Consent by Patriot Capital Funding, Inc. dated August 10, 2007	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007; pertains to Exhibit 10.32	August 14, 2007

10.54	Renewal of Lease for Shopping Center Space executed August 3, 2007 between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007; amends and renews Exhibit 10.42.	August 14, 2007

10.55	Shopping Center Lease Agreement dated May 30, 2007 between Pavillion North, Ltd., and Dover Saddlery Retail, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007	August 14, 2007

10.56	First Amendment dated June 25, 2007 to Shopping Center Lease Agreement between Pavillion North, Ltd. and Dover Saddlery Retail, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007; amends Exhibit 10.55	August 14, 2007

10.57(7)	Second Amendment and Extension of Lease Agreement dated August 30, 2007 between C.E. Holman Limited Partnership, and Dover Saddlery Retail, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007; amends Exhibit 10.6	November 13, 2007

10.58	Waiver and Amendment to Bank of America Loan Agreement dated November 9, 2007	Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007; pertains to Exhibit 10.16	November 13, 2007

10.59	Loan and Security Agreement dated December 11, 2007 between RBS Citizens Bank N.A and Dover Saddlery, Inc.	Company’s Form 8-K Current Report, as Exhibit 10.59	December 14, 2007

10.60	Revolving Credit Note dated December 11, 2007 between RBS Citizens Bank N.A. and Dover Saddlery, Inc.	Company’s Form 8-K Current Report, as Exhibit 10.60	December 14, 2007

Exhibit Number	Description	Form	Date

10.61	Intercreditor, Subordination and Standby Agreement dated December 11, 2007 between RBS Citizens Bank N.A. and Dover Saddlery, Inc.	Company’s Form 8-K Current Report	December 14, 2007

10.62	Mezzanine Loan Agreement dated December 11, 2007 between BCA Mezzanine Fund, L.P. and Dover Saddlery, Inc.	Company’s Form 8-K Current Report, as Exhibit 10.62	December 14, 2007

10.63	Mezzanine Security Agreement dated December 11, 2007 between BCA Mezzanine Fund, L.P. and Dover Saddlery, Inc.	Company’s Form 8-K Current Report	December 14, 2007

10.64	First Amendment to Mezzanine Loan Agreement with BCA Mezzanine Fund dated March 27, 2009	Annual Report on Form 10-K for the year ended December 31, 2008; Pertains to and amends Exhibit 10.62	March 31, 2009

10.65	First Amendment to Loan and Security Agreement with RBS Citizens dated March 27, 2009	Annual Report on Form 10-K for the year ended December 31, 2008; Pertains to and amends Exhibit 10.59	March 31, 2009

10.66	First Amendment to Revolving Credit Note with RBS Citizens dated March 27, 2009	Annual Report on Form 10-K for the year ended December 31, 2008; pertains to and amends Exhibit 10.60	March 31, 2009

10.67	Amended and Restated 2005 Equity Incentive Plan	Company’s Form 8-K Current Report; pertains to and amends Exhibit 10.30	May 10, 2010

10.68	Second Amendment to Loan and Security Agreement with RBS Citizens dated May 10,2010	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010; pertains to and amends Exhibit 10.59	May 5, 2010

10.69	Third Amendment to Loan and Security Agreement with RBS Citizens dated August 10, 2010	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010; pertains to and amends Exhibit 10.59	August 10, 2010

†10.70	Employment Agreement, dated as of September 01, 2010, by and between William G. Schmidt and the Company	Annual Report on Form 10-K for the year ended December 31, 2010	March 30, 2011

10.71	Fourth Amendment to Loan and Security Agreement with RBS Citizens dated March 28, 2011	Annual Report on Form 10-K for the year ended December 31, 2010; pertains to and amends Exhibit 10.59	March 30, 2011

10.72	Second Amendment to Revolving Credit Note with RBS Citizens dated March 28, 2011	Annual Report on Form 10-K for the year ended December 31, 2010; pertains to and amends Exhibit 10.60	March 30, 2011

10.73	Term Note Agreement with RBS Citizens dated March 28, 2011	Annual Report on Form 10-K for the year ended December 31, 2010	March 30, 2011

14.1	Code of Business Conduct and Ethics	Annual Report on Form 10-K for the year ended December 31, 2005; amends and restates Code of Conduct and Ethics filed with Registration Statement on Form S-1 (File No. 333-127888) filed on October 5, 2005 as Exhibit 14.1	March 30, 2006

16.1	Auditor change correspondence	Company’s Current Report on Form 8-K	October 6, 2008

16.2	Auditor change correspondence	Company’s Current Report on Form 8-K	August 25, 2010

Exhibit Number	Description	Form	Date
17.1	Director departure correspondence	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009	May 15, 2009

17.2	Director departure correspondence	Company’s Current Report on Form 8-K	August 25, 2010

21.1	Subsidiaries of the Company	Annual Report on Form 10-K for the year ended December 31, 2005	March 30, 2006

23.1	Consent of Bingham McCutchen LLP (included in Exhibit 5.1)	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 5.1	November 17, 2005

23.2	Consent of Ernst & Young LLP	Annual Report on Form 10-K for the year ended December 31, 2008	March 31, 2009

23.3	Consent of Preti Flaherty Beliveau Pachios & Haley PLLC (included in Exhibit 5.2)	Registration Statement on Form S-1 (File No. 333-127888)	November 16, 2005

23.4	Consent of Caturano and Company, P.C.	Annual Report on Form 10-K for the year ended December 31, 2008	March 31, 2009

23.5	Consent of Caturano and Company, P.C.	Annual Report on Form 10-K for the year ended December 31, 2009	March 31, 2010

23.6	Consent of Caturano and Company, Inc.	Annual Report on Form 10-K for the year ended December 31, 2010	March 30, 2011

23.7	Consent of McGladrey & Pullen, LLP.	Annual Report on Form 10-K for the year ended December 31, 2010	March 30, 2011

*23.8	Consent of McGladrey & Pullen, LLP.	Annual Report on Form 10-K for the year ended December 31, 2011

24.1	Power of Attorney	Registration Statement on Form S-1 (File No. 333-127888)	November 17, 2005

*31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

*31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

‡32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
99.1	Consent of William F. Meagher, Jr.	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 99.1	October 5, 2005

*	Filed herewith.
‡	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement