Form 10-Q
period 2012-03-31
DOVER SADDLERY INC
filed 2012-05-14
CIK 1071625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51624

Dover Saddlery, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	04-3438294
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Shares outstanding of the registrant’s common stock (par value $0.0001) on May 2, 2012: 5,332,738

DOVER SADDLERY, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements.

DOVER SADDLERY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$180	$313
Accounts receivable	631	811
Inventory	20,202	19,383
Prepaid catalog costs	1,317	1,273
Prepaid expenses and other current assets	904	896
Deferred income taxes	247	261

Total current assets	23,481	22,937
Net property and equipment	3,902	3,667
Other assets:
Deferred income taxes	1,050	1,018
Intangibles and other assets, net	596	571

Total other assets	1,646	1,589

Total assets	$29,029	$28,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation and outstanding checks	$500	$1,100
Accounts payable	1,979	2,201
Accrued expenses and other current liabilities	3,725	5,741
Income taxes payable	244	308

Total current liabilities	6,448	9,350
Long-term liabilities:
Revolving line of credit	4,455	987
Term notes	5,500	5,500
Capital lease obligation, net of current portion	10	16
Interest rate swap contract	305	322

Total long-term liabilities	10,270	6,825
Stockholder’s equity:
Common Stock, par value $0.0001 per share; 15,000,000 shares authorized; 5,332,738 issued and outstanding as of March 31, 2012 and December 31, 2011	1	1
Additional paid in capital	45,779	45,716
Treasury stock, 795,865 shares at cost	(6,082)	(6,082)
Accumulated other comprehensive loss	(180)	(190)
Accumulated deficit	(27,207)	(27,427)

Total stockholders’ equity	12,311	12,018

Total liabilities and stockholders’ equity	$29,029	$28,193

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
Revenues, net	$18,288	$17,285
Cost of revenues	11,229	10,717

Gross profit	7,059	6,568
Selling, general and administrative expenses	6,537	5,920

Income from operations	522	648
Interest expense, financing and other related costs, net	108	374
Other investment (income) loss, net	(7)	21

Income before income tax benefit	421	253
Provision for income taxes	200	128

Net income	$221	$125

Net income per share
Basic	$0.04	$0.02

Diluted	$0.04	$0.02

Number of shares used in per share calculation
Basic	5,333,000	5,287,000
Diluted	5,591,000	5,422,000

DOVER SADDLERY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
Net income	$221	$125
Other comprehensive gain:
Change in fair value of interest rate swap contract, net of tax	10	—

Total comprehensive income	$231	$125

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

(In thousands, unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
Operating activities:
Net income	$221	$125
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	207	183
Deferred income taxes	(25)	(3)
Loss (income) from investment in affiliate, net	(7)	21
Stock-based compensation	63	62
Gift card breakage income	(727)	—
Non-cash interest expense	3	210
Payment of deferred interest	—	(423)
Changes in current assets and liabilities:
Accounts receivable	180	65
Inventory	(819)	(1,766)
Prepaid catalog costs, prepaid expenses and other current assets	(52)	(424)
Accounts payable	(243)	(282)
Accrued expenses and other current liabilities and income taxes payable	(1,354)	(1,799)

Net cash used in operating activities	(2,553)	(4,031)
Investing activities:
Purchases of property and equipment	(442)	(121)
Investment in affiliates	(10)	—
Change in other assets	(11)	—

Net cash used in investing activities	(463)	(121)
Financing activities:
Borrowings under revolving line of credit	3,468	2,674
Borrowing under term note	—	5,500
Change in outstanding checks	(579)	453
Repayment of subordinated notes	—	(5,000)
Payments on capital leases	(6)	(24)
Payment of debt commitment fees	—	(54)
Proceeds from exercise of stock options	—	16

Net cash provided by financing activities	2,883	3,565

Net decrease in cash and cash equivalents	(133)	(587)

Cash and cash equivalents at beginning of period	313	745

Cash and cash equivalents at end of period	$180	$158

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$115	$587

Income taxes	$289	$390

Supplemental disclosure of non-cash financing activities
Change in fair value of interest rate swap contract	$17	$—

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. Nature of Business and Basis of Preparation

Dover Saddlery, Inc., a Delaware corporation (the “Company”), is a leading specialty retailer and the largest multi-channel marketer of equestrian products in the United States. The Company sells its products through a multi-channel strategy, including direct and retail, with stores located in Massachusetts, New Hampshire, Delaware, Texas, Maryland, Virginia, New Jersey, Colorado, Illinois Georgia and Rhode Island. The Company provides a complete line of equestrian products, as well as specially–developed, private label offerings from its direct marketing headquarters, warehouse, and call center facility in Littleton, Massachusetts.

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

The Company offers a comprehensive selection of products required to own, train and ride a horse, selling from under $1.00 to over $10,000 per product. The Company’s equestrian product line includes a broad variety of separate items, such as saddles, tack, specialized apparel, footwear, horse clothing, horse health and stable products. Separate reporting of the revenues of these numerous items is not practical.

The Company views its operations and manages its business as one operating segment utilizing a multi-channel distribution strategy. Market channel revenues are as follows (dollars in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011
Revenues, net – direct	$11,460	$12,067
Revenues, net – retail stores	6,828	5,218

Revenues, net – total	$18,288	$17,285

The accompanying condensed consolidated financial statements comprise those of the Company, its wholly-owned subsidiaries, and its investment in affiliates. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2012 and 2011 are unaudited. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2011 and include all adjustments, consisting of only usual, recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results expected for the full year ended December 31, 2012.

Certain footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to pertinent rules and regulations, although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading. The accompanying unaudited, condensed consolidated financial statements should be read in conjunction with the audited December 31, 2011 financial statements, which are included in our Annual Report on Form 10-K, filed on March 29, 2012.

B. Gift Certificates and Gift Certificate Breakage

The Company’s proceeds from the sale of gift cards are recorded as a liability and are recognized as net sales when the cards are redeemed for merchandise. Through the year ending December 31, 2011, all unredeemed gift card proceeds were reflected as a liability until redeemed. During the first quarter of 2012, the Company identified a history of redemption and breakage patterns associated with its gift cards, which support a change in the estimate of the term over which the Company should recognize income on gift card breakage. Accordingly, beginning with the first quarter of 2012, the Company began to recognize income from the breakage of gift cards when the likelihood of redemption of the gift card is remote and there is no legal obligation for the Company to remit the value of such unredeemed gift cards to any relevant jurisdiction.

The Company determines its gift card breakage rate based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be reasonably estimated at the time of gift card issuance. From the point which the likelihood of redemption is deemed to be remote (gift cards that were issued three years prior and remain unredeemed) and for which there is no legal obligation to remit the value of such unredeemed gift cards to any relevant jurisdictions, breakage income is recognized over a two year period. Starting in the first quarter of 2012, gift card breakage income is recorded as revenue and is included on the condensed consolidated statements of income and comprehensive income. Breakage income of $727,094, including the cumulative impact of the change of $684,007, was recognized as revenue, net, in the accompanying condensed consolidated statement of income and comprehensive income during the three months ending March 31, 2012. There was no breakage recorded for the same period in 2011.

C. Accounting for Stock-Based Compensation

The Company recognizes the fair value of compensation cost of stock-based awards on a straight-line basis over the requisite service period of the award. Stock-based compensation for the three months ended March 31, 2012 and 2011 was $63,000 and $62,000, respectively.

There was no activity related to stock option grants, exercises or forfeitures for the three months ended March 31, 2012.

The amount of future stock-based compensation expense that may be recognized for outstanding, unvested options as of March 31, 2012 was approximately $752,700 to be recognized on a straight-line basis over the employee’s remaining weighted-average, requisite service period of 3.9 years. As of March 31, 2011, the intrinsic value of all “in the money” outstanding options was approximately $968,000.

D. Inventory

Inventory consists of finished goods in the Company’s mail-order warehouse and retail stores. The Company’s inventories are stated at the lower of cost, with cost determined by the first-in, first-out (FIFO) method, or net realizable value. The Company maintains a reserve for excess and obsolete inventory. This reserve was $120,000 as of March 31, 2012 and December 31, 2011. The Company continuously monitors the salability of its inventories to ensure adequate valuation of the related merchandise.

E. Advertising

The Company recognizes deferred costs over the period of expected future revenue, which is typically less than one year. Deferred costs as of March 31, 2012 and December 31, 2011 were $1,317,000 and $1,273,000, respectively and consisted of catalog costs. The combined marketing and advertising costs charged to selling, general, and administrative expenses for the three months ended March 31, 2012 and 2011 were $2,100,000 and $1,522,000, respectively.

E. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s only item of other comprehensive income (loss), other than reported net income, was the change in fair value of an interest rate swap. The other comprehensive income, net of taxes, for the three months ended March 31, 2012 was $9,708; there was no other comprehensive loss to be recorded during the same period in 2011.

G. Net Income per Share

A reconciliation of the number of shares used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2012	2011
Basic weighted average common shares outstanding	5,333	5,287
Add: Dilutive effect of assumed stock option and warrant exercises less potential incremental shares purchased under the treasury method	258	135
Diluted weighted average common shares outstanding	5,591	5,422

For the three months ended March 31, 2012 and 2011, approximately 1,034,000 options and 964,000 options, respectively, to acquire common stock were excluded from the diluted weighted average shares calculation as the effect of such options is anti-dilutive.

H. Financing Agreements

Revolving Credit Facility

On March 28, 2011, the Company and its bank, RBS Citizens, N.A., amended the revolving line of credit agreement in connection with the refinancing of the $5,000,000 senior subordinated notes. On May 10, 2012 the Company extended the revolving line of credit to April 30, 2014. Under the amended revolving line of credit, the Company can borrow up to $13,000,000, of which up to $1,000,000 can be in the form of letters of credit, and increase this amount up to $20,000,000 at the discretion of the bank. Any outstanding balances borrowed under the credit facility are due April 30, 2014. The credit facility bears interest at the base rate, announced from time to time by the bank, plus an applicable margin determined by the Company’s funded debt ratio. As of March 30, 2012, the LIBOR rate (base rate) was 0.24%, plus the applicable margin of 2.20%. Interest is payable monthly. At its option, the Company may have all or a portion of the unpaid principal under the credit facility bear interest at a base rate using either LIBOR or the prime rate.

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

At March 31, 2012, the Company had the ability to borrow $13,000,000 on the revolving line of credit, subject to certain covenants, of which there was $4,455,000 outstanding, bearing interest at the net revolver rate of 2.44%. At December 31, 2011, the Company had $987,000 outstanding. At March 31, 2012, the Company was in compliance with all of the covenants under the revolving line of credit.

Term Notes, Senior Subordinated Notes Payable and Warrants

On March 28, 2011, the Company borrowed $5,500,000 in the form of a 7-year term note from the bank to refinance the $5,000,000 senior subordinated notes and deferred interest on those notes. The initial floating rate interest on the $1,600,000 of principal (the variable interest rate portion of the term note) was 5.4% consisting of a 1.0% LIBOR floor plus a 4.4% margin. The initial floating rate interest on the $3,900,000 of principal (fixed portion of the term note with the interest rate swap discussed below) was LIBOR plus 4.4%. On April 1, 2011, the Company entered into an interest rate swap contract to fix the interest rate at 7.4% on $3,900,000 of the term note principal. The remaining $1,600,000 of the principal bears a floating rate based on a base rate, with a minimum of 1.0% as announced from time to time by the bank, plus a 4.4% margin. As of December 31, 2011, the LIBOR rate (base rate) was 0.24%. The combined interest rate of 1.0% and 4.4% resulted in a total interest rate of 5.4% at March 31, 2012. Interest is payable monthly. The Company is obligated to repay $786,000 of principal annually commencing in April 2013 and extending to March 2018. The Company is further obligated to accelerate repayment of up to $1,600,000 in principal in the event it has excess cash flow determined by a cash flow recapture formula. All assets of the Company collateralize the term note facility. Under the terms of the term note facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios, minimum fixed charge ratios, current asset ratios, and maximum capital expenditures. At March 31, 2012, the Company was in compliance with all of the covenants under the term note facility.

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

As of March 31, 2012 and December 31, 2011, the $5,500,000 of term notes on the condensed consolidated balance sheets, reflect the $5,500,000 face value.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Outstanding checks, net of cash balances in accounts with RBS Citizens, N.A., are included in current portion of capital lease obligation and outstanding checks in current liabilities.

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, line of credit advances, capital leases and notes payable. The carrying value of cash and cash equivalents, accounts receivable, and accounts payable reflects fair value due to their short-term nature using level 3 inputs (see Note N for fair value disclosures).

The Company’s outstanding amounts under the unsecured revolving credit facility and term note (“Credit Facility”) are not measured at fair value on the accompanying condensed consolidated balance sheets. The Company determines the fair value of the amounts outstanding under the Credit Facility using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility is valued using level 2 inputs. The results of these calculations yield fair values that approximate carrying values. The value of our Credit Facility was $9,955,000 and $6,487,000 as of March 31, 2012 and December 31, 2011, respectively.

I. Investment in Affiliate

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

The Company’s equity share of HH’s net income, including the intangible asset customer list amortization (resulting from the purchase price allocation) is reflected as other investment (income) loss in the accompanying consolidated statements of income and comprehensive income. The Company recorded net gain of approximately $8,000 for the three months ending March 31, 2012 compared to a net loss recorded of approximately $(17,000) for the same period in 2011. In addition, the Company increased its investment in HH by $10,000 during the three months ending March 31, 2012. The resulting carrying value at March 31, 2012 and December 31, 2011 is approximately $288,000 and $270,000, respectively and is included in intangibles and other assets, net, in the accompanying condensed consolidated balance sheets.

In May 2010, the Company launched a joint venture to provide equine pharmaceuticals to the equine marketplace. The venture, HorsePharm.com, LLC (“HP”), was established as a limited liability company, and Dover has a non-controlling interest of 50%. The Company accounts for this investment using the equity method. Thus, during the second quarter of 2010, Dover recorded its portion of the initial investment in HP of $60,000. For the three months ending March 31, 2012 the Company recorded a net loss of approximately $(1,000) for its share of the joint venture’s operating results compared to a net loss recorded of approximately $(4,000) for the same period in 2011. The carrying value at March 31, 2012 and December 31, 2011, was approximately $28,000 and $30,000, respectively, which is included in intangibles and other assets, net, in the accompanying condensed consolidated balance sheets. The operating agreement governing HP contains a buy/sell feature that can be exercised for a price established by the HP member who initiates the buy/sell feature. The HP member that receives the offer can elect to buy the other member’s interest or sell its interest at the offered price.

J. Income Taxes

At March 31, 2012, the Company maintains a liability of $33,000, for unrecognized tax benefits. Although the Company believes it has adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

The Company records interest and penalties related to income taxes as a component of provision for income taxes. The Company recognized nominal interest and penalty expense for the three months ended March 31, 2012 and 2011.

Tax years 2006 through 2011 remain subject to examination by the IRS, and 2007 through 2011 tax years remain subject to examination by Massachusetts, and 2006 through 2011 by various other jurisdictions.

K. Related Party Transactions

On October 26, 2007, the disinterested members of the Audit Committee of the Board of Directors approved a $5,000,000 subordinated debt financing facility in the form of senior subordinated notes as part of a plan to refinance the Company’s former subordinated debt with Patriot Capital. The new sub-debt facility was led by BCA Mezzanine Fund, L.P., which participated at $2,000,000 (in which Company Board member Gregory Mulligan holds a management position and indirect economic interest). The subordinated notes were consummated as of December 11, 2007. Except as noted above with respect to Mr. Mulligan, there is no relationship, arrangement or understanding between the Company and any of the subordinated holders or any of their affiliates, other than in respect of the loan agreement establishing and setting forth the terms and conditions of the subordinated notes. For the three months ended March 31, 2011 the Company recognized $175,000 in interest expense for the subordinated notes payable, which was paid on March 28, 2011.

On March 28, 2011, the Company repaid these subordinated notes and $423,000 of deferred interest from the proceeds of $5,500,000 in term notes. The warrants issued in connection with the subordinated notes are still outstanding and terminate on December 10, 2016.

In October of 2004, the Company entered into a lease agreement with a minority stockholder. The agreement, which relates to the Plaistow, NH retail store, is a five-year lease with options to extend for an additional fifteen years. In October 2009, the Company exercised its first option to extend the lease for additional five years. During the three months ended March 31, 2012 and 2011, the Company expensed in connection with this lease $53,000 and $52,000, respectively.

In order to expedite the efficient build-out of leasehold improvements in its new retail stores, the Company utilizes the services of a real estate development company owned by a non-executive Company employee and minority stockholder to source construction services and retail fixtures. Total payments made to the real estate development company for the three months ended March 31, 2012 and 2011, consisting primarily of reimbursements for materials and outside labor for the fit-up of stores, were $142,000 and $20,000, respectively.

L. Commitments and Contingencies

Lease Commitments

The Company leases its facilities and certain fixed assets that may be purchased for a nominal amount on the expiration of the leases under non-cancelable operating and capital leases that extend through 2019. These leases, which may be renewed for periods ranging from one to five years, include fixed rental agreements as well as agreements with rent escalation clauses.

In connection with retail locations, the Company enters into various operating lease agreements, with escalating rental payments. The effects of variable rent disbursements have been expensed on a straight-line basis over the life of the lease. As of March 31, 2012 and December 31, 2011, there was approximately $646,000 and $618,000, respectively, of deferred rent recorded in accrued expenses and other current liabilities.

Contingencies

From time to time, the Company is exposed to litigation relating to our products and operations. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material, adverse affect on our financial condition or results of operations.

M. Interest Rate Swap

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

The Company designated this interest rate swap contract as an effective cash flow hedge. The Company adjusts the interest rate swap to fair value with the change accounted for through other comprehensive income, as the contracts are considered effective in offsetting the interest rate exposure of the forecasted interest rate payments hedged. The Company anticipates that this contract will continue to be effective as long as there are no pre-payments of the hedged portion of the term note. The Company does not believe any of the amounts currently reported in accumulated other comprehensive loss will be reclassified into earnings in 2012. The fair value of the interest rate swap at March 31, 2012 and December 31, 2011 was a liability of $305,303 and $321,879, respectively.

The Company does not hold any derivative instruments that are not designated as a hedging instrument. The following table presents information about the fair value of the Company’s derivative instruments that have been designated as hedging instruments as of March 31, 2012 and December 31, 2011.

	Liability Derivatives as of:
	March 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contract	Interest rate swap derivative	$305,303	Interest rate swap derivative	$321,879

The following table presents information about the effects of the Company’s derivative instruments:

	september 31,	september 31,	september 31,
	Location of Gain Recognized on Derivative	Amount of Gain Recognized Net of Tax, in Other Comprehensive Loss for the three months ended March 31
		2012	2011
Interest rate swap contact	Other comprehensive gain	$9,708	—

N. Fair Value

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

The Company accounts for its interest rate swap as a derivative financial instrument in accordance with the related guidance. Under this guidance, derivatives are carried on the balance sheet at fair value. The fair value of the Company’s interest rate swap is determined based on observable market data in combination with expected cash flows. The fair value of the Company’s interest rate swap was determined using projected future cash flows, discounted at the mid-market implied forward LIBOR. The value at March 31, 2012 is included in long-term liabilities.

The following table presents the financial instruments carried at fair value as of March 31, 2012 in accordance with the FASB ASC 820 hierarchy noted above:

	Level 1	Level 2	Level 3	Total
Interest Rate Swap Contract as of March 31, 2012	—	$(305,303)	—	$(305,303)

O. Recent Accounting Pronouncements

In May 2011, the FASB issued an amendment to ASU 2011-04, Fair Value Measurement and disclosure. Among other things, the guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for measurement of the fair value of financial assets and liabilities as well as instruments classified in shareholders’ equity. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting pronouncement did not have a material impact on our financial statements.

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

P. Subsequent Events

On May 10, 2012, RBS Citizens Bank N.A. approved the renewal of the Company’s $13,000,000 revolving line of credit under the existing terms with the maturity date being extended to April 30, 2014 and the elimination of the tangible net worth covenant.

The Company has evaluated all events or transactions through the date of this filing. During this period, the Company did not have any other material subsequent events that impacted its condensed consolidated financial statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words “projected”, “anticipated”, “planned”, “expected”, and similar expressions are intended to identify forward-looking statements. In particular, statements regarding future financial targets or trends are forward-looking statements. Forward-looking statements are not guarantees of our future financial performance, and undue reliance should not be placed on them. Our actual results, performance or achievements may differ significantly from the results, performance or achievements discussed in or implied by the forward-looking statements. Factors that could cause such a difference are detailed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“fiscal 2011”) and in our subsequent periodic reports on Form 10-Q. We disclaim any intent or obligation to update any forward-looking statement.

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

The Company achieved revenue growth during 2011 and for the first quarter of 2012, especially in its retail stores. As a result the Company opened two new stores in 2011, and will be opening an additional store in Warrington, PA in the second quarter of 2012. The Company will continue to seek other new store locations that may be opened in 2012. However, our strategy to increase the number of retail store locations is based on finding optimal locations where demand for equestrian products is high and adequate capital to invest in its store expansion plan.

Consolidated Performance and Trends

The Company reported net income in the first quarter of 2012 of $221,000 or $0.04 per share, compared to net income of $125,000 or $0.02 per share for the corresponding period in 2011, an increase of 76.7%.

The first quarter of 2012 results reflect our continuing efforts to execute our growth strategy in the retail market channel where revenues increased 30.8% to $6.8 million in the quarter. This trend of increased revenue in the retail market channel may be slowed or eroded by delays in the execution of our new store expansion strategy, constraints in available capital, and interim declines in consumer demand at our retail stores impacted by lingering effects of the recent global financial and credit crisis. The Company responds to fluctuations in revenues primarily by delaying the opening of new stores, adjusting marketing efforts and operations to support our retail stores and managing costs. The success of our new store growth plan is dependent upon the response of our customers to these marketing strategies and evolving market conditions. Our direct market channel revenues decreased 5.0%, to $11.5 million in the first quarter of 2012, due to a reduced consumer spending and a shift by some consumers to shop more in stores. We respond to fluctuations in our direct customers’ response by adjusting the quantities of catalogs mailed and other internet marketing and customer-related strategies and tactics in order to maximize revenues and manage costs.

Given continued economic uncertainty, it is very difficult to accurately predict economic trends; however, the increase in consumer sentiment since 2008 and the Company’s store sales, have given us confidence to resume our store rollout strategy which commenced in the second quarter of 2011 and will continue throughout 2012.

Single Reporting Segment

The Company operates and manages its business as one operating segment utilizing a multi-channel, distribution strategy.

Results of Operations

The following table sets forth our unaudited results of operations as a percentage of revenues for the periods shown (1):

	Three Months Ended
	March 31, 2012	March 31, 2011
Revenues, net	100.0%	100.0%
Cost of revenues	61.4	62.0
Gross profit	38.6	38.0
Selling, general and administrative expenses	35.7	34.2
Income from operations	2.9	3.8
Interest expense, financing and other related costs, net	0.6	2.2
Other investment income (loss)	0.0	(0.1)
Income before income tax provision	2.3	1.5
Provision for income taxes	1.1	0.7
Net income	1.2	0.7

(1)	Certain of these amounts may not properly sum due to rounding

The following table presents certain selected unaudited operating data (dollars in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011
Revenues, net – direct	$11,460	$12,067
Revenues, net – retail stores	6,828	5,218

Revenues, net – total	$18,288	$17,285

Other operating data:
Number of retail stores (1)	15	13
Capital expenditures	442	121
Gross profit margin	38.6%	38.0%
Adjusted EBITDA (2)	792	893
Adjusted EBITDA margin (2)	4.3%	5.2%

(1)	Includes fourteen Dover-branded stores and one Smith Brothers store at March 31, 2012.

(2)	When we use the term “Adjusted EBITDA”, we are referring to net income minus interest income and other income plus interest expense, income taxes, non-cash stock-based compensation, depreciation, amortization and other investment (income) loss, net. We present Adjusted EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

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

•	Although stock-based compensation is a non-cash charge, additional stock options might be granted in the future, which might have a future dilutive effect on earnings and earnings per share; and

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table reconciles net income to Adjusted EBITDA (in thousands):

	Three Months Ended
	March 31,	March 31,
	2012	2011
Net income	$221	$125
Depreciation	207	181
Amortization of intangible assets	—	2
Stock-based compensation	63	62
Interest expense, financing and other related costs, net	108	374
Other investment (income) loss, net	(7)	21
Provision for income taxes	200	128

Adjusted EBITDA (1)	$792	$893

(1)	Includes the cumulative impact of gift card breakage income of $684 for the three months ending March 31, 2012.

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Revenues

Total revenues increased $1.0 million, or 5.8%, to $18.3 million for the three months ended March 31, 2012 from $17.3 million for the three months ended March 31, 2011. Revenues in our direct market channel decreased $0.6 million, or 5.0%, to $11.5 million from $12.1 million in the corresponding period in 2011. Revenues in our retail market channel increased $1.6 million, or 30.8%, to $6.8 million from $5.2 million in 2011. The decrease in our direct market channel was due to weakness in consumer spending in this channel. The increase in revenues from our retail market channel was due to strong sales growth from our newer stores as they mature, two additional retail stores and promotions. Same store sales for the three month period increased 16.1% over the prior year. In addition, breakage income of $727,094, including a cumulative impact of $684,007, was recognized during the three months ending March 31, 2012. There was no breakage recorded for the same period in 2011.

Gross Profit

Gross profit for the three months ended March 31, 2012 increased $0.5 million, or 7.5%, to $7.1 million as compared to the corresponding period in 2011. Gross profit, as a percentage of revenues, for the three months ended March 31, 2012 increased 0.6% to 38.6% from 38.0% for the corresponding period in 2011. The increase in gross profit as a percentage of revenues was attributable to increased revenue from the breakage income recorded in Q1 2012.

Selling, General and Administrative

Selling, general and administrative expenses increased $0.6 million, or 10.4% to $6.5 million for the three months ended March 31, 2012 from $5.9 million for the three months ended March 31, 2011. SG&A expenses, as a percentage of revenues, increased to 35.7% of revenues from 34.2% of revenues for the corresponding period in 2011 as a result of increased costs in 2012 and slow sales growth. SG&A increased primarily as a result of an additional $578,000 in marketing costs.

Interest Expense

Interest expense, including amortization of financing costs, attributed to our term note and revolving credit facility decreased $265,000 or 71.0%, to $108,000 from $374,000 due to the refinancing of our subordinated notes with a term note from our bank.

Other Investment Income

Net income from investment activities consists of the Company’s share of net earnings or loss of its affiliate as they occur. The Company’s net investment gain for the three months ending March 31, 2012 was $7,000, an increase of $28,000 over its net investment loss of $21,000 in 2011. The Company’s investment income or loss from investment activities are related to our investments in Hobby Horse Clothing Company, Inc. (“HH”) and Horsepharm, LLC.

Income Tax Provision

The provision for income taxes was $200,000 for the three months ended March 31, 2012, reflecting an effective tax rate of 48%, compared to $128,000 for the corresponding period in 2011, reflecting an effective tax rate of 51%. The effective tax rate for the quarter was based upon management’s best estimates of the estimated effective rates for each entire year.

Net Income

The net income for the first quarter of 2012 increased by $96,000, or 76.7%, to $221,000, compared to $125,000 in the first quarter of 2011. This increase in the net income was due primarily to increased revenue from the retail market channel and gift certificate breakage, offset by SG&A expenses related to marketing costs. The resulting quarterly income per diluted share increased to $0.04 in the first quarter of 2012 compared to $0.02 per diluted share for the corresponding period in 2011.

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

Liquidity and Capital Resources

For the three months ended March 31, 2012, our cash was reduced by $133,000. Cash was utilized primarily for seasonal working capital requirements. The source for cash generated related to increased balances in depreciation and amortization and increased borrowings under our revolving credit facility. On March 28, 2011 the Company amended its line of credit facility with the bank with the potential to increase the available credit from $13,000,000 up to $20,000,000 at the bank’s discretion. On March 28, 2011 the Company also refinanced the $5,000,000 Senior Subordinated Notes plus deferred interest from proceeds of a $5,500,000 term note facility from the bank at a reduced interest rate. The Company was in compliance with all covenants under both credit facilities as of March 31, 2012. Effective as of April 30, 2012 the tangible net worth covenant has been eliminated.

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

Operating Activities

Cash utilized in our operating activities for the three months ended March 31, 2012 was $2.5 million compared to $4.0 million for the corresponding period in 2011. For the three months ended March 31, 2012, cash outflows consisted primarily of seasonal increases in inventory and initial stocking of new stores, deferred taxes and prepaid and other assets of $0.9 million, as well as reductions in accrued expenses, gift certificate liability and other current liabilities, income taxes payable and accounts payable of $2.3 million. Cash inflows were attributable to the results of operations which consisted of net income, reduction in accounts receivable, non-cash expenses of depreciation, amortization and non-cash interest and other expenses, totaling $0.7 million of cash. For the three months ended March 31, 2011, cash utilized by our operating activities was $4.0 million. Cash outflows consisted primarily of seasonal increases in inventory, payment of deferred interest and prepaid and other assets of $2.6 million, as well as reductions in accrued expenses, income taxes payable, other current liabilities, and accounts payable of $2.1 million. The results of operations consisted of the net income, reduction in accounts receivable, non-cash expenses of depreciation, amortization and non-cash interest and other expenses, totaling $0.7 million of cash.

Investing Activities

Cash utilized from our investing activities was $463,000 for the three months ended March 31, 2012 compared to cash utilized of $121,000 for the corresponding period in 2011. Investing activities consisted primarily of retail store improvement costs and new store fixtures. As additional stores are opened, the Company invests in inventory in order to initially stock the store with product.

Financing Activities

Net cash provided by our financing activities was $2.9 million for the three months ended March 31, 2012, compared to $3.6 million provided in the corresponding period in 2011. For the three months ended March 31, 2012, we funded our seasonal operating activities and investing activities with net borrowings of $3.5 million under our revolving credit. For the three months ended March 31, 2011, we funded our seasonal operating and investing activities with net borrowings of $1.3 million under our revolving credit facility as well as paying our subordinated note of $5.0 million and borrowing under a new term note for $5.5 million.

Revolving Credit Facility

On March 28, 2011, the Company and its bank, RBS Citizens, N.A., amended the revolving line of credit agreement in connection with the refinancing of the $5,000,000 senior subordinated notes. On May 10, 2012, the Company extended the revolving line of credit to April 30, 2014. Under the amended revolving line of credit, the Company can borrow up to $13,000,000, of which up to $1,000,000 can be in the form of letters of credit, and increase this amount up to $20,000,000 at the discretion of the bank. Any outstanding balances borrowed under the credit facility are due April 30, 2014. The credit facility bears interest at the base rate, announced from time to time by the bank, plus an applicable margin determined by the Company’s funded debt ratio. As of March 30, 2012, the LIBOR rate (base rate) was 0.24%, plus the applicable margin of 2.20%. Interest is payable monthly. At its option, the Company may have all or a portion of the unpaid principal under the credit facility bear interest at a base rate using either LIBOR or the prime rate.

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

At March 31, 2012, the Company had the ability to borrow $13,000,000 on the revolving line of credit, subject to certain covenants, of which there was $4,455,000 outstanding, bearing interest at the net revolver rate of 2.44%. At December 31, 2011, the Company had $987,000 outstanding.

Term Notes, Senior Subordinated Notes Payable and Warrants

On March 28, 2011, the Company borrowed $5,500,000 in the form of a 7-year term note from the bank to refinance the $5,000,000 senior subordinated notes and deferred interest on those notes. The initial floating rate interest on the $1,600,000 of principal (the variable interest rate portion of the term note) was 5.4% consisting of a 1.0% LIBOR floor plus a 4.4% margin. The initial floating rate interest on the $3,900,000 of principal (fixed portion of the term note with the interest rate swap discussed below) was LIBOR plus 4.4%. On April 1, 2011, the Company entered into an interest rate swap contract to fix the interest rate at 7.4% on $3,900,000 of the term note principal. The remaining $1,600,000 of the principal bears a floating rate based on a base rate, with a minimum of 1.0% as announced from time to time by the bank, plus a 4.4% margin. As of December 31, 2011, the LIBOR rate (base rate) was 0.24%. The combined interest rate of 1.0% and 4.4% resulted in a total interest rate of 5.4% at March 31, 2012. Interest is payable monthly. The Company is obligated to repay $786,000 of principal annually commencing in April 2013 and extending to March 2018. The Company is further obligated to accelerate repayment of up to $1,600,000 in principal in the event it has excess cash flow determined by a cash flow recapture formula. All assets of the Company collateralize the term note facility. Under the terms of the term note facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios, minimum fixed charge ratios, current asset ratios, and maximum capital expenditures. At March 31, 2012, the Company was in compliance with all of the covenants under the term note facility.

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

As of March 31, 2012 and December 31, 2011, the $5,500,000 of term notes on the consolidated balance sheet, reflect the $5,500,000 face value.

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

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2011 Annual Report on Form 10-K, filed on March 29, 2012, in Note 2 of the Notes to the Consolidated Financial Statements and the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations; as supplemented by the disclosures in this Quarterly Report in the Notes to Condensed Consolidated Financial Statements. As discussed in Note B of the Notes to the unaudited Condensed Consolidated Financial Statements, beginning in the first quarter of 2012, we began to recognize income from the breakage of gift cards when the likelihood of redemption of the gift card is remote. In addition, we define our same store sales to include sales from all stores open for a full fifteen months following a grand opening, or a conversion to a Dover-branded store.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

At March 31, 2012, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended December 31, 2011. More detailed information concerning market risk can be found in Item 7A under the sub-caption “Quantitative and Qualitative Disclosures about Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 32 of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Interest Rate Sensitivity

The Company had cash and cash equivalents totaling $180,000 at March 31, 2012. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We intend to maintain our portfolio of cash equivalents, including money market funds and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. As of March 31, 2012, all of our investments were held in money market funds.

The Company’s exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay our outstanding debt instruments, primarily certain borrowings under our revolving credit facility and on the $1,600,000 of the term notes that bear interest at a floating rate. The advances under this revolving credit facility and the $1,600,000 of principal of the term note bear a variable rate of interest determined as a function of the prime rate and the published LIBOR rate at the time of the borrowing. If interest rates were to increase by two percent, the additional interest expense as of March 31, 2012 would be approximately $89,000 annually. At March 31, 2012, $4,454,711 was outstanding under our revolving credit facility.

Item 4. Controls and Procedures.

The Company’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

The Company maintains certain internal controls over financial reporting that are appropriate, in management’s judgment with similar cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is exposed to litigation relating to our products and operations. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material, adverse affect on the Company’s financial condition or results of operations.

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the specific risk factors listed under Part I, Item 1A of our Annual Report for the year ended December 31, 2011 on Form 10-K filed with the SEC on March 29, 2012, together with all other information included or incorporated in our reports filed with the Securities and Exchange Commission. Any such risks may materialize, and additional risks not known to us, or that we now deem immaterial, may arise. In such event, our business, financial condition, results of operations or prospects could be materially adversely affected. If that occurs, the market price of our common stock could fall, and you could lose all or part of your investment.

This Quarterly Report on Form 10-Q includes or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the use of the words “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “estimates”, and other similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made. We have included important factors in the cautionary statements below that we believe could cause actual results to differ materially from the forward-looking statements contained herein. The forward-looking statements do not reflect the potential impact of any future acquisitions, mergers or dispositions. We do not assume any obligation to update any forward-looking statements contained herein. In addition to the list of significant risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, we continue to call your attention to the following information that might be considered material in evaluating the risks of our business and an investment in our common stock:

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

During 2009 and 2010, through our cost-cutting initiatives, we reduced operating expenses. Much of these savings were achieved through decreased marketing expenditures and reductions in labor hours, which were continued through the first quarter of 2011. We believe these measures were necessary and appropriate to maintain the health of our business in response to current economic conditions. However, as we renew our efforts to stimulate demand, some of our historic cost-cutting measures may also have some negative effects on our ability to accelerate sales growth in the short run.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not issue or sell any equity securities in the three months ended March 31, 2012.

Item 3. Defaults Upon Senior Securities.

There were no defaults on the Company’s senior securities in the three months ended March 31, 2012.

Item 4. Mine Safety Disclosures.

Not Applicable

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

DOVER SADDLERY, INC.

Dated: May 14, 2012	By:	/s/ David R. Pearce
David R. Pearce, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Number	Description

*31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

*31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

‡32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.
‡	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement