Form 10-Q
period 2012-06-30
DOVER SADDLERY INC
filed 2012-08-14
CIK 1071625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended June 30, 2012

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

Yes  ☐             No  ☒

Shares outstanding of the registrant’s common stock (par value $0.0001) on August 2, 2012: 5,332,738

DOVER SADDLERY, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DOVER SADDLERY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$177	$313
Accounts receivable	832	811
Inventory	20,140	19,383
Prepaid catalog costs	890	1,273
Prepaid expenses and other current assets	949	896
Deferred income taxes	243	261

Total current assets	23,231	22,937
Net property and equipment	4,364	3,667
Other assets:
Deferred income taxes	1,099	1,018
Intangibles and other assets, net	655	571

Total other assets	1,754	1,589

Total assets	$29,349	$28,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation and outstanding checks	$643	$1,100
Accounts payable	1,313	2,201
Accrued expenses and other current liabilities	4,181	5,741
Income taxes payable	—	308

Total current liabilities	6,137	9,350

Long-term liabilities:
Revolving line of credit	4,554	987
Term Note	5,500	5,500
Capital lease obligation, net of current portion	160	16
Interest rate swap contract	341	322

Total long-term liabilities	10,555	6,825
Stockholders’ equity:
Common Stock, par value $0.0001 per share; 15,000,000 shares authorized; 5,332,738 issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	1	1
Additional paid in capital	45,840	45,716
Treasury stock, 795,865 shares at cost	(6,082)	(6,082)
Other comprehensive loss	(200)	(190)
Accumulated deficit	(26,902)	(27,427)

Total stockholders’ equity	12,657	12,018

Total liabilities and stockholders’ equity	$29,349	$28,193

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues, net	$20,971	$20,247	$39,259	$37,533
Cost of revenues	13,153	12,767	24,381	23,484

Gross profit	7,818	7,480	14,878	14,049
Selling, general and administrative expenses	7,117	6,306	13,654	12,227

Income from operations	701	1,174	1,224	1,822
Interest expense, financing and other related costs, net	153	103	262	477
Other investment income	(24)	(37)	(30)	(16)

Income before income tax provision	572	1,108	992	1,361
Provision for income taxes	268	481	467	609

Net income	$304	$627	$525	$752

Net income per share
Basic	$0.06	$0.12	$0.10	$0.14

Diluted	$0.05	$0.12	$0.09	$0.14

Number of shares used in per share calculation
Basic	5,333,000	5,288,000	5,333,000	5,287,000
Diluted	5,567,000	5,413,000	5,580,000	5,339,000

DOVER SADDLERY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Net income	$304	$627	$525	$752
Other comprehensive loss:
Change in fair value of interest rate swap contract, net of tax	(20)	(103)	(10)	(103)

Total comprehensive income	$284	$524	$515	$649

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

(In thousands, unaudited)

	Six Months Ended
	June 30, 2012	June 30, 2011
Operating activities:
Net income	$525	$752
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	424	369
Deferred income taxes	(54)	(36)
Income from investment in affiliates, net	(30)	(16)
Stock-based compensation	124	124
Gift card breakage income	(770)	—
Non-cash interest expense	6	213
Payment of deferred interest	—	(423)
Changes in current assets and liabilities:
Accounts receivable	(21)	(293)
Inventory	(757)	(2,416)
Prepaid catalog costs and other current assets	330	(143)
Accounts payable	(909)	(149)
Accrued expenses, other current liabilities and income taxes payable	(1,098)	(1,898)

Net cash used in operating activities	(2,230)	(3,916)
Investing activities:
Purchases of property and equipment	(945)	(402)
Investment in affiliates	(10)	—
Change in other assets	(37)	—

Net cash used in investing activities	(992)	(402)
Financing activities:
Borrowings under revolving line of credit, net	3,567	3,450
Repayment of subordinated notes	—	(5,000)
Borrowing under term note	—	5,500
Change in outstanding checks	(436)	—
Payments on capital leases	(32)	(43)
Payment of debt commitment fees	(13)	(54)
Proceeds from exercise of stock options	—	15

Net cash provided by financing activities	3,086	3,868

Net decrease in cash and cash equivalents	(136)	(450)

Cash and cash equivalents at beginning of period	313	745

Cash and cash equivalents at end of period	$177	$295

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$265	$712

Income taxes	$892	$981

Supplemental disclosure of non-cash financing activities
Equipment acquired under capital leases	$176	$—

Change in fair value of interest rate swap	$(19)	$(174)

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A. Nature of Business and Basis of Preparation

Dover Saddlery, Inc., a Delaware corporation (the “Company”), is a leading specialty retailer and the largest multi-channel marketer of equestrian products in the United States. The Company sells its products through a multi-channel strategy, including direct and retail, with stores located in Massachusetts, New Hampshire, Delaware, Texas, Maryland, Virginia, New Jersey, Georgia, Colorado, Illinois, Pennsylvania and Rhode Island. The Company provides a complete line of equestrian products, as well as specially–developed, private label offerings from its direct marketing headquarters, warehouse, and call center facility in Littleton, Massachusetts.

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

The Company views its operations and manages its business as one operating segment utilizing a multi-channel distribution strategy. Market channel revenues are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues, net – direct	$11,574	$12,172	$23,034	$24,240
Revenues, net – retail stores	9,397	8,075	16,225	13,293

Revenues, net – total	$20,971	$20,247	$39,259	$37,533

The accompanying condensed consolidated financial statements comprise those of the Company, its wholly-owned subsidiaries, and its investment in affiliates. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 are unaudited. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2011 and include all adjustments, consisting of only usual recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results expected for the full year ended December 31, 2012.

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

The Company determines its gift card breakage rate based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be reasonably estimated at the time of gift card issuance. From the point which the likelihood of redemption is deemed to be remote (gift cards that were issued three years prior and remain unredeemed) and for which there is no legal obligation to remit the value of such unredeemed gift cards to any relevant jurisdictions, breakage income is recognized over a two year period. Breakage income for the three months ending June 30, 2012 of $43,088 was recognized as revenue, net, in the accompanying condensed consolidated statement of income and comprehensive income. Breakage income for the six months ending June 30, 2012 of $770,182, which including the cumulative impact of the change of $684,007, was recognized as revenue, net, in the accompanying condensed consolidated statement of income and comprehensive income. There was no breakage recorded for the same periods in 2011.

C. Accounting for Stock-Based Compensation

The Company recognizes, as stock-based compensation, the fair value of stock-based awards on a straight-line basis over the requisite service period of the award. Stock-based compensation for the three months ended June 30, 2012 and 2011 was $62,000 and $62,000, respectively. For the six months ended June 30, 2012 and 2011, stock-based compensation was $124,000 and $124,000, respectively.

There was no activity related to stock option grants, exercises or forfeitures for the six months ended June 30, 2012.

The amount of future stock-based compensation expense that may be recognized for outstanding, unvested options as of June 30, 2012 was approximately $691,000, to be recognized on a straight-line basis over the employee’s remaining weighted average requisite service period of 3.6 years. As of June 30, 2012, the intrinsic value of all “in the money” outstanding options was approximately $837,000.

D. Inventory

Inventory consists of finished goods in the Company’s mail-order warehouse and retail stores. The Company’s inventories are stated at the lower of cost, with cost determined by the first-in, first-out (FIFO) method, or net realizable value. The Company maintains a reserve for excess and obsolete inventory. This reserve was $120,000 as of June 30, 2012 and December 31, 2011. The Company continuously monitors the salability of its inventories to ensure adequate valuation of the related merchandise.

E. Advertising

The Company recognizes deferred costs over the period of expected future revenue, which is typically less than one year. Deferred costs as of June 30, 2012 and December 31, 2011 were $890,000 and $1,273,000, respectively and consisted of catalog costs. The combined marketing and advertising costs charged to selling, general, and administrative expenses for the three months ended June 30, 2012 and 2011 were $2,186,000 and $2,155,000, respectively. For the six months ended June 30, 2012 and 2011, combined marketing and advertising costs charged to selling, general, and administrative expenses were $4,285,000 and $3,677,000, respectively.

F. Other Comprehensive Loss

Other comprehensive loss is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. Other comprehensive loss includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s only item of other comprehensive loss was the change in fair value of an interest rates swap. The other comprehensive loss, net of taxes, for the three months ended June 30, 2012 and 2011 was $20,000 and $103,000, respectively. The other comprehensive loss, net of taxes, for the six months ended June 30, 2012 and 2011 was $10,000 and $103,000, respectively.

G. Net Income Per Share

A reconciliation of the number of shares used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Basic weighted average common shares outstanding	5,333	5,288	5,333	5,287
Add: Dilutive effect of assumed stock option and warrant exercises less potential incremental shares purchased under the treasury method	234	125	247	52
Diluted weighted average common shares outstanding	5,567	5,413	5,580	5,339

For the three and six months ended June 30, 2012 and 2011, approximately 369,000 options and 423,000 options, respectively, to acquire common stock were excluded from the diluted weighted average shares calculation as the effect of such options is anti-dilutive.

H. Financing Agreements

Revolving Credit Facility

On March 28, 2011, the Company and its bank, RBS Citizens, N.A., amended the revolving line of credit agreement in connection with the refinancing of the $5,000,000 senior subordinated notes. On May 10, 2012, the Company extended the revolving line of credit to April 30, 2014. Under the amended revolving line of credit, the Company can borrow up to $13,000,000, of which up to $1,000,000 can be in the form of letters of credit, and increase this amount up to $20,000,000 at the discretion of the bank. Any outstanding balances borrowed under the credit facility are due April 30, 2014. The credit facility bears interest at the base rate, announced from time to time by the bank, plus an applicable margin determined by the Company’s funded debt ratio. As of June 30, 2012, the LIBOR rate (base rate) was 0.24%, plus the applicable margin of 2.20%. Interest is payable monthly. At its option, the Company may have all or a portion of the unpaid principal under the credit facility bear interest at a base rate using either LIBOR or the prime rate.

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

At June 30, 2012, the Company had the ability to borrow $13,000,000 on the revolving line of credit, subject to certain covenants, of which there was $4,554,000 outstanding, bearing interest at the net revolver rate of 2.44%. At December 31, 2011, the Company had $987,000 outstanding. At June 30, 2012, the Company was in compliance with all of the covenants under the revolving line of credit.

Term Notes, Senior Subordinated Notes Payable and Warrants

On March 28, 2011, the Company borrowed $5,500,000 in the form of a 7-year term note from the bank to refinance the $5,000,000 senior subordinated notes and deferred interest on those notes. The initial floating rate interest on the $1,600,000 of principal (the variable interest rate portion of the term note) was 5.4% consisting of a 1.0% LIBOR floor plus a 4.4% margin. The initial floating rate interest on the $3,900,000 of principal (fixed portion of the term note with the interest rate swap discussed below) was LIBOR plus 4.4%. On April 1, 2011, the Company entered into an interest rate swap contract to fix the interest rate at 7.4% on $3,900,000 of the term note principal. The remaining $1,600,000 of the principal bears a floating rate based on a base rate, with a minimum of 1.0% as announced from time to time by the bank, plus a 4.4% margin. As of June 30, 2012, the LIBOR rate (base rate) was 0.24%. The combined interest rate of 1.0% and 4.4% resulted in a total interest rate of 5.4% at June 30, 2012. Interest is payable monthly. The Company is obligated to repay $786,000 of principal annually commencing in April 2013 and extending to March 2018. The Company is further obligated to accelerate repayment of up to $1,600,000 in principal in the event it has excess cash flow determined by a cash flow recapture formula. All assets of the Company collateralize the term note facility. Under the terms of the term note facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios, minimum fixed charge ratios, current asset ratios, and maximum capital expenditures. At June 30, 2012, the Company was in compliance with all of the covenants under the term note facility.

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

As of June 30, 2012 and December 31, 2011, the $5,500,000 of term notes on the condensed consolidated balance sheets, reflect the $5,500,000 face value.

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

The Company’s outstanding amounts under the unsecured revolving credit facility and term note (“Credit Facility”) are not measured at fair value on the accompanying condensed consolidated balance sheets. The Company determines the fair value of the amounts outstanding under the Credit Facility using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility is valued using level 2 inputs. The results of these calculations yield fair values that approximate carrying values. The fair value of our Credit Facility was $10,054,000 and $6,487,000 as of June 30, 2012 and December 31, 2011, respectively.

I. Investment in Affiliates

On April 11, 2008, the Company acquired 40% of the common stock of Hobby Horse Clothing Company (“HH”), a privately-owned company, in exchange for 81,720 shares of unregistered Dover common stock. The Company accounts for this investment using the equity method. The total acquisition costs included $380,000 in common stock, as well as $33,300 in professional fees. Based on the purchase allocation, the total acquisition cost of $413,300 was allocated to the fair value of the Company’s share of net assets acquired, including approximately $138,000 of intangible assets, which represents the difference between the costs and underlying equity in HH’s net assets at the date of acquisition.

The Company’s equity share of HH’s net income, including the intangible asset customer list amortization (resulting from the purchase price allocation) is reflected as other investment income in the accompanying consolidated statements of income and comprehensive income. The Company recorded a net gain of approximately $26,000 for the three months ending June 30, 2012 compared to a net gain recorded of approximately $41,000 for the same period in 2011. The Company recorded a net gain of approximately $34,000 for the six months ending June 30, 2012 compared to a net gain recorded of approximately $24,000 for the same period in 2011. The resulting carrying value at June 30, 2012 and December 31, 2011 is approximately $314,000 and $270,000, respectively and is included in intangibles and other assets, net, in the accompanying condensed consolidated balance sheets.

In May 2010, the Company launched a joint venture to provide equine pharmaceuticals to the equine marketplace. The venture, HorsePharm.com, LLC (“HP”), was established as a limited liability company, and Dover has a non-controlling interest of 50%. The Company accounts for this investment using the equity method. Thus, during the second quarter of 2010, Dover recorded its portion of the initial investment in HP of $60,000. For the second quarter of 2012 the Company recorded a net loss of approximately $(2,000) for its share of the joint venture’s operating results compared to a net loss recorded of approximately $(4,000) for the same period in 2011. The Company recorded a net loss of approximately $(3,000) for the six months ending June 30, 2012 compared to a net loss recorded of approximately $(8,000) for the same period in 2011. The carrying value at June 30, 2012 and December 31, 2011 is approximately $26,000 and $30,000, respectively, which is included in intangibles and other assets, net, in the accompanying condensed consolidated balance sheets. The operating agreement governing HP contains a buy/sell feature that can be exercised for a price established by the HP member who initiates the buy/sell feature. The HP member that receives the offer can elect to buy the other member’s interest or sell its interest at the offered price.

J. Income Taxes

At June 30, 2012, the Company maintains a liability of $33,000, for unrecognized tax benefits. Although the Company believes it has adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

The Company records interest and penalties related to income taxes as a component of provision for income taxes. The Company recognized nominal interest and penalty expense for the six months ended June 30, 2012 and 2011.

Tax years 2006 through 2011 remain subject to examination by the IRS; 2007 through 2010 tax years remain subject to examination by Massachusetts; and 2006 through 2010 tax years remain subject to examination by various other jurisdictions.

K. Related Party Transactions

On October 26, 2007, the disinterested members of the Audit Committee of the Board of Directors approved a $5,000,000 subordinated debt financing facility in the form of senior subordinated notes as part of a plan to refinance the Company’s former subordinated debt with Patriot Capital. The new sub-debt facility was led by BCA Mezzanine Fund, L.P., which participated at $2,000,000 (in which Company Board member Gregory Mulligan holds a management position and indirect economic interest). The subordinated notes were consummated as of December 11, 2007. Except as noted above with respect to Mr. Mulligan, there is no relationship, arrangement or understanding between the Company and any of the subordinated holders or any of their affiliates, other than in respect of the loan agreement establishing and setting forth the terms and conditions of the subordinated notes. For the six months ended June 30, 2011 the Company recognized $175,000 in interest expense for the subordinated notes payable, which was paid on March 28, 2011.

On March 28, 2011, the Company repaid these subordinated notes and $423,000 of deferred interest from the proceeds of $5,500,000 in term notes. The warrants issued in connection with the subordinated notes are still outstanding and terminate on December 10, 2016.

In October of 2004, the Company entered into a lease agreement with a minority stockholder. The agreement, which relates to the Plaistow, NH retail store, is a five-year lease with options to extend for an additional fifteen years. In October 2009, the Company exercised its first option to extend the lease for an additional five years. During the three months ended June 30, 2012 and 2011, the Company expensed in connection with this lease $53,000 and $52,000, respectively. During the six months ended June 30, 2012 and 2011, the Company expensed in connection with this lease $107,000 and $105,000, respectively.

In order to expedite the efficient build-out of leasehold improvements in its new retail stores, the Company utilizes the services of a real estate development company owned by a non-executive Company employee and minority stockholder to source construction services and retail fixtures. Total payments made to the real estate development company for the three months ended June 30, 2012 and 2011, consisting primarily of reimbursements for materials and outside labor for the fit-up of stores, were $129,000 and $91,000, respectively. For the six months ended June 30, 2012 and 2011, reimbursements for materials and outside labor for the fit-up of stores, were $271,000 and $111,000, respectively.

L. Commitments and Contingencies

Lease Commitments

The Company leases its facilities and certain fixed assets that may be purchased for a nominal amount on the expiration of the leases under non-cancelable operating and capital leases that extend through 2022. These leases, which may be renewed for periods ranging from one to five years, include fixed rental agreements as well as agreements with rent escalation clauses.

In connection with retail locations, the Company enters into various operating lease agreements, with escalating rental payments. The effects of variable rent disbursements have been expensed on a straight-line basis over the life of the lease. As of June 30, 2012 and December 31, 2011, there was approximately $654,000 and $618,000, respectively, of deferred rent recorded in accrued expenses and other current liabilities.

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

The Company designated this interest rate swap contract as an effective cash flow hedge. The Company adjusts the interest rate swap to fair value with the change accounted for through other comprehensive income, as the contracts are considered effective in offsetting the interest rate exposure of the forecasted interest rate payments hedged. The Company anticipates that this contract will continue to be effective as long as there are no pre-payments of the hedged portion of the term note. The Company does not believe any of the amounts currently reported in accumulated other comprehensive loss will be reclassified into earnings in 2012. The fair value of the interest rate swap at June 30, 2012 and December 31, 2011 was a liability of $340,782 and $321,879, respectively.

The Company does not hold any derivative instruments that are not designated as a hedging instrument. The following table presents information about the fair value of the Company’s derivative instruments that have been designated as hedging instruments as of June 30, 2012 and December 31, 2011.

	Liability Derivatives as of:
	June 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contract	Interest rate swap derivative	$340,782	Interest rate swap derivative	$321,879

The following table presents information about the effects of the Company’s derivative instruments:

	Location of Loss Recognized on	Amount of Loss Recognized Net of Tax, in Other Comprehensive Loss for the six months ended June 30
	Derivative	2012	2011
Interest rate swap contact	Other comprehensive loss	$10,270	$103,266

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

The Company accounts for its interest rate swap as a derivative financial instrument in accordance with the related guidance. Under this guidance, derivatives are carried on the balance sheet at fair value. The fair value of the Company’s interest rate swap is determined based on observable market data in combination with expected cash flows. The fair value of the Company’s interest rate swap was determined using projected future cash flows, discounted at the mid-market implied forward LIBOR. The value at June 30, 2012 is included in long-term liabilities.

The following table presents the financial instruments carried at fair value as of June 30, 2012 in accordance with the FASB ASC 820 hierarchy noted above:

	Level 1	Level 2	Level 3	Total
Interest Rate Swap Derivative as of June 30, 2012	—	$(340,782)	—	$(340,782)

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

P. Subsequent Events

On May 31, 2012, the Company entered into a purchase agreement with Fools & Horses, LLC (“F&H”) for the purchase of its intangible assets for the price of $145,000. The Company also agreed to purchase inventory from F&H that the Company currently sells. F&H owned and operated an equestrian product store in Durham, NC located within the same market as a new store in Raleigh, NC the Company plans to open in Q4 of 2012. For the three months ending June 30, 2012 the Company made an initial payment of $25,000. In July, 2012 the Company made an additional payment of $25,000, at closing (anticipated to be August, 2012) the Company will pay $75,000 and the remaining balance of $20,000 shall be paid one year after the closing date. The $25,000 initial payment is included in intangibles and other assets, net in the accompanying condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words “projected”, “anticipated”, “planned”, “expected”, and similar expressions are intended to identify forward-looking statements. In particular, statements regarding future financial targets or trends are forward-looking statements. Forward-looking statements are not guarantees of our future financial performance, and undue reliance should not be placed on them. Our actual results, performance or achievements may differ significantly from the results, performance or achievements discussed in or implied by the forward-looking statements. Factors that could cause such a difference detailed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011(“fiscal 2011”) and in our subsequent periodic reports on Form 10-Q. We disclaim any intent or obligation to update any forward-looking statement.

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

The Company achieved revenue growth during 2011 and for the first quarter and second quarter of 2012, especially in its retail stores. As a result the Company opened two new stores in 2011, opened an additional store in Warrington, PA in June of 2012 and will potentially be opening two additional stores in the third quarter of 2012. The Company will continue to seek other new store locations that may be opened in 2012. However, our strategy to increase the number of retail store locations is based on finding optimal locations where demand for equestrian products is high and adequate capital to invest in its store expansion plan.

Consolidated Performance and Trends

The Company reported net income for the three months ended June 30, 2012 of $304,000 or $0.05 per share, compared to net income of $627,000 or $0.12 per share for the corresponding period in 2011, a decrease of 51.5%. The Company reported net income for the six months ended June 30, 2012 of $525,000 or $0.09 per share, compared to net income of $752,000 or $0.14 per share for the corresponding period in 2011.

The second quarter of 2012 results reflect our continuing efforts to execute our growth strategy in the retail market channel where revenues increased 16.4% to $9.4 million in the quarter. This trend of increased revenue in the retail market channel may be slowed or eroded by delays in the execution of our new store expansion strategy, constraints in available capital, and interim declines in consumer demand at our retail stores impacted by lingering effects of depressed consumer confidence stemming from the financial and credit crisis. The Company responds to fluctuations in revenues primarily by delaying the opening of new stores, adjusting marketing efforts and operations to support our retail stores and managing costs. The success of our new store growth plan is dependent upon the response of our customers to these marketing strategies and evolving market conditions. Our direct market channel revenues decreased 4.9%, to $11.6 million in the second quarter of 2012, due to a reduced consumer spending and a shift by some consumers to shop more in stores. We respond to fluctuations in our direct customers’ response by adjusting the quantities of catalogs mailed and other internet marketing and customer-related strategies and tactics in order to maximize revenues and manage costs.

Given continued economic uncertainty, it is very difficult to accurately predict economic trends; however, the increase in retail channel revenues since 2008 and the Company’s store sales, have given us confidence to resume our store rollout strategy which commenced in the second quarter of 2011 and will continue throughout 2012.

Single Reporting Segment

The Company operates and manages its business as one operating segment utilizing a multi-channel distribution strategy.

Results of Operations

The following table sets forth our unaudited results of operations as a percentage of revenues for the periods shown (1):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of revenues	62.7	63.1	62.1	62.6
Gross profit	37.3	36.9	37.9	37.4
Selling, general and administrative expenses	33.9	31.1	34.8	32.6
Income from operations	3.3	5.8	3.1	4.9
Interest expense, financing and other related costs, net	0.7	0.5	0.7	1.3
Other investment income	0.1	0.2	0.1	0.0
Income before income tax provision	2.7	5.5	2.5	3.6
Provision for income taxes	1.3	2.4	1.2	1.6
Net Income	1.4	3.1	1.3	2.0

(1)	Certain of these amounts may not properly sum due to rounding.

The following table presents certain selected unaudited operating data (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Revenues, net – direct	$11,574	$12,172	$23,034	$24,240
Revenues, net – retail stores	9,397	8,075	16,225	13,293

Revenues, net – total	$20,971	$20,247	$39,259	$37,533

Other operating data:
Number of retail stores(1)	16	14	16	14
Capital expenditures	679	281	1,121	402
Gross profit margin	37.3%	36.9%	37.9%	37.4%
Adjusted EBITDA(2)	980	1,422	1,772	2,315
Adjusted EBITDA margin(2)	4.7%	7.0%	4.5%	6.2%

(1)	Includes fifteen Dover-branded stores and one Smith Brothers store. The Warrington, PA Dover-branded store opened in June, 2012.
(2)	When we use the term “Adjusted EBITDA”, we are referring to net income minus interest income and other income plus interest expense, income taxes, non-cash stock-based compensation, depreciation, amortization and other investment (income) loss, net. We present Adjusted EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

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

•	Although stock-based compensation is a non-cash charge, additional stock options might be granted in the future, which might have a future dilutive effect on earnings and earnings per share; and

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table reconciles net income to Adjusted EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,		June 30,
	2012	2011	2012		2011
Net income	$304	$627	$525	*	$752
Depreciation	217	184	424		365
Amortization of intangible assets	—	2	—		4
Stock-based compensation	62	62	124		124
Interest expense, financing and other related costs, net	153	103	262		477
Other investment income	(24)	(37)	(30)		(16)
Provision for income taxes	268	481	467		609

Adjusted EBITDA	$980	$1,422	$1,772	*	$2,315

(*)	Includes the cumulative impact of the change in gift card breakage income of $684,007 recorded in the first quarter of 2012. There was no breakage recorded for the same period in 2011.

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Revenues

Total revenues increased $0.7 million, or 3.6%, to $21.0 million for the three months ended June 30, 2012 from $20.2 million for the three months ended June 30, 2011. Revenues in our direct market channel decreased $0.6 million, or 4.9%, to $11.6 million from $12.2 million in the corresponding period in 2011. Revenues in our retail market channel increased $1.3 million, or 16.4%, to $9.4 million from $8.1 million in 2011. The decrease in our direct market channel was due to weakness in consumer spending in this channel. The increase in revenues from our retail market channel was due to strong sales growth from our newer stores as they mature, two additional retail stores and promotions. Same store sales for the three month period increased 2.1% over the prior year. In addition, breakage income of $43,088 was recognized during the three months ending June 30, 2012. There was no breakage recorded for the same period in 2011.

Gross Profit

Gross profit for the three months ended June 30, 2012 increased $0.3 million, or 4.5%, to $7.8 million as compared to the corresponding period in 2011. Gross profit, as a percentage of revenues, for the three months ended June 30, 2012 increased 0.4% to 37.3% from 36.9% for the corresponding period in 2011. The increase in gross profit as a percentage of revenues was attributable to lower costs of managing inventory this year.

Selling, General and Administrative

Selling, general and administrative expenses increased $0.8 million, or 12.9% to $7.1 million for the three months ended June 30, 2012 from $6.3 million for the three months ended June 30, 2011. SG&A expenses, as a percentage of revenues, increased to 33.9% of revenues from 31.1% of revenues for the corresponding period in 2011 as a result of increased costs in 2012 and slow sales growth. SG&A increased primarily as a result of an additional $714,000 in labor, lease expense, professional fees and marketing costs. Labor and lease expense increased primarily due to the additional number of stores as compared to last year. Professional and marketing costs largely reflect our ongoing investments to improve our Internet channel.

Interest Expense

Interest expense, including amortization of financing costs, attributed to our term note and revolving credit facility increased $51,000 or 49.2%, to $153,000 from $103,000 due to the increased outstanding balance of our revolving line of credit.

Other Investment Income

Net income from investment activities consists of the Company’s share of net earnings or loss of its affiliate as they occur. The Company’s net investment gain for the three months ending June 30, 2012 was $24,000, a decrease of $13,000 over its net investment gain of $37,000 in 2011. The Company’s investment income or loss from investment activities are related to our investments in Hobby Horse Clothing Company, Inc. (“HH”) and Horsepharm, LLC.

Income Tax Provision

The provision for income taxes was $268,000 for the three months ended June 30, 2012, reflecting an effective tax rate of 47%, compared to $481,000 for the corresponding period in 2011, reflecting an effective tax rate of 43%. The effective tax rate for the quarter was based upon management’s best estimates of the estimated effective rates for each entire year.

Net Income

The net income for the second quarter of 2012 decreased by $323,000, or 51.5%, to $304,000, compared to $627,000 in the second quarter of 2011. This decrease in the net income was due primarily to increased revenue from the retail market channel, offset by SG&A expenses related to marketing, lease expense, professional fees and labor costs. The resulting quarterly income per diluted share decreased to $0.05 in the second quarter of 2012 compared to $0.12 per diluted share for the corresponding period in 2011.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Revenues

Total revenues increased $1.7 million, or 4.6%, to $39.3 million for the six months ended June 30, 2012 from $37.5 million for the year ended June 30, 2011. Revenues in our direct market channel decreased $1.2 million, or 4.8%, to $23.0 million from $24.2 million in the corresponding period in 2011. Revenues in our retail market channel increased $2.9 million, or 22.1%, to $16.2 million from $13.3 million in 2011. The decrease in our direct market channel was due to weakness in consumer spending in this channel and a shift from direct to retail for some of their purchases. The increase in revenues from our retail market channel was due to strong sales growth from our newer stores as they mature, two additional retail stores and promotions. Same store sales for the six month period increased 7.6% over the prior year. In addition, breakage income of $770,182, including a cumulative impact of $684,007, was recognized during the six months ending June 30, 2012. There was no breakage recorded for the same period in 2011.

Gross Profit

Gross profit for the six months ended June 30, 2012 increased $0.8 million, or 5.9%, to $14.9 million from $14.0 million for the corresponding period in 2011. Gross profit, as a percentage of revenues, for the six months ended June 30, 2012 increased 0.5% to 37.9% from 37.4% for the corresponding period in 2011. The increase in gross profit of $0.8 million was attributable to increased revenues in the retail channel, breakage income and improved product margins. The increase in gross profit as a percentage of revenues was attributable to variations in our overall product mix, breakage income and pricing.

Selling, General and Administrative

Selling, general and administrative expenses increased $1.4 million, or 11.7%, for the six months ended June 30, 2012 to $13.6 million from $12.2 million for the corresponding period in 2011. Increased marketing costs of $608,000, lease expense of $178,000, professional fees of $171,000 and labor costs of $345,000 were the primary causes for this increase in SG&A expenses. SG&A expenses, as a percentage of revenues, increased to 34.8% of revenues from 32.6% of revenues for the corresponding period in 2011 due to increased marketing, lease expense, professional fees and labor costs. Labor and lease expense increased primarily due to the additional number of stores as compared to last year. Professional and marketing costs largely reflect our ongoing investments to improve our Internet channel.

Interest Expense

Interest expense, including amortization of financing costs, attributed primarily to our term note and revolving credit facility decreased $215,000 or 45.0% to $262,000 for the six months ended June 30, 2012 from $477,000 for the same period in 2011. In the first quarter of 2011, there was an increase of $243,000 which was attributed to expensing unamortized, deferred financing costs and the debt discount upon the refinancing of the senior subordinated notes on March 28, 2011.

Other Investment Income

Net income from investment activities consists of the Company’s share of net earnings or loss of its affiliate as they occur. The Company’s net investment gain for the six months ended June 30, 2012 was $30,000, an increase of $14,000 over its net investment income of $16,000 in 2011. The Company’s investment income from investment activities are related to our investments in Hobby Horse Clothing Company, Inc. (“HH”) and Horsepharm, LLC.

Income Tax Provision

The provision for income taxes was $467,000 for the six months ended June 30, 2012, reflecting an effective tax rate of 47%, compared to $0.6 million for the corresponding period in 2011, reflecting an effective tax rate of 45%. The effective tax rates were based upon management’s best estimates of the estimated effective rates for each entire year.

Net Income

The net income for the six months ended June 30, 2012 decreased $227,000 or 30.2%, to $525,000 from $752,000 for the corresponding period in 2011. This decrease in profitability of $227,000 was due primarily to increased SG&A expenses related to marketing, lease expense, professional fees and labor costs that increased at a higher pace than revenue and gross margin. In addition weaker than expected direct sales reduced the gross margin contribution. The resulting income per diluted share decreased to $0.09 for the six months ended June 30, 2012 as compared to $0.14 for the corresponding period in 2011.

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

Liquidity and Capital Resources

For the six months ended June 30, 2012 our cash was reduced by $136,000. Cash was utilized primarily for seasonal working capital requirements. The source for cash generated related to increased balances in depreciation and amortization and increased borrowings under our revolving credit facility. On March 28, 2011, the Company amended its line of credit facility with the bank with the potential to increase the available credit from $13,000,000 up to $20,000,000 at the bank’s discretion. As of June 30, 2012, the Company had outstanding borrowings under the line of credit of $4,554,000. On March 28, 2011, the Company also refinanced the $5,000,000 Senior Subordinated Notes plus deferred interest from proceeds of a $5,500,000 term note facility from the bank at a reduced interest rate. The Company was in compliance with all covenants under both credit facilities as of June 30, 2012. As of April 30, 2012 the tangible net worth covenant has been eliminated

If necessary, we plan in the future to seek additional financing from banks and leasing companies, or through public offerings or private placements of debt or equity securities, strategic relationships, or other arrangements. In the event we fail to meet our financial covenants with our bank, we may not have access through our line of credit to sufficient working capital to pursue our growth strategy, or if our covenant non-compliance triggers a default, our loans may be called requiring the repayment of all amounts on our loans.

Operating Activities

Cash utilized in our operating activities for the six months ended June 30, 2012 was $2.2 million compared to $3.9 million for the corresponding period in 2011. For the six months ended June 30, 2012, cash outflows consisted primarily of seasonal increases in inventory and initial stocking of new stores of $0.8 million, as well as reductions in accrued expenses and other current liabilities, gift certificate liability, accounts payable and income taxes payable of $2.8 million. Cash inflows were attributable to the results of operations which consisted of net income and reductions in non-cash expenses of depreciation and amortization, stock based compensation and prepaid catalog and other assets totaling $1.4 million of cash. For the six months ended June 30, 2011, cash outflows consisted primarily of seasonal increases in inventory, increases in accounts receivable, payment of deferred interest and prepaid and other assets of $3.3 million, as well as reductions in accrued expenses, income taxes payable, other current liabilities, and accounts payable of $2.0 million. Cash inflows were attributable to the results of operations which consisted of net income, non-cash expenses of depreciation, amortization and non-cash interest and other expenses, totaling $1.4 million of cash.

Investing Activities

Cash utilized from our investing activities was $992,000 for the six months ended June 30, 2012 compared to utilized cash of $402,000 for the corresponding period in 2011. Investing activities consisted primarily of retail store improvement costs and new store fixtures. As additional stores are opened, the Company invests in inventory in order to initially stock the store with product.

Financing Activities

Net cash provided by our financing activities was $3.1 million for the six months ended June 30, 2012, compared to $3.9 million provided in the corresponding period in 2011. For the six months ended June 30, 2012, we funded our seasonal operating activities with net borrowings of $3.6 million under our revolving credit. For the six months ended June 30, 2011, we funded our seasonal operating activities with net borrowings of $3.4 million under our revolving credit facility as well as paying our subordinated note of $5.0 million and borrowing under a note term note for $5.5 million.

Revolving Credit Facility

On March 28, 2011, the Company and its bank, RBS Citizens, N.A., amended the revolving line of credit agreement in connection with the refinancing of the $5,000,000 senior subordinated notes. On May 10, 2012, the Company extended the revolving line of credit to April 30, 2014. Under the amended revolving line of credit, the Company can borrow up to $13,000,000, of which up to $1,000,000 can be in the form of letters of credit, and increase this amount up to $20,000,000 at the discretion of the bank. Any outstanding balances borrowed under the credit facility are due April 30, 2014. The credit facility bears interest at the base rate, announced from time to time by the bank, plus an applicable margin determined by the Company’s funded debt ratio. As of June 30, 2012, the LIBOR rate (base rate) was 0.24%, plus the applicable margin of 2.20%. Interest is payable monthly. At its option, the Company may have all or a portion of the unpaid principal under the credit facility bear interest at a base rate using either LIBOR or the prime rate.

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

At June 30, 2012, the Company had the ability to borrow $13,000,000 on the revolving line of credit, subject to certain covenants, of which there was $4,554,000 outstanding, bearing interest at the net revolver rate of 2.44%. At December 31, 2011, the Company had $987,000 outstanding. At June 30, 2012, the Company was in compliance with all of the covenants under the revolving line of credit.

Term Notes, Senior Subordinated Notes Payable and Warrants

On March 28, 2011, the Company borrowed $5,500,000 in the form of a 7-year term note from the bank to refinance the $5,000,000 senior subordinated notes and deferred interest on those notes. The initial floating rate interest on the $1,600,000 of principal (the variable interest rate portion of the term note) was 5.4% consisting of a 1.0% LIBOR floor plus a 4.4% margin. The initial floating rate interest on the $3,900,000 of principal (fixed portion of the term note with the interest rate swap discussed below) was LIBOR plus 4.4%. On April 1, 2011, the Company entered into an interest rate swap contract to fix the interest rate at 7.4% on $3,900,000 of the term note principal. The remaining $1,600,000 of the principal bears a floating rate based on a base rate, with a minimum of 1.0% as announced from time to time by the bank, plus a 4.4% margin. As of June 30, 2012, the LIBOR rate (base rate) was 0.24%. The combined interest rate of 1.0% and 4.4% resulted in a total interest rate of 5.4% at June 30, 2012. Interest is payable monthly. The Company is obligated to repay $786,000 of principal annually commencing in April 2013 and extending to March 2018. The Company is further obligated to accelerate repayment of up to $1,600,000 in principal in the event it has excess cash flow determined by a cash flow recapture formula. All assets of the Company collateralize the term note facility. Under the terms of the term note facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios, minimum fixed charge ratios, current asset ratios, and maximum capital expenditures. At June 30, 2012, the Company was in compliance with all of the covenants under the term note facility.

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

As of June 30, 2012 and December 31, 2011, the $5,500,000 of term notes on the condensed consolidated balance sheets, reflect the $5,500,000 face value.

Working Capital and Capital Expenditure Needs

The Company believes our existing cash, cash equivalents, expected cash to be provided by our operating activities, and funds available through our revolving credit facility will be sufficient to meet our currently planned working capital and capital expenditure needs over at least the next twelve months. We anticipate increasing capital expenditures by adding stores in 2012 and beyond. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the expansion of our retail stores, the acquisition of new capabilities or technologies and the continuing market acceptance of our products. To the extent that existing cash, cash equivalents, cash from operations and cash from our revolving credit facility under the conditions and covenants of our credit facilities are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, businesses, services or technologies which we anticipate would require us to seek additional equity or debt financing, we may enter into these types of arrangements in the future. There is no assurance that additional funds would be available on terms favorable to us or at all. Funds from our revolving credit facility may not be available if we fail to meet the financial covenants contained in the loan agreements with our lender. At June 30, 2012, the Company was in compliance with all of its covenants under the credit facility.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

At June 30, 2012, there had not been a material change in any of the market risk information disclosed by the Company in our Annual Report on Form 10-K for the year ended December 31, 2011. More detailed information concerning market risk can be found in Item 7A under the sub-caption “Quantitative and Qualitative Disclosures about Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 32 of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Interest Rate Sensitivity

The Company had cash and cash equivalents totaling $177,000 at June 30, 2012. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We intend to maintain our portfolio of cash equivalents, including money market funds and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. As of June 30, 2012, all of our investments were held in money market funds.

The Company’s exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay our outstanding debt instruments, primarily certain borrowings under our revolving credit facility and on the $1,600,000 of the term notes that bear interest at a floating rate. The advances under this revolving credit facility and the $1,600,000 of principal of the term note bear a variable rate of interest determined as a function of the prime rate and the published LIBOR rate at the time of the borrowing. If interest rates were to increase by two percent, the additional interest expense as of June 30, 2012 would be approximately $91,000 annually. At June 30, 2012, $4,553,932 was outstanding under our revolving credit facility.

Item 4. Controls and Procedures.

The Company’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

The Company maintains certain internal controls over financial reporting that are appropriate, in management’s judgment with similar cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company did not issue or sell any equity securities in the three months ended June 30, 2012.

Item 3. Defaults Upon Senior Securities.

There were no defaults on the Company’s senior securities in the three months ended June 30, 2012.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 31, 2012, the Company entered into a purchase agreement with Fools & Horses, LLC (“F&H”) for the purchase of its intangible assets for the price of $145,000. The Company also agreed to purchase inventory from F&H that the Company currently sells. F&H owned and operated an equestrian product store in Durham, NC located within the same market as a new store in Raleigh, NC the Company plans to open in Q4 of 2012. For the three months ending June 30, 2012 the Company made an initial payment of $25,000. In July, 2012 the Company made an additional payment of $25,000, at closing the Company will pay $75,000 and the remaining balance of $20,000 shall be paid one year after the closing date. The $25,000 initial payment is included in intangibles and other assets, net in the accompanying condensed consolidated balance sheets.

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

DOVER SADDLERY, INC.

Dated: August 14, 2012	By:	/s/ David R. Pearce
David R. Pearce, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Number	Description

*31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

*31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

‡32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.
‡	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement