Form 10-K
period 2012-12-31
DOVER SADDLERY INC
filed 2013-04-01
CIK 1071625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of the close of the last business day of the registrant’s most recently completed second fiscal quarter was $15,181,108.

Shares outstanding of the Registrant’s common stock at March 21, 2013: 5,338,178.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement for the Annual Meeting of Stockholders of Dover Saddlery, Inc. to be held on May 2, 2013 which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2012, are incorporated by reference in Part III of this Form 10-K.

DOVER SADDLERY, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2012

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

The Company has historically focused on the English-style riding market. The Company is known for providing the highest quality products for English-style riding, including premier brands such as Ariat, Grand Prix, Mountain Horse, Pessoa and Pikeur. The Company offers what we believe is the largest selection of exclusive and semi-exclusive equestrian products in the industry. To further broaden our offerings, the Company began selling into the Western-style riding market in 2002 under the Smith Brothers name.

The Company’s management team is highly experienced in both the direct and retail channels with an average of more than 35 years of equestrian experience. Since Stephen Day acquired an ownership interest in the Company and joined as the Company’s President and Chief Executive Officer, he and the rest of the management team have grown annual revenues from $15.6 million to $86.0 million from 1998 through 2012. Prior to joining the Company, Mr. Day was responsible for building the only other national English-style equestrian products direct marketing and retail company, State Line Tack.

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

Through the Company’s subsidiaries, as of December 31, 2012, the Company operates seventeen retail stores under the Dover Saddlery brand and one retail store under the Smith Brothers brand. We have identified additional market locations throughout the U.S., which we believe are attractive for our planned retail store expansion and can allow us to capitalize on the highly fragmented nature of the retail equestrian products market and to take advantage of our strong brand name recognition. These additional locations have been identified using our proprietary, mathematical, store-optimization model, which selects the locations nationwide with the strongest potential and optimizes distances between stores to enhance revenue potential. Our current targets are based on an optimization model of 50 locations, each utilizing one of three different store formats, depending on the location and revenue potential of the area. We believe that our proprietary, mathematical, store-optimization model assists us in locating potential retail sites and gives us a competitive advantage in finding optimal new store locations.

Based on our experience to date with opening new retail stores in areas where we have a high level of existing direct customers, as well as the experience of other multi-channel retailers, we believe that expanding the number of retail store locations and focusing on our multi-channel strategy are keys to our continued success. In 2012, the Company opened three additional retail stores; going forward the Company intends to continue its store expansion campaign and has identified additional locations for consideration.

The Company’s mission is to grow our business by providing the most comprehensive offering of the highest quality and most technically advanced equestrian tack, specialized apparel, horse care and stable products to serious equestrians, with a profitable and efficient operating model.

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

By 1998, revenue had grown to approximately $15.6 million. In September 1998, Stephen Day, Dover’s President and Chief Executive Officer and a veteran of the equestrian products, direct marketing industry, and certain other new investors took a controlling interest in Dover. We launched our main website, www.doversaddlery.com, in 2000. In 2001, we moved our headquarters to Littleton, MA, into a 68,000 square foot warehouse and office facility. Our second retail location under the Dover Saddlery name was opened in Hockessin, DE in 2002.

The Company’s management team identified the large Western-style equestrian market as a growth opportunity and, in 2002, acquired the Smith Brothers catalog and website, www.smithbrothers.com. In 2003, we acquired rights in the Miller’s Harness brand for use in catalog and Internet sales to target entry-level and lower-cost equestrian products customers. In 2011 we stopped marketing the Miller’s brand. In 2004, we opened a Smith Brothers store in Denton, TX.

In April 2004, we expanded our Littleton, MA warehouse and office facility to 100,000 square feet and in April 2005, opened our third Dover Saddlery store in Plaistow, NH.

In June 2006, we acquired Dominion Saddlery and over the next nine months, remodeled, expanded, and converted Dominion’s four stores into Dover Saddlery stores. In September 2006, we opened our Hunt Valley, MD store.

In 2007, the Company opened three Dominion stores under the Dover brand, which included the Chantilly, VA, Charlottesville, VA and Lexington, VA stores.

In 2008 and 2009 the Company opened three stores and one store, respectively, under the Dover brand. These stores included Dallas, TX, Branchburg, NJ, Alpharetta, GA and North Kingstown, RI. No stores were opened in 2010.

In 2011, the Company opened two stores under the Dover brand in Parker, CO and Libertyville, IL.

In 2012, the Company opened three stores under the Dover brand in Warrington, PA, Medina, MN and Raleigh, NC. As of December 31, 2012, we operated seventeen stores under the Dover Saddlery brand and one store under the Smith Brothers brand.

Competitive Strengths

The Company believes that we are uniquely positioned in the equestrian tack, specialized apparel and horse care and stable products industry to grow through our multi-channel strategy. We believe that we have numerous competitive strengths, including:

Experienced Management with a Track Record of Growth and Profitability: The Company was founded in 1975 and has over 35 years of operating history. Stephen Day joined the Company after successfully building and growing another equestrian products catalog and retailer, State Line Tack. Our management team has extensive experience in direct marketing and retail as well as an average of more than 35 years of equestrian experience. Since Stephen Day became president and chief executive officer in 1998, we have grown annual revenues from $15.6 million to $86.0 million.

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

Leading Equestrian Products Retailer of Quality Tack: With over $86.0 million in 2012 revenues we believe we hold the largest market share among premium equestrian products retailers for equestrian tack and specialized equestrian apparel. The Dover Saddlery catalog is known by many customers as a leading source for English-style equestrian products, and the Smith Brothers catalog is a significant force in the Western-style riding market.

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

Successful Multi-channel Strategy: The Company’s multi-channel strategy of using direct and retail market channels has enabled us to capture customer data, achieve operational synergies, provide a seamless and convenient shopping experience for our customers, cross-market our products and reinforce our brand across channels. Through our sophisticated customer database, we have observed that multi-channel customers have bought, on average, nearly three times more products per year than single-channel customers. To date, we have successfully executed on our strategy with the addition of sixteen new stores bringing our Dover branded retail store count to seventeen and adding a single Smith Brothers branded retail store.

Excellent Customer Service: The company-wide focus on exceptional customer service is integral to our success. We promote a culture of prompt, knowledgeable and courteous service and strive for a consistent customer experience across both order channels. Over 90% of our customer service and sales representatives are horse enthusiasts. Additionally, our representatives receive ongoing product training from merchandise suppliers and internal product specialists. We also have a policy of offering customers a 100% satisfaction guarantee. We believe that our well-trained, knowledgeable staff and our historical ability to fill approximately 97% of the items ordered within an average of 1.2 business days in 2012 from our in-stock inventory are some of the reasons why we have had historically low return rates and high repeat customer rates.

Attractive Customer Demographics: Dover Saddlery customers are primarily affluent females with a passion for the English-style riding sport. We believe them to be discerning, luxury-oriented customers who often choose to buy from us because of the high quality offering and prestige of owning the premier brands. Based on demographic data available to us, we believe that more than two-thirds of households that own horses have incomes above the national median household income of $50,700. Our customer base has been very loyal as demonstrated by high repurchase rates.

Significant Barriers to Entry: The Company enjoys significant barriers to entry including substantial costs of developing a useful customer database, efficient merchandising and fulfillment infrastructure, breadth of product offering and in-stock inventory levels, as well as the costs and time involved in building customer trust and brand recognition. The investments we have made in our brand, our customer database and proprietary, mathematical, store-optimization model and rapid inventory replenishment set us apart from others in the industry.

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

The Company’s large inventory has allowed us to ship approximately 97% of the items ordered within an average of 1.2 business days in 2012. We are also able to ship any product we offer to our retail stores on a rapid replenishment basis, effectively increasing our retail store inventory to match the assortment and depth that is available from our catalogs. This provides our customers with the ability to walk into any of our retail stores and access our entire product offering. Competitors who maintain only one or even a few stores are unable to match the breadth, depth and availability of our $19.9 million in total inventory.

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

Open Dover Saddlery Retail Stores in Targeted Locations: As of December 31, 2012, the Company operated seventeen Dover Saddlery branded stores targeted at the English-style, riding segment and one Smith Brothers branded store targeted at the Western-style, riding segment. The equestrian products market is estimated at $5.8 billion, yet no national, equestrian products, specialty retail chains exist and there are only a limited number of small, regional, multi-unit English equestrian products retailers. We have identified 50 locations throughout the U.S., which we believe are attractive for our retail store expansion and will allow us to capitalize on the highly fragmented nature of the retail equestrian products market and our strong brand name recognition. These locations have been identified using our proprietary, mathematical, store-optimization model, which selects the locations nationwide with the strongest potential and optimizes distances between stores to enhance revenue potential. The model optimizes distances between stores with concentrations of current customers. Our marketing efforts have provided detailed customer data regarding location and sales performance that has given us the ability to plan and perform extensive site analysis. Our current targets are based on an optimization model of 50 locations, each utilizing one of three different store formats, depending on the location and revenue potential of the area. We believe that our proprietary, mathematical, store-optimization model, which assists us in locating retail sites, will continue to give us a competitive advantage in finding attractive locations.

Expand Our Direct Market Channel: The Company’s catalog business drives traffic to our Internet store and retail market channel. We plan to expand our direct market channel business through marketing campaign initiatives to existing and new customers. We seek to increase the number of customers and prospects that receive a catalog, increase the numbers of customers buying through both market channels, and increase the amount each customer spends for our merchandise through the continued introduction of new products and promotional strategies. We plan to continue to utilize web-based opportunities with promotional, targeted e-mail programs, refer-a-friend programs and on-line search engines. We intend to continue our practices of using banner advertising on qualified equestrian websites, of having links to and from qualified equestrian websites, and of sending prospect e-mails to qualified equestrian e-mail lists.

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

2012 Accomplishments

In pursuit of our goals as the largest equestrian retailer of quality tack and specialty riding apparel, we accomplished the following in 2012:

•	Continued to enhance and expand the Dover Saddlery product offering

•	Opened three Dover branded retail locations in Warrington, PA, Medina, MN and Raleigh, NC

•	Increased total sales by 6.5% with the retail market channel sales increasing by 19.9%

•	Launched our re-designed ecommerce platform, optimized our mobile website and enhanced our online marketing capabilities

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

According to American Sports Data, over 5.6% of the U.S. population, or 16.8 million people, ride horses with an average of 21.7 participating days per year, which exceeds participation in other popular outdoor sports, such as downhill skiing at 4.6% and 6.3 days and mountain biking at 2% and 18.1 days. There are many indicators that point to the continued growth of the equestrian products industry. A study by NFO Research indicated that 10% of U.S. households are involved in riding, an additional 5% were involved at one time and 18% would like to become involved. There has also been an increase in nationally televised programming of equestrian sports. NBC now broadcasts the International 3-day event from Lexington, KY (called Rolex) each year and in 2010, showed over 16 hours of events from the World Equestrian Games. The World Equestrian Games were held for the first time in the United States in September 2010. In 2012, equestrian sports was a part of the summer Olympics, hosted in London, England, which included team and individual events for jumping, dressage and eventing.

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

The Internet is a key driver of targeting customers in our direct market channel. Industry research estimates that online sales in the U.S. reached $225.5 billion in 2012. This was an increase of 16.1% from 2011. As the price of personal computing declines and Americans become more technologically savvy, many are choosing to browse and buy over the

Internet including access to smart phones and tablets. Moreover, an increasing number of Internet users are turning to broadband service that allows faster, more convenient access to online shopping. Consumers are now turning to shopping via their cell phones and tablets, otherwise known as mobile commerce.

We believe that a large, highly fragmented industry with affluent, passionate horse enthusiasts presents us with the opportunity to use our reputation and multi-channel strategy to increase our market share and revenues in the future.

Customers

The Company’s English riding customers are primarily affluent females with a passion for the English riding sport. We believe them to be discerning, luxury-oriented customers who often choose to buy from us because of the high quality offering and prestige of owning the premier brands. Based on demographic data from the American Horse Council (AHC), we believe that more than two-thirds of households that own horses have incomes above the national median household income of $50,700 as reported by the 2012 U.S. Census Bureau. Our customer database provides for each customer a summary of the recency, frequency and monetary value of that customer’s orders as well as a detailed listing of each item the customer has ordered for the past five years. Our customers have been very loyal as demonstrated by high repurchase rates.

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

•

Use our proprietary, mathematical, store-optimization model to target the strongest markets nationwide and optimize store spacing for our retail location selection. Based on the latest customer data and actual store openings, our proprietary software maps out the entire country with our catalog sales and extrapolates ideal locations for our stores such that we can identify the greatest density of potential customers. The model is dynamic such that any change in a single location or number of total locations will impact site selection and estimated performance store chain wide; and

•

Use search engine optimization (“SEO”) and search engine marketing (“SEM”) to generate qualified Internet and mobile consumers. The Company also emails its customers to promote Internet, mobile and retail sales.

Based on research of other similar multi-channel concepts, we believe that, when mature, the natural channel balance of a multi-channel retailer tends to stabilize with 60% to 80% of the sales coming from the retail market channel. This retail purchasing preference on the part of consumers is even more pronounced in the equestrian industry. Research by Frank N. Magid Associates, Inc. indicates that 80% of tack customers shop at retail stores. Since we currently have just about 42.5% of our total revenues coming from retail stores, we believe that there is significant opportunity to develop our multi-channel strategy and pursue our targeted retail store expansion. See “Retail Store Operations and Expansion”

Our experience from the Hockessin, DE store has shown that within two years of opening, direct sales from customers within a 30-mile radius of this store exceeded sales levels prior to its opening and led to sales of approximately 150% compounded annual growth over the first two years of operation.

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

Our direct market channel generated approximately $49.5 million in revenues in 2012 or 57.5% of our total Company revenues. Our proprietary database contains over two million names. We expect this database to continue to grow as we open additional retail locations.

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

We plan to continue to utilize web-based marketing campaigns with promotional, targeted e-mail programs, refer-a-friend programs, online search engines, comparison shopping engine and banner advertising.

Retail Store Operations and Expansion

As of December 31, 2012, we operated seventeen stores under the Dover Saddlery brand and one store under the Smith Brothers brand. We intend to continue to expand our retail store operations going forward, primarily under the Dover Saddlery brand. We expect favorable retail store leasing costs and the availability of high quality real estate to provide ample store expansion opportunities in 2013 and beyond. We, therefore, will continue focusing on our site selection efforts and lease negotiations in 2013.

Retail Store Locations

Dover Saddlery

New England

Plaistow, NH

Wellesley, MA

North Kingstown, RI

Mid-Atlantic

Hockessin, DE

Crofton, MD

Hunt Valley, MD

Branchburg, NJ

Chantilly, VA

Charlottesville, VA

Lexington, VA

Warrington, PA

Mid-West

Libertyville, IL

Parker, CO

Medina, MN

South

Alpharetta, GA

Dallas, TX

Raleigh, NC

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

New Retail Store Model

Our proprietary, mathematical, store-optimization model will help us select each store location by projecting sales based on real-time catalog customer purchases surrounding the potential location. Our initial targeted locations will be positioned in key markets exhibiting the highest concentration of current direct sales customers and equestrian enthusiasts. Existing customers within the proposed locations are expected to support and accelerate the maturation curve of new stores. Prior experience with existing stores has demonstrated an increase in the number of catalog customers within stores’ trade areas.

Dover Store Prototype

We have developed three primary prototype store models for nationwide rollout — ‘A’, ‘B’, and ‘C’.

An ‘A Store’ model has approximately 9,000 to 12,000 square feet and assumes an average initial net investment of approximately $1.2 million, including approximately $200,000 of pre-opening costs and $600,000 of inventory. As of December 31, 2012, we had eight A stores.

A ‘B Store’ model has approximately 4,000 to 6,000 square feet and assumes an initial investment of approximately $0.8 million, including approximately $100,000 in pre-opening expenses and $400,000 in inventory, and is projected to generate approximately the same level of sales per square foot as the A Store model. As of December 31, 2012 we had eight B stores.

A ‘C Store’ model has approximately 3,000 to 4,000 square feet and assumes an average initial net investment of approximately $0.4 million, including approximately $50,000 of pre-opening costs and $225,000 of inventory. As of December 31, 2012, we had two C stores.

New stores may be established in existing leased space or newly constructed facilities.

Site Optimization

The Company has developed a proprietary, mathematical, store-optimization model to select locations for new stores. The model continuously optimizes distances between stores within concentrations of current customers and equestrian enthusiasts. Our proprietary database and procedures in our direct market channel provide detailed customer data regarding location and sales performance, which give us a significant competitive advantage over other traditional equestrian products retailers. This data, combined with our proprietary, mathematical, store-optimization model, helps us accurately and effectively identify markets and target specific locations that maximize potential revenue out of selected markets. Once we identify an optimal location by ZIP code, extensive site analysis follows, including major highway access and real estate considerations, to enhance the profitability potential for our stores.

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

We market online through paid and organic keyword search programs as well as shopping comparison sites, social media and email. We believe our ecommerce programs drive sales to our phone and stores channels as well as to our website. Our website is currently linked from thousands of other equine websites and banner advertising is presently placed on the leading equestrian content sites.

Other branding and advertising vehicles we employ include running print ads in local newspapers and trade magazines, sponsoring equestrian events and issuing press releases for major new product offerings. We also offer a Dover Saddlery branded credit card that allows our frequent customers to accumulate reward points that can be redeemed for discounts toward future purchases.

Order Processing and Fulfillment

More than half of the Company’s direct orders are received via the Internet, while the remaining orders are placed by telephone. We operate three customer service call centers located in Littleton, MA, North Conway, NH, and Denton, TX. All of our centers are linked to the same computer and telephone network and share a single customer database that includes a real-time recency, frequency and monetary value summary for each customer as well as a direct link to each customer’s line-item order history over the last five years. The order entry system is also directly linked to our inventory management system to ensure that product availability is real time.

The 100,000 square foot Littleton, MA warehouse and office facility also serves as our order fulfillment center.

Inventory

An additional way that we differentiate ourselves from our competition is through our breadth and depth of inventory. We believe our inventory is deeper than our competitors’, with $19.9 million in on-hand inventory as of December 31, 2012. With our extensive inventory position and rapid fulfillment capability, we were able to fill approximately 97% of the items ordered within an average of 1.2 business days in 2012. Based on our inventory management systems, continuous monitoring of the products we carry and the fact that we carry very few fashion forward products, we have historically had little inventory turn obsolete. Despite the high level of inventory, our goal is to turn warehouse inventory five times per year, and we historically have had no material inventory write-downs.

All of the products that are presented in our catalogs are available online and customers can use our websites to enter orders, shop online and check inventory availability. On average, our type ‘A’ retail stores stock inventory items that represent over 65% of the merchandise sales we make available through our direct market channel. All items are available to customers entering our stores by either direct shipment to a customer’s home or for in-store pickup.

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

The retail store market for equestrian products is highly fragmented with approximately 10,000 retail equestrian store locations nationwide. There are no national retail chains. Moreover, only a few regional multi-outlet stores compete in the market for equestrian products.

Seasonality

The Company experiences seasonal fluctuations in revenue and operating results. Due to buying patterns around the holiday season and a general slowdown during the later part of the summer months, our revenues are traditionally higher in the fourth quarter. In fiscal 2012, we generated 30.7% of our annual revenues during the fourth quarter.

Employees

At December 31, 2012, we had 614 employees; approximately 202 were employed full time. None of our employees are represented by a labor union or are parties to a collective bargaining agreement. We have not experienced any work stoppages and consider our relationship with our employees to be good.

Trademarks and Trade Secrets

The Company’s service marks and trademarks and variations thereon are registered, licensed or are subject to pending trademark applications with the United States Patent and Trademark Office. We believe our marks have significant value, and we intend to continue to vigorously protect them against infringement.

The Company maintains, as trade secrets, our database and our proprietary, mathematical, store-optimization modeling software. We believe that these trade secrets provide a competitive advantage and a significant barrier to competition from equestrian marketers and retailers.

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

During seasonal and cyclical changes in our revenue levels, to fund our retail growth strategy, and to fund increases in our direct business, we make use of our credit facilities, which are subject to EBITDA, fixed charge ratio, maximum capital expenditure limitations, total debt and related covenants. In the third quarter of fiscal 2012, prior to a covenant waiver by the Bank, we failed to comply with one of these covenants. If we are out of compliance with our covenants at the end of a fiscal period, it may adversely affect our growth prospects, require the consent of our lender to open new stores or in the worst case, trigger a loan default and require the repayments of all amounts then outstanding on our loans. In the event of our insolvency, liquidation, dissolution or reorganization, the lender under our revolving credit facility and term note would be entitled to payment in full from our assets before distributions, if any, were made to our stockholders.

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

As of December 31, 2012, the Company had eighteen retail stores. In response to the recent economic recession, we placed on hold for part of 2009 and in 2010 our plan to rapidly increase the number of retail stores and opened only two stores in 2011 and three stores in 2012. A significant percentage of our projected future growth had been expected to be generated from new locations. If we experience continued delays in opening new stores, fail to select appropriate sites, encounter problems in opening new locations, or have trouble achieving anticipated sales volume in new locations, our growth and profitability will be adversely impacted. Furthermore, any one or more of the new stores we intend to open may not be profitable, in which event our operating results may suffer.

As the economy recovers, our subsequent ability to expand our retail presence depends in part on the following factors:

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

Changes in subjective assumptions, estimates and judgments by management resulting from external factors or accounting standards could significantly affect our financial results.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including, but not limited to, revenue recognition, sales returns reserves, gift-card breakage income, inventories, vendor rebates and other consideration, self-insurance liabilities, income taxes, litigation, and other contingent liabilities, are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance. For example, our future performance might be adversely affected by variability in inflation rates of health care costs, resulting from the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, which expands health care coverage to many uninsured individuals and expands coverage to those already insured, and might cause material increases in health care costs or accruals for us and our vendors, that in turn could adversely affect our revenues, margins or both.

Current economic conditions and the global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

Since the recession that started in December 2007 ended in 2009, the recovery has been uneven and slow. Even though unemployment has fallen to 7.8% from 8.5% in the U.S, it is still not clear when a sustained robust economic recovery will begin. The recent historical decrease and any future decrease in economic activity in the United States or in other regions of the world in which we do business could adversely affect our financial condition and results of operations. Continued and potentially increased volatility, instability and economic weakness, together with political instability in emerging markets and potential higher energy and fuels costs and a resulting decrease in discretionary consumer and business spending may result in a reduction in our revenues. We currently cannot predict the extent to which our revenues may be impacted. In addition, financial challenges experienced by our suppliers or distributors could result in product delays and discontinuances, a lack of new products, inventory imbalances and/or cost increases, and less favorable trade credit terms.

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

An important part of the business plan had been to increase our number of stores and enter new geographic markets. In light of the recent economic recession, the Company placed that plan on hold in 2009 and 2010, but opened two stores in 2011 and three store in 2012. Since the IPO, we had opened ten new stores through December 31, 2012 and remodeled, expanded and converted four stores from the Dominion Saddlery acquisition. If financial and economic indicators forecast sustainable improvement, we plan to open additional stores. For our growth strategy to be successful, we must identify and lease or buy favorable store sites, hire and train associates and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully, and may also be restricted by covenants and conditions in our loan agreements. If we are unable to open new stores as quickly as planned, our future sales and profits could be materially adversely affected. Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Also, our expansion strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs. However, these new stores may result in the loss of sales in existing stores in nearby areas.

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

The Company has historically granted options to employees as a significant part of our overall compensation package. As of December 31, 2012, our employees and non-employee directors held vested options in the aggregate to acquire 518,678 shares of common stock, all of which were exercisable at a weighted average sale and exercise price of $4.30 per share. As previously reported, in September 2012, an employee purchased for cash 2,096 shares of the Company’s common stock through exercise of an incentive stock option at $1.24 per share. In addition, in November 2012 a senior executive officer purchased for cash 2,644 shares of the Company’s common stock through exercise of an incentive stock option at $1.24 per share. In October 2012 various employees and officers voluntarily forfeited options to purchase a total of 92,623 shares of the Company’s common stock that had an initial incentive stock option price of $10.00 per share. To the extent that option holders exercise other vested outstanding options to purchase common stock, there may be further dilution. Future grants of stock-based compensation to employees may also result in dilution. We may raise additional funds through future sales of our common stock. Any such financing may result in additional dilution to our shareholders.

In addition to causing dilution, stock option grants increase compensation expense and may negatively impact our stock price.

The Company is required to take a current charge for compensation expense associated with our grant of stock options. For the year ended December 31, 2012, we recognized $251,000 of non-cash, stock-based compensation expense. This charge has the effect of decreasing our net income and earnings per share, which may negatively impact our stock price. To the extent the Company makes future grants of stock-based compensation to employees, this charge will increase.

If the Company cannot continue to successfully generate demand from the direct market channel, it would negatively impact growth and profitability.

Revenues from the Company’s direct market channel generated 57.5% of our revenues in 2012, and we expect such demand to continue to generate a majority of our revenues for at least the next few years. Our success depends on our ability to market, advertise and sell our products effectively through our various catalogs and Internet sites. We believe that the success of our direct market channel depends on:

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

Catalog production, mailings and paper-based packing products, such as shipping cartons, entail substantial paper, postage, human resource and other costs, including costs of catalog development. We incur most of these costs prior to the mailing of each catalog. Increases in costs of mailing, paper or printing could increase our costs and adversely affect our earnings if we are unable to pass such cost increases on to our customers. The success of our direct market channel hinges on the achievement of adequate response rates to mailings, merchandising, catalog and website presentations that appeal to our customers, and the expansion of our potential customer base in a cost-effective manner. Lack of consumer response to particular catalog mailings or Internet marketing efforts, search engine optimization, search engine marketing and comparison shopping engines may increase our costs and decrease the profitability of our business.

The re-launch of the Company’s retail store rollout could cannibalize existing sales from the direct market channel or existing retail locations.

In response to the recent economic recession, the Company placed on hold in most of 2009 and in 2010 its plan to increase the number of retail stores. In 2011 we began to re-launch the retail store rollout by opening two Dover-branded stores. The store rollout continued in 2012 by opening three additional Dover-branded store; Warrington, PA in Q2, Medina, MN in Q3 and Raleigh, NC in Q4. We are planning on opening an additional Dover-branded store in Q1 of 2013 and will also seek between three and five new store locations that can be opened in 2013. However, our strategy to increase the number of retail store locations is based on finding optimal locations where demand for equestrian products is high. When we open a retail store in an area that has a high concentration of our existing customers, we expect that such customers will purchase products in the retail location as well as through our catalogs and websites, ultimately increasing their total purchases as multi-channel customers. Demand from our direct market channel in the geographic area surrounding our Hockessin, DE store declined 4% in the first year of such store’s operation. In the future, in areas where we open retail stores, the customers located within the area of such store may not spend more than they would have from the catalog and websites and, therefore, there may be a shift in demand from our direct market channel to our retail market channel. In such case, we may incur significant costs associated with opening a store, shipping product to that store and mailing catalogs while not generating incremental revenue.

As the Company re-launches its retail store expansion plan, quarterly revenues and earnings could be variable and unpredictable and inventory levels will increase.

Over the next several years, as the economy continues to recover, we plan to continue our retail store expansion strategy. As we open new stores, (i) revenues may fluctuate, and (ii) pre-opening expenses will be incurred which may not be offset by a corresponding increase in revenues during the same financial reporting period. These factors may contribute to variable operating results.

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

The Company relies on merchandise suppliers to supply our products in saleable condition, in sufficient quantities, at competitive prices and in a timely manner. We also rely on them to extend favorable sales terms for the purchase of their products and quality. In 2012, our single largest merchandise supplier accounted for significantly less than 10% of our sales. Our current merchandise suppliers may not be able to accommodate our anticipated product or credit needs in a timely manner or at all. If we are unable to acquire suitable merchandise in a timely manner, obtain favorable credit terms, or lose one or more key merchandise suppliers, we may not be able to offer products that are important to our merchandise assortment, which would have a material adverse effect on our business. While we believe our merchandise supplier relationships are satisfactory, we have no contractual arrangements providing for continued supply or credit terms from our key merchandise suppliers and our merchandise suppliers may discontinue selling to us at any time or may raise the cost of merchandise, and we may be unable to pass such price increases along to our customers.

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

A natural disaster or other disruptions at our Littleton, MA warehouse fulfillment center could cause the Company to lose merchandise and prevent delivery of products to our direct sales customers and our retail stores.

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

As of March 29, 2013, the Company amended its current revolving credit facility. The amended credit facility is due in full on March 29, 2015 and its borrowing limit may be increased to $20,000,000 from $13,000,000 at the sole discretion of the bank, both of which conditions may limit our ability to finance the opening of all of our planned additional stores over the next several years. In order to satisfy our revolving credit facility when due and to execute our retail store expansion strategy, we may need to borrow additional funds, raise additional equity financing or finance our planned expansion from profits, but such borrowings or new financings might be limited by the covenants and other terms in other loan agreements. We may also need to raise additional capital in the future to respond to competitive pressures or unanticipated financial requirements. We may not be able to obtain additional financing, including the extension or refinancing of our revolving credit facility, on commercially reasonable terms or at all. A failure to obtain additional financing or an inability to obtain financing on acceptable terms could require us to incur indebtedness at high rates of interest or with substantial restrictive covenants, including prohibitions on payment of dividends.

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

The Company currently direct sources less than one quarter of our products from foreign manufacturers located in Europe, Asia and South America and buys a majority of its products from distributors and manufacturers that also source products from foreign manufacturers. As such, we are subject to risks and uncertainties associated with changing economic and political conditions in foreign countries. These risks and uncertainties include currency rate fluctuations, manufacturing quality control risks, import duties and quotas, work stoppages, economic uncertainties including inflation, foreign government regulations, wars and fears of war, acts of terrorism and fear of acts of terrorism, political unrest and trade restrictions. Additionally, countries in which our products are currently manufactured or may be manufactured may become subject to trade restrictions imposed by the U.S. or foreign governments. Any event affecting prices or causing a disruption or delay of imports from foreign merchandise suppliers, including the imposition of additional import restrictions, currency rate fluctuations, restrictions on the transfer of funds or increased tariffs or quotas, or both, could increase the cost or reduce the supply of merchandise available to us and adversely affect our operating results.

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

As of December 31, 2012, the Company leased approximately 153,000 square feet of space for our eighteen retail stores located in Massachusetts (1), Virginia (3), New Hampshire (1), Maryland (2), Delaware (1), Texas (2), New Jersey (1), Georgia (1), Colorado (1), Illinois (1), Pennsylvania (1), Minnesota (1), North Carolina (1) and Rhode Island (1).

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

The Company’s common stock trades on The NASDAQ Stock Market LLC under the symbol “DOVR”. As of March 5, 2013, the record date for our 2013 Annual Meeting of Stockholders, the number of holders of record of our common stock was 26 and the approximate number of beneficial owners was 1,150.

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock for each full quarterly period within the two most recent fiscal years, as reported on the NASDAQ Stock Market LLC:

	High	Low
Fiscal Year Ended December 31, 2012
First Quarter	$5.17	$4.00
Second Quarter	$4.58	$4.07
Third Quarter	$4.21	$3.65
Fourth Quarter	$4.09	$3.08

	High	Low
Fiscal Year Ended December 31, 2011
First Quarter	$4.56	$2.64
Second Quarter	$5.80	$4.25
Third Quarter	$4.77	$3.15
Fourth Quarter	$4.00	$3.32

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

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities.

The Company did not issue or sell any equity securities in the twelve months ended December 31, 2012, other than (as previously reported) as the result of exercise in September and November 2012 of certain vested stock options to purchase a total of 4,740 shares of our common stock, resulting in $2,599 and $3,279, respectively, of proceeds, which the Company applied in full for general working capital purposes during the respective three month periods ended September 30, 2012 and December 31, 2012. In the fourth quarter of 2012, options to purchase 92,643 shares of the Company’s common stock were voluntarily forfeited by holders of those options. The Company continues to reserve that numbers of shares to cover the potential future award of options and their possible exercise.

For history of the Company’s debt and equity financing activity prior to January 1, 2012, see Part II, Items 5 and 9B of the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2011, as filed with the SEC on March 29, 2012.

Issuer Purchases of Equity Securities

During the fiscal year ended December 31, 2012, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers” of shares of our common stock.

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

The Company’s strategy for growth has been to open additional retail stores using the proprietary, mathematical, store optimization model to select the sites. Our initial target of opening 50 retail locations in addition to the 3 stores operating at the IPO, is now 30% complete, with 15 new locations since our IPO. For 2013 through 2017, the Company estimates that it could open on average four stores annually from cash flow and borrowing under its line of credit from its bank and may proceed under that plan if and as the economy improves. In order to open more than four stores per year, the Company may need to raise additional debt and/or equity capital. Depending on the store size in terms of area, the local lease and construction rates which vary widely across the country, the Company estimates that it would need to invest between $700,000 to $1,200,000 to pay for fixtures, equipment, leasehold improvements, inventory and pre-opening expenses for each store opened. The Company makes no representation that it will open any new stores in the next few years or what each store shall cost to open.

The recovery in 2010 and 2011 from the recession that ended in 2009 has been uneven and slow and created a difficult operating environment for our industry as a result of numerous external factors that led to all time historical lows in consumer confidence which resulted in a contraction in specialty retail consumer spending. In 2012, our prior investment in our retail expansion and the opening of three additional retail stores generated a 19.9% increase in retail market channel revenues, to partially offset the economic drop in direct channel revenues, resulting in $86.0 million in total revenues. Although our overall sales increased over 2011, increased cost of goods sold and expenses in marketing and salaries, generated an Adjusted EBITDA* of $4.6 million, a decrease of 3.1% over the 2011 results. The resulting net income was $1,589,000 or $0.29 per diluted share. The Company utilized the resulting operating cash flow to fund inventory growth, strengthen our balance sheet and open three additional retail stores, which places the Company in a strategic position for further growth as the retail economy improves.

In 2010 the Company developed several short-term strategies to maintain or expand market share, reduce operating costs and reduce capital expenditures, which included the suspension of new store openings. In 2011, our retail expansion was resumed but on a conservative basis by opening just two stores. Our retail expansion continued in 2012, with opening an additional three stores with our 19th store scheduled to open in Q1 of 2013, and we will continue to be extremely opportunistic in renegotiating existing leases and negotiating new leases. Management believes new retail lease costs should drop resulting in enhanced store profitability for new stores opened with a lower lease cost.

The Company believes that the following strategic actions, initiated in 2009, allowed us to successfully weather the recent recession and slow recovery and generate positive growth in sales and earnings as consumer confidence improved and the economy turned around. These are:

•	Cost control particularly in the area of targeted marketing, direct labor in the warehouse, call center and retail stores, and management salaries.

•	Reduction in capital expenditures by curtailing store expansion and being extremely opportunistic in present and future lease negotiations.

•

Careful monitoring of same store sales growth and direct marketing response rates in order to determine when the Company’s customers have returned to normal spending behavior, which will allow Dover to increase its marketing activities.

•	Slowly re-launching our retail store expansion strategy by opening two stores in 2011 and three stores in 2012.

In this time of economic uncertainty, it is very difficult to accurately predict economic trends; however, improving economic indicators such as falling unemployment rates and expanding GDP and increased buying from our customer base, gives us the confidence to continue the store expansion strategy in 2013.

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

Consolidated Performance and Trends

The Company reported consolidated net income for the year ended December 31, 2012 of $1,589,000 or $0.29 per diluted share. This is compared to net income of $1,724,000 or $0.31 per diluted share for the corresponding period in 2011.

The 2012 results reflect our continuing efforts to execute our growth strategy in the retail market channel where revenues increased 19.9% to $36.6 million for the year. This trend of increased revenue in the retail market channel may be slowed or eroded by delays in the execution of our new store expansion strategy, constraints in available capital, and interim declines in consumer demand at our retail stores impacted by lingering effects of the recent global financial and credit crisis. The Company responds to fluctuations in revenues primarily by delaying the opening of new stores, adjusting marketing efforts and operations to support our retail stores and managing costs. The success of our new store growth plan is dependent upon the response of our customers to these marketing strategies and evolving market conditions. Our direct market channel revenues decreased 1.7%, to $49.5 million for the year ended 2012, due to more aggressive posture of online retailers and our customer’s temporarily shifting to retail as the Company opens new stores. We anticipate and respond to fluctuations in our direct customers’ response by adjusting the quantities of catalogs mailed and other Internet marketing and customer-related strategies and tactics in order to maximize revenues and manage costs.

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

In 2012, approximately 57.5% of our revenues were generated by our direct market channel and 42.5% were generated by our eighteen retail stores, which increased from the 37.7% of retail sales in 2011, due primarily from gains achieved from strong sales growth from our newer stores as they mature, three additional retail stores and promotions. All revenues are recorded net of product returns. In addition, beginning in the first quarter of 2012, the Company began to recognize revenue from the breakage of gift cards when the likelihood of redemption of the gift card is remote and there is no legal obligation for the Company to remit the value of such unredeemed gift cards to any relevant jurisdiction. Revenue was recognized in both retail and direct market channels based on where the gift card was issued.

Revenues from our product sales are seasonal. In addition, our revenues can be affected by the timing of our catalog mailings. In 2012, 30.7% of our annual revenues were generated in the fourth quarter.

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

Fiscal Periods

Our fiscal year ends on December 31, and our fiscal quarters end on March 31, June 30, September 30 and December 31.

Results of Operations

The following table sets forth results of operations for the periods shown (dollars in thousands):

	2012	2011
Revenues, net — direct	$49,475	$50,334
Revenues, net — retail stores	36,573	30,497

Revenues, net — total	86,048	80,831
Cost of revenues	53,350	49,836

Gross profit	32,698	30,995
Selling, general and administrative expenses	29,255	27,219

Income from operations	3,443	3,776
Interest expense, financing and other related costs, net	538	728
Other investment loss, net	39	18

Income before income tax provision	2,866	3,030
Provision for income taxes	1,277	1,306

Net income	$1,589	$1,724

Other Operating Data:
Number of retail stores(1)	18	15
Capital expenditures	2,184	1,384
Cash flows (used in) provided by operating activities	2,671	(1,453)
Cash flows used in investing activities	(2,373)	(1,420)
Cash flows (used in) provided by financing activities	(312)	2,441
Gross profit margin	38.0%	38.3%
Adjusted EBITDA(2)	4,624	4,770
Adjusted EBITDA margin(2)	5.4%	5.9%

(1)	Includes seventeen Dover-branded stores and one Smith Brothers store. The Warrington, PA Dover-branded store opened in Q2 of 2012, Medina, MN store opened in Q3 of 2012 and the Raleigh, NC store opened in Q4 of 2012.

(2)	When we use the term “Adjusted EBITDA”, we are referring to net income minus interest income and other income plus interest expense, income taxes, non-cash stock-based compensation, depreciation, amortization and other investment (income) loss, net. We present Adjusted EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

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

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table reconciles net income to Adjusted EBITDA (in thousands):

	Year Ended December 31
	2012		2011
Net income	$1,589	*	$1,724
Depreciation	873		747
Amortization of intangible assets	57		5
Stock-based compensation	251		242
Interest expense, financing and other related costs, net	538		728
Other investment loss	39		18
Provision for income taxes	1,277		1,306

Adjusted EBITDA	$4,624	*	$4,770

Adjusted EBITDA margin as a % of Net Revenue	5.4%		5.9%

(*)	Includes the cumulative impact of the change in gift card breakage income of $684,007 recorded in the first quarter of 2012 and current breakage income for year ended December 31, 2012 of $172,350. There was no breakage recorded for the same period in 2011.

The following table sets forth our results of operations as a percentage of revenues for the periods shown (1):

	Year Ended December 31
	2012	2011
Revenues, net — direct	57.5%	62.3%
Revenues, net — retail stores	42.5	37.7
Revenues, net — total	100.0	100.0
Cost of revenues	62.0	61.7
Gross profit	38.0	38.3
Selling, general and administrative expenses	34.0	33.7
Income from operations	4.0	4.7
Interest expense, financing and other related costs, net	0.6	0.9
Other investment loss	0.0	0.0
Income before income tax provision	3.3	3.7
Provision for income taxes	1.5	1.6
Net income	1.8%	2.1%

(1)	Some of these amounts may not sum properly due to rounding.

Comparison of Years Ended December 31, 2012 and 2011

Revenues

Total revenues increased $5.2 million, or 6.5%, to $86.0 million for the year ended December 31, 2012 from $80.8 million for the year ended December 31, 2011. Revenues in our direct market channel decreased $0.8 million, or 1.7%, to $49.5 million from $50.3 million in the corresponding period in 2011. Revenues in our retail market channel increased $6.1 million, or 19.9%, to $36.5 million from $30.5 million in 2011. The decrease in our direct market channel was due to the more aggressive posture of online retailers and our customer’s shifting to retail as the Company opens new stores. The increase in revenues from our retail market channel was due to strong sales growth from our newer stores as they mature, three additional retail stores and promotions. Same store sales for the twelve month period increased 6.0% over the prior year. In addition, gift card breakage revenue of $856,357, including a cumulative impact of $684,007, was recognized during the year ending December 31, 2012. The revenue was recognized in both retail and direct market channels based on where the gift card was issued. There was no gift card breakage recorded for the same period in 2011.

Gross Profit

Gross profit for the year ended December 31, 2012 increased $1.7 million, or 5.5%, to $32.7 million from $31.0 million for the corresponding period in 2011. Gross profit, as a percentage of revenues, for the year ended December 31, 2012 decreased 0.3% to 38.0% from 38.3% for the corresponding period in 2011. The increase in gross profit of $1.7 million was attributable to increased revenues in the retail channel and gift-card breakage income. The decrease in gross profit as a percentage of revenues was attributable to variations in our overall product mix and promotions.

Selling, General and Administrative

Selling, general and administrative expenses increased $2.0 million, or 7.5%, for the year ended December 31, 2012 to $29.2 million from $27.2 million for the corresponding period in 2011. Increased marketing costs of $683,000, lease expense of $383,000, professional fees of $148,000 and labor costs of $669,000 were the primary causes for this increase in SG&A expenses. SG&A expenses, as a percentage of revenues, increased to 34.0% of revenues from 33.7% of revenues for the corresponding period in 2011 due to increased marketing, lease expense, professional fees and labor costs. Labor and lease expense increased primarily due to the additional number of stores as compared to last year. Professional and marketing costs largely reflect our ongoing investments to improve our Internet channel.

Interest Expense

Interest expense, including amortization of financing costs, attributed primarily to our term note and revolving credit facility decreased $190,000 or 26.1% to $538,000 for the year ended December 31, 2012 from $727,000 for the same period in 2011. In the first quarter of 2011, there was an increase of $243,000 which was attributed to expensing unamortized, deferred financing costs and the debt discount upon the refinancing of the senior subordinated notes on March 28, 2011.

Other Investment Income

Net loss from investment activities consists of the Company’s share of net earnings or loss of its affiliate as they occur. The Company’s net investment loss for the year ended December 31, 2012 was $39,000, an increase of $21,000 over its net investment loss of $18,000 in 2011. The Company’s investment loss from investment activities are related to our investments in Hobby Horse Clothing Company, Inc. (“HH”) and Horsepharm, LLC.

Income Tax Provision

The provision for income taxes was $1,277,000 for the year ended December 31, 2012, reflecting an effective tax rate of 45%, compared to $1,306,000 for the corresponding period in 2011, reflecting an effective tax rate of 43%. The effective tax rate in 2012 increased due primarily to an earnings mix by state and the impact of certain permanent tax items.

Net Income

The net income for the year ended December 31, 2012 decreased $135,000 or 7.8%, to $1,589,000 from $1,724,000 for the corresponding period in 2011. This decrease in profitability of $135,000 (which is net of the after-tax gift card breakage revenue recognized for the period) was due primarily to increased SG&A expenses related to marketing, lease expense, professional fees and labor costs that increased at a higher pace than revenue and gross margin. In addition, weaker than prior-year direct sales (as explained in Revenues above) reduced the gross margin contribution. The resulting income per diluted share decreased to $0.29 for the year ended December 31, 2012 as compared to $0.31 for the corresponding period in 2011.

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

Liquidity and Capital Resources

For the year ended December 31, 2012, our cash decreased by $14,000. Cash was utilized primarily for seasonal working capital requirements. The source for cash generated related to increased balances in our credit facility, increased balances in depreciation and amortization, and net income. On May 10, 2012, the Company amended its line of credit facility with the bank with the potential to increase the available credit from $13,000,000 up to $20,000,000 at the bank’s discretion. On March 28, 2011, the Company also refinanced the $5,000,000 Senior Subordinated Notes plus deferred interest from proceeds of a $5,500,000 term note facility from the bank at a reduced interest rate. The Company was in compliance with all covenants under both credit facilities as of December 31, 2012.

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

Operating Activities

Cash provided by our operating activities for the year ended December 31, 2012 was $2.7 million compared to cash utilized of $1.5 million for the corresponding period in 2011. For the year ended December 31, 2012, cash outflows consisted primarily of an increase in accounts receivable of $1.0 million, increase in inventory of $0.5 million, increase in deferred taxes of $0.5 million and reductions in gift certificate liability and accounts payable of $1.2 million. Cash inflows were attributable to the results of operations which consisted of net income, non-cash expenses of depreciation, amortization, accrued expenses, stock based compensation and other expenses, which totaled $5.9 million. For the year ended December 31, 2011, cash outflows consisted primarily of an increase in inventory of $3.5 million, payment of deferred finance of $0.4 million, reduction in accounts receivable of $0.3 million, reduction in prepaid expenses of $0.3 million, reduction in deferred taxes of $0.2 million and reductions in income taxes payable of $0.1 million. Cash inflows were attributable to the results of operations which consisted of net income, non-cash expenses of depreciation, amortization, non-cash interest, accrued expenses, stock based compensation and other expenses, which totaled $3.3 million.

Investing Activities

Cash utilized from our investing activities was $2.4 million for the year ended December 31, 2012 compared to $1.4 million for the corresponding period in 2011. Investing activities consisted primarily of retail store improvement costs and new store equipment and fixtures. As additional stores are opened, the Company invests in inventory in order to initially stock the store with product.

Financing Activities

Net cash utilized by our financing activities was $0.3 million for the year ended December 31, 2012, compared to cash of $2.4 million provided in the corresponding period in 2011. We funded our seasonal operating activities with net borrowings of $0.5 million under our revolving credit.

Revolving Credit Facility

On March 28, 2011, the Company and its bank, RBS Citizens, N.A., amended the revolving line of credit agreement in connection with the refinancing of the $5,000,000 senior subordinated notes. On May 10, 2012, the Company extended the revolving line of credit to April 30, 2014. Under the amended revolving line of credit, the Company can borrow up to $13,000,000, of which up to $1,000,000 can be in the form of letters of credit, and increase this amount up to $20,000,000 at the discretion of the bank. Any outstanding balances borrowed under the credit facility are due April 30, 2014. The credit facility bears interest at the base rate, announced from time to time by the bank, plus an applicable margin determined by the Company’s funded debt ratio. As of December 31, 2012, the LIBOR rate (base rate) was 0.21%, plus the applicable margin of 2.50%. Interest is payable monthly. At its option, the Company may have all or a portion of the unpaid principal under the credit facility bear interest at a base rate using either LIBOR or the prime rate.

On March 29, 2013, the Company and the bank amended the revolving line of credit so that the Company can borrow three term loans for capital expenditures used to open new stores. Under the amended revolving line of credit, the Company can borrow up to $13,000,000, of which up to $1,000,000 can be in the form of letters of credit and up to $8,000,000 can be advanced as term loans, and increase the $13,000,000 maximum up to $20,000,000 at the discretion of the bank. Funds available under the revolving portion of the line shall be reduced by the outstanding balance of the letters of credit and term loans. The Company borrowed $2,340,000 as a term loan on March 29, 2013 with equal principal repayments over 60 months. The Company may also borrow an additional $2,500,000 by December 31, 2013 and $3,000,000 by December 31, 2014 to fund capital expenditures for store openings. The term loan to be funded in 2014 and 2015 will be interest only for 6 months followed by equal principal repayments over 54 months. Any outstanding balances borrowed under the credit facility are due in full on March 29, 2015 unless the revolving line of credit is renewed in 2014 for another year. The credit facility bears interest at the base rate, announced from time to time by the bank, plus an applicable margin determined by the Company’s funded debt ratio. As of March 29, 2013 the LIBOR (base rate) was 0.21%, plus the applicable margin of 2.50%. Interest is payable monthly. At its option the Company may have all or a portion of the unpaid principal under the credit facility bear interest at various LIBOR or prime rate options.

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

Under the terms of this credit facility, the Company is subject to various covenants. For the period ending September 30, 2012, the Company obtained a waiver for non-compliance with its Fixed Charge Coverage Ratio covenant under the credit facility. At December 31, 2012, the Company was in compliance with all of the covenants under the credit facility.

Term Notes, Senior Subordinated Notes Payable and Warrants

On March 28, 2011, the Company borrowed $5,500,000 in the form of a 7-year term note from the bank to refinance the $5,000,000 senior subordinated notes and deferred interest on those notes. The initial floating rate interest on the $1,600,000 of principal (the variable interest rate portion of the term note) was 5.4% consisting of a 1.0% LIBOR floor plus a 4.4% margin. The initial floating rate interest on the $3,900,000 of principal (fixed portion of the term note with the interest rate swap discussed below) was LIBOR plus 4.4%. On April 1, 2011, the Company entered into an interest rate swap contract to fix the interest rate at 7.4% on $3,900,000 of the term note principal. The remaining $1,600,000 of the principal bears interest at a floating rate based on a base rate, with a minimum of 1.0% as announced from time to time by the bank, plus a 4.4% margin. As of December 31, 2012, the LIBOR rate (base rate) was 0.21%. Interest is payable monthly. The Company is obligated to repay $786,000 of principal annually commencing in April 2013 and extending to March 2018. The Company is further obligated to accelerate repayment of up to $1,600,000 in principal in the event it has excess cash flow determined by a cash flow recapture formula. All assets of the Company collateralize the term note facility. Under the terms of the term note facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios, minimum fixed charge ratios, minimum current asset ratios, and maximum capital expenditures. The Company has realized significant interest savings as a result of refinancing the senior subordinated notes.

In connection with the issuance of the prior subordinated notes, the Company issued warrants to the note holders, exercisable at any time after December 11, 2007 for an initial 118,170 shares of its common stock at a revised exercise price of $2.75 per share. The number of shares to be received for the warrants, upon exercise, is subject to change in the event of additional equity issuances and/or stock splits. The warrants were estimated to have a fair value of $272,000, which was reflected as a discount of the proceeds. The discount was amortized through interest expense while the notes were outstanding and the unamortized discount was fully expensed at refinancing. The warrants issued in connection with the subordinated notes are still outstanding and terminate on December 10, 2016.

Working Capital and Capital Expenditure Needs

The Company believes our existing cash, cash equivalents, expected cash to be provided by our operating activities, and funds available through our revolving credit facility will be sufficient to meet our currently planned working capital and capital expenditure needs over at least the next twelve months. We anticipate increasing capital expenditures by adding stores in 2013 and beyond. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the expansion of our retail stores, the acquisition of new capabilities or technologies and the continuing market acceptance of our products. To the extent that existing cash, cash equivalents, cash from operations and cash from our revolving credit facility under the conditions and covenants of our credit facilities are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, businesses, services or technologies which we anticipate would require us to seek additional equity or debt financing, we may enter into these types of arrangements in the future. There is no assurance that additional funds would be available on terms favorable to us or at all. Funds from our revolving credit facility may not be available if we fail to meet the financial covenants contained in the loan agreements with our lender. For the period ending September 30, 2012, the Company obtained a waiver for non-compliance with its Fixed Charge Coverage Ratio covenant under the credit facility. At December 31, 2012, the Company was in compliance with all of its covenants under the credit facility.

Off-Balance Sheet Arrangement

As of December 31, 2012, we had no off-balance sheet arrangements as defined in Item 303(a) (4) of the Securities and Exchange Commission’s Regulation S-K.

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

Revenue Recognition

Revenues are recognized when payment is reasonably assured, the product is shipped and title and risk of loss have transferred to the customer. For direct merchandise sales, this occurs when product is delivered to the common carrier at the Company’s warehouse. For retail sales, this occurs at the point of sale. For the periods presented, the merchandise returns reserve has been decreased from 15.0% to 13.5% to reflect recent trends; resulting in reserves of $815,000 and $877,000 for the years ended December 31, 2012 and 2011, respectively. We do not anticipate additional changes to the future trends of our merchandise returns.

Shipping and handling fees charged to the customer are recognized at the time the products are shipped to the customer and are included in net revenues. Shipping costs are included in cost of goods sold.

Gift Card and Gift Card Breakage

The Company’s proceeds from the sale of gift cards are recorded as a liability and are recognized as revenue when the cards are redeemed for merchandise. Through the year ending December 31, 2011, all unredeemed gift card proceeds were reflected as a liability until redeemed. During the first quarter of 2012, the Company identified a history of redemption and breakage patterns associated with its gift cards, which support a change in the estimate of the term over which the Company recognizes income on gift card breakage. Accordingly, beginning with the first quarter of 2012, the Company began to recognize revenue from the breakage of gift cards when the likelihood of redemption of the gift card is remote and there is no legal obligation for the Company to remit the value of such unredeemed gift cards to any relevant jurisdiction.

The Company determines its gift card breakage rate based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be reasonably estimated at the time of gift card issuance. From the point which the likelihood of redemption is deemed to be remote (gift cards that were issued three years prior and remain unredeemed) and for which there is no legal obligation to remit the value of such unredeemed gift cards to any relevant jurisdictions, breakage income is recognized over a two year period. Breakage revenue for the year ending December 31, 2012 of $856,357 was recognized as revenue, net, in the accompanying condensed consolidated statement of income and comprehensive income, which included the cumulative impact of the change of $684,007. There was no breakage recorded for the same period in 2011. The gift certificate liability balance was $2.4 million and $2.2 million for the years ending December 31, 2012 and 2011, respectively.

Inventory Valuation

Inventory consists of finished goods in the Company’s mail-order warehouse and retail stores. The Company’s inventory is stated at the lower of cost, with cost determined by the first-in, first-out (FIFO) method, or net realizable value. The Company maintains a reserve for excess and obsolete inventory. This reserve was $120,000 for the years ended December 31, 2012 and 2011. The Company continuously monitors the salability of its inventories to ensure adequate valuation of the related merchandise. Inventory valuation charges have remained consistent throughout each period presented.

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

The Company has reviewed its tax positions to determine whether the positions are more likely than not to be sustained upon examination by regulatory authorities. If a tax position meets the more-likely-than-not standard, then the related tax benefit is measured based on a cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement or disposition of the underlying issue. At December 31, 2012 the Company’s tax liability was $3,000 for unrecognized tax benefits compared $33,000 in 2011. The tax liability was reduced by $30,000 due to the expiration of the statutory examination period for certain tax positions taken in 2007.

Stock-based Compensation

The Company accounts for share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the statements of income and comprehensive income based on their fair values. Refer to Note 7 for further discussion of stock-based compensation recognized for periods presented.

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to discounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company does not believe that any of our long-lived assets were impaired as of December 31, 2012 and 2011.

Recent Accounting Pronouncements

In May 2011, the FASB issued an amendment to ASU 2011-04, Fair Value Measurement and disclosure. Among other things, the guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for measurement of the fair value of financial assets and liabilities as well as instruments classified in shareholders’ equity. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting pronouncement did not have a material impact on our financial statements

ASU 2011-05, Presentation of Comprehensive Income, amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now requires entities to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. The components of OCI have not changed, nor has the guidance on when OCI items are reclassified to net income; however, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income. For public entities, the amendments in the ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2011. The amended guidance must be applied retrospectively and early adoption is permitted. The Company adopted this disclosure guidance as of December 31, 2011. The Company recognized no elements of OCI prior to the year ending December 31, 2011.

In February 2013, the FASB issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The guidance in this ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (U.S. GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U ..S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. Public companies are required to comply with the requirements of this ASU for all reporting periods (interim and annual) beginning after December 15, 2012. The Company expects to adopt this amendment in the first quarter of 2013 and does not expect the adoption to have a material impact on its consolidated financial statements.

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

Interest Rate Sensitivity

The Company had cash and cash equivalents totaling $0.3 million at December 31, 2012. The unrestricted cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. We intend to maintain our portfolio of cash equivalents, including money market funds and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. As of December 31, 2012, all of our investments were held in money market funds.

The Company’s exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay our outstanding debt instruments, primarily certain borrowings under our revolving credit facility and on the $1,600,000 of the term notes that bear interest at a floating rate. The advances under this revolving credit facility and the $1,600,000 of principal of the term note bear a variable rate of interest determined as a function of the prime rate or the published LIBOR rate at the time of the borrowing. If interest rates were to increase by two percent, the additional interest expense during the year ended December 31, 2012 would have been approximately $62,000. At December 31, 2012, $1,515,000 was outstanding under our revolving credit facility.

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

DOVER SADDLERY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Dover Saddlery, Inc.

Littleton, Massachusetts

We have audited the accompanying consolidated balance sheets of Dover Saddlery, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dover Saddlery, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey LLP

Boston, Massachusetts

April 1, 2013

DOVER SADDLERY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$299,144	$313,109
Accounts receivable	1,777,913	811,255
Inventory	19,915,506	19,383,309
Prepaid catalog costs	783,662	1,272,854
Prepaid expenses and other current assets	1,116,024	895,763
Deferred income taxes	595,400	261,200

Total current assets	24,487,649	22,937,490
Furniture and fixtures	1,542,361	1,376,941
Office and other equipment	2,477,256	2,324,397
Leasehold improvements	8,072,471	6,151,129

Total property and equipment	12,092,088	9,852,467
Less accumulated depreciation and amortization	(7,058,252)	(6,185,214)

Net property and equipment	5,033,836	3,667,253

Other assets:
Deferred income taxes	1,195,745	1,017,663
Intangibles and other assets, net	784,129	570,733

Total other assets	1,979,874	1,588,436

Total assets	$31,501,359	$28,193,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations and outstanding checks	$337,433	$1,099,795
Current portion – Term note	589,286	—
Accounts payable	1,836,850	2,201,144
Accrued expenses and other current liabilities	7,145,837	5,741,360
Income taxes payable	860,303	308,289

Total current liabilities	10,769,709	9,350,588

Long-term liabilities:
Revolving line of credit	1,514,986	986,701
Term note	4,910,714	5,500,000
Capital lease obligations, net of current portion	120,996	16,301
Interest rate swap contract	320,225	321,879

Total long-term liabilities	6,866,921	6,824,881

Stockholders’ equity:
Common Stock, par value $0.0001 per share; 15,000,000 shares authorized; 6,133,343 and 6,128,603 issued and 5,337,478 and 5,332,738 outstanding as of December 31, 2012 and 2011, respectively	536	536
Additional paid in capital	45,973,238	45,716,255
Treasury stock, 795,865 shares at cost	(6,081,986)	(6,081,986)
Other comprehensive loss	(188,980)	(189,916)
Accumulated deficit	(25,838,079)	(27,427,179)

Total stockholders’ equity	13,864,729	12,017,710

Total liabilities and stockholders’ equity	$31,501,359	$28,193,179

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2012	2011
Revenues, net	$86,048,111	$80,831,561
Cost of revenues	53,350,448	49,835,837

Gross profit	32,697,663	30,995,724
Selling, general, and administrative	29,254,260	27,219,280

Income from operations	3,443,403	3,776,444
Interest expense, financing and other related costs, net	538,052	727,738
Other investment loss, net	39,333	17,897

Income before income tax provision	2,866,018	3,030,809
Provision for income taxes	1,276,918	1,306,279

Net income	$1,589,100	$1,724,530

Net income per share
Basic	$0.30	$0.33

Diluted	$0.29	$0.31

Number of shares used in per share calculation
Basic	5,333,615	5,292,702
Diluted	5,508,803	5,482,045

DOVER SADDLERY, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2012	2011
Net income	$1,589,100	$1,724,530

Other comprehensive income (loss):
Change in fair value of interest rate swap contract, net of tax	936	(189,916)

Total comprehensive income	$1,590,036	$1,534,614

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid in Capital			Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Common Stock			Treasury Stock
	Number of Shares	Par Value		Number of Shares	Redemption Value
Balance at December 31, 2010	5,277,161	$528	$45,390,981	795,865	($6,081,986)	$0	($29,151,709)	$10,157,814

Stock based compensation			241,969					241,969
Issuance of Common Stock Upon Exercise of Stock Options	55,577	8	83,305					83,313
Change of fair value of interest rate swap contract, net of tax						(189,916)		(189,916)
Net income							1,724,530	1,724,530

Balance at December 31, 2011	5,332,738	536	45,716,255	795,865	(6,081,986)	(189,916)	(27,427,179)	12,017,710

Stock based compensation			251,105					251,105

Issuance of Common Stock Upon Exercise of Stock Options	4,740	0	5,878					5,878
Change of fair value of interest rate swap contract, net of tax						936		936
Net income							1,589,100	1,589,100

Balance at December 31, 2012	5,337,478	$536	$45,973,238	795,865	($6,081,986)	($188,980)	($25,838,079)	$13,864,729

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2012	2011
Operating activities:
Net income	$1,589,100	$1,724,530
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	930,079	751,923
Deferred income taxes	(513,000)	(193,500)
Loss from investment in affiliates, net	39,333	17,896
Stock-based compensation	251,105	241,969
Gift card breakage revenue	(856,357)	—
Non-cash interest expense	—	(422,934)
Payment of deferred interest	12,393	218,991
Changes in current assets and liabilities:
Accounts receivable	(966,658)	(277,924)
Inventory	(532,197)	(3,514,760)
Prepaid catalog costs, prepaid expenses and other current assets	268,931	(337,597)
Accounts payable	(364,294)	128,479
Accrued expenses, other current liabilities and income taxes payable	2,812,848	210,008

Net cash provided by (used) in operating activities	2,671,283	(1,452,919)
Investing activities:
Purchases of property and equipment	(2,063,701)	(1,383,541)
Investment in affiliate	(10,000)	—
Change in other assets	(299,124)	(36,712)

Net cash used in investing activities	(2,372,825)	(1,420,253)
Financing activities:
Borrowings under revolving line of credit	22,667,675	18,714,313
Borrowings under term note	—	5,500,000
Payments under revolving line of credit	(22,139,390)	(17,727,612)
Repayment of subordinated note	—	(5,000,000)
Payment of commitment fee	(13,000)	(54,250)
Change in outstanding checks	(724,092)	1,019,979
Payments on capital leases	(109,494)	(94,687)
Cash proceeds from exercise of stock options	5,878	83,313

Net cash provided by (used in) financing activities	(312,423)	2,441,056

Net decrease in cash and cash equivalents	$(13,965)	$(432,116)

Cash and cash equivalents at beginning of period	$313,109	$745,225

Cash and cash equivalents at end of period	$299,144	$313,109

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$538,881	$956,982
Income taxes	$1,237,905	$1,616,756
Supplemental disclosure of non-cash financing activities
Equipment acquired under capital leases	$175,920	$4,963
Change in fair value of interest rate swap contract	$1,654	$321,879

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Operations and Organization

Dover Saddlery, Inc., a Delaware corporation (the “Company”), is a leading specialty retailer and the largest multi-channel marketer of equestrian products in the United States. The Company sells products through a multi-channel strategy, including direct and retail, with stores located in Massachusetts, New Hampshire, Delaware, Texas, Virginia, Maryland, New Jersey, Rhode Island, Georgia, Colorado, Illinois, Pennsylvania, Minnesota and North Carolina. The Company provides a complete line of products, as well as specially developed, private label offerings from its direct marketing headquarters, warehouse, and call center facility in Littleton, Massachusetts.

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

The following table presents certain selected operating data from both the direct and retail market channels (dollars in thousands):

	Year Ended December 31
	2012	2011
Revenues, net—direct	$49,475	$50,334
Revenues, net—retail	36,573	30,497

Revenues, net—Total	$86,048	$80,831

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

The Company determines its gift card breakage rate based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be reasonably estimated at the time of gift card issuance. From the point which the likelihood of redemption is deemed to be remote (gift cards that were issued three years prior and remain unredeemed) and for which there is no legal obligation to remit the value of such unredeemed gift cards to any relevant jurisdictions, breakage income is recognized over a two year period. Breakage revenue for the year ending December 31, 2012 of $856,357, which included the cumulative impact of the change of $684,007, was recognized as revenue, net, in the accompanying consolidated statement of income and comprehensive income. There was no breakage recorded in 2011. The gift certificate liability balance was $2.4 million and $2.2 million for the years ending December 31, 2012 and 2011, respectively.

Shipping and Handling Costs

The Company has classified amounts billed to customers for shipping and handling as revenue, and shipping and handling costs as cost of revenues, in the accompanying consolidated statements of income and comprehensive income.

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

Depreciation of property and equipment was approximately $873,000 and $747,000 for the years ended December 31, 2012 and 2011, respectively.

Inventory

Inventory consists of prepaid, finished goods in the Company’s mail-order warehouse and retail stores. The Company’s inventories are stated at the lower of cost (determined by the first-in, first-out method), or net realizable value. The Company maintains a reserve for excess and obsolete inventory. This reserve as of December 31, 2012 and 2011 was $120,000. The Company continuously monitors the salability of its inventories to ensure adequate valuation of the related merchandise.

Advertising

The Company capitalizes costs related to its direct mail advertising and recognizes these deferred costs over the period of expected future revenue, which is typically less than one year. Deferred costs as of December 31, 2012 and 2011 were $783,662 and $1,272,854, respectively, and are included as prepaid catalog costs on the accompanying consolidated balance sheets. The combined marketing and advertising costs charged to selling, general, and administrative expenses for the years ended December 31, 2012 and 2011, were approximately $8,877,000 and $8,194,000, respectively.

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

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, line of credit advances, capital leases and notes payable. The carrying value of cash and cash equivalents, accounts receivable, and accounts payable reflects fair value due to their short-term nature using level 3 inputs (see Note 14 for fair value disclosures).

The Company’s outstanding amounts under the unsecured revolving credit facility and term note (“Credit Facility”) are not measured at fair value on the accompanying condensed consolidated balance sheets. The Company determines the fair value of the amounts outstanding under the Credit Facility using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility is valued using level 2 inputs. The results of these calculations yield fair values that approximate carrying values. The fair value of our Credit Facility was approximately $7,015,000 and $6,487,000 as of December 31, 2012 and December 31, 2011, respectively.

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

Other Comprehensive Income (Loss)

Other comprehensive loss is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. Other comprehensive loss includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s only item of other comprehensive income (loss), other than reported net income, was the change in fair value of an interest rate swap. The other comprehensive income (loss), net of taxes, for the year ended December 31, 2012 and 2011 was $936 and $189,916, respectively.

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

The Company has reviewed its tax positions to determine whether the positions are more likely than not to be sustained upon examination by regulatory authorities. If a tax position meets the more-likely-than-not standard, then the related tax benefit is measured based on a cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement or disposition of the underlying issue. At December 31, 2012 the Company’s tax liability was $3,000 for unrecognized tax benefits compared $33,000 in 2011. The tax liability was reduced by $30,000 due to the expiration of the statutory examination period for certain tax positions taken in 2007.

The Company records interest and penalties related to income taxes as a component of provision for income taxes. The Company recognized nominal interest and penalty expense for the years ended December 31, 2012 and 2011.

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

A reconciliation of the number of shares used in the calculation of basic and diluted net income per share is as follows:

	Year Ended December 31
	2012	2011
Basic weighted average common shares outstanding	5,334,000	5,293,000
Add: Dilutive effect of assumed stock option and warrant exercises	175,000	189,000

Diluted weighted average commons shares outstanding	5,509,000	5,482,000

In 2012 and 2011, approximately 578,000 options and 369,000 options, respectively, to acquire common stock were excluded from the diluted weighted average shares calculation as the effect of such options is anti-dilutive.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued an amendment to ASU 2011-04, Fair Value Measurement and disclosure. Among other things, the guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for measurement of the fair value of financial assets and liabilities as well as instruments classified in shareholders’ equity. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting pronouncement did not have a material impact on our financial statements

ASU 2011-05, Presentation of Comprehensive Income, amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now requires entities to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. The components of OCI have not changed, nor has the guidance on when OCI items are reclassified to net income; however, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income. For public entities, the amendments in the ASU are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2011. The amended guidance must be applied retrospectively and early adoption is permitted. The Company adopted this disclosure guidance as of December 31, 2011. The Company recognized no elements of OCI prior to the year ending December 31, 2011.

In February 2013, the FASB issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The guidance in this ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (U.S. GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U .S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. Public companies are required to comply with the requirements of this ASU for all reporting periods (interim and annual) beginning after December 15, 2012. The Company expects to adopt this amendment in the first quarter of 2013 and does not expect the adoption to have a material impact on its consolidated financial statements.

3. Financing Agreements

Revolving Credit Facility

On March 28, 2011, the Company and its bank, RBS Citizens, N.A., amended the revolving line of credit agreement in connection with the refinancing of the $5,000,000 senior subordinated notes. On May 10, 2012, the Company extended the revolving line of credit to April 30, 2014. Under the amended revolving line of credit, the Company can borrow up to $13,000,000, of which up to $1,000,000 can be in the form of letters of credit, and increase this amount up to $20,000,000 at the discretion of the bank. Any outstanding balances borrowed under the credit facility are due April 30, 2014. The credit facility bears interest at the base rate, announced from time to time by the bank, plus an applicable margin determined by the Company’s funded debt ratio. As of December 31, 2012, the LIBOR rate (base rate) was 0.21%, plus the applicable margin of 2.50%. Interest is payable monthly. At its option, the Company may have all or a portion of the unpaid principal under the credit facility bear interest at a base rate using either LIBOR or the prime rate. (See Note 15)

The Company is obligated to pay commitment fees of 0.25% per annum on the average daily, unused amount of the line of credit during the preceding quarter. All assets of the Company collateralize the senior revolving credit facility. Under the terms of the credit facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios, minimum fixed charge ratios, current asset ratios, and capital expenditures. At December 31, 2012, the Company was in compliance with all of the covenants under the credit facility.

At December 31, 2012, the Company had the ability to borrow $13,000,000 on the revolving line of credit, subject to certain covenants, of which there was $1,515,000 outstanding, bearing interest at the net revolver rate of 2.71%. At December 31, 2011, the Company had $987,000 outstanding, bearing interest at the net revolver rate of 2.49%.

Term Notes, Senior Subordinated Notes Payable and Warrants

On March 28, 2011, the Company borrowed $5,500,000 in the form of a 7-year term note from the bank to refinance the $5,000,000 senior subordinated notes and deferred interest on those notes. The initial floating rate interest on the $1,600,000 of principal (the variable interest rate portion of the term note) was 5.4% consisting of a 1.0% LIBOR floor plus a 4.4% margin. The initial floating rate interest on the $3,900,000 of principal (fixed portion of the term note with the interest rate swap discussed below) was LIBOR plus 4.4%. On April 1, 2011, the Company entered into an interest rate swap contract to fix the interest rate at 7.4% on $3,900,000 of the term note principal. The remaining $1,600,000 of the principal bears interest at a floating rate based on a base rate, with a minimum of 1.0% as announced from time to time by the bank, plus a 4.4% margin. As of December 31, 2012, the LIBOR rate (base rate) was 0.21%. Interest is payable monthly. The Company is obligated to repay $786,000 of principal annually commencing in April 2013 and extending to March 2018. The Company is further obligated to accelerate repayment of up to $1,600,000 in principal in the event it has excess cash flow determined by a cash flow recapture formula. All assets of the Company collateralize the term note facility. Under the terms of the term note facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios, minimum fixed charge ratios, minimum current asset ratios, and maximum capital expenditures. The Company has realized significant interest savings as a result of refinancing the senior subordinated notes. At December 31, 2012, the Company was in compliance with all of the covenants under the credit facility.

In connection with the issuance of the prior subordinated notes, the Company issued warrants to the note holders, exercisable at any time after December 11, 2007 for an initial 118,170 shares of its common stock at a revised exercise price of $2.75 per share. The number of shares to be received for the warrants, upon exercise, is subject to change in the event of additional equity issuances and/or stock splits. The warrants were estimated to have a fair value of $272,000, which was reflected as a discount of the proceeds. The discount was amortized through interest expense while the notes were outstanding and the unamortized discount was fully expensed at refinancing. The warrants issued in connection with the subordinated notes are still outstanding and terminate on December 10, 2016.

As of December 31, 2012 and 2011, the $5,500,000 of term notes on the consolidated balance sheet, reflect the $5,500,000 face value.

Debt Payments

The estimated aggregate principal payments under our combined financing agreements as of December 31, 2012 for each of the next five fiscal years are as follows:

Principal Debt Payments
2013	$589,500
2014	$786,000
2015	$786,000
2016	$786,000
2017	$786,000
Thereafter	$1,766,500

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

The Company’s equity share of HH’s net income, including the intangible asset customer list amortization (resulting from the purchase price allocation) is reflected as other investment income in the accompanying consolidated statements of income and comprehensive income. The Company recorded net loss of approximately $(32,000) for the year ending December 31, 2012 compared to a loss recorded of $(7,000) for the year ending December 31, 2011. The resulting carrying values at December 31, 2012 and 2011 were approximately $248,000 and $270,000, respectively, and are included in intangibles and other assets, net, in the accompanying consolidated balance sheets.

In May 2010, the Company launched a joint venture to provide equine pharmaceuticals to the equine marketplace. The venture, HorsePharm.com, LLC (“HP”), was established as a limited liability company, and Dover has a non-controlling interest of 50%. The

Company accounts for this investment using the equity method. Thus, during the second quarter of 2010, Dover recorded its portion of the initial investment in HP of $60,000. For the year ending December 31, 2012 the Company recorded a net loss of approximately $(8,000) for its share of the joint venture’s operating results and a net loss of approximately $(10,000) for year ending December 31, 2011. The carrying values at December 31, 2012 and 2011 were approximately $22,000 and $30,000, respectively, which were included in intangibles and other assets, net, in the accompanying consolidated balance sheets. The operating agreement governing HP contains a buy/sell feature that can be exercised for a price established by the HP member who initiates the buy/sell feature. The HP member that receives the offer can elect to buy the other member’s interest or sell its interest at the offered price.

5. Commitments

The Company leases its facilities and certain fixed assets that may be purchased for a nominal amount on the expiration of the leases under non-cancelable operating and capital leases that extend through 2022. These leases, which may be renewed for periods ranging from one to five years, include fixed rental agreements as well as agreements with rent escalation clauses.

Property and equipment includes the following cost and related accumulated depreciation associated with equipment under capital lease:

	Year Ended December 31
	2012	2011
Office and equipment	$472,715	$296,790
Leasehold improvements	170,737	170,737

Total cost of property and equipment under capitalized lease	643,453	467,527
Less allowances for depreciation	(354,296)	(261,841)

Net book value of property and equipment under capital lease	$289,156	$205,686

Future minimum commitments for operating and capital lease obligations as of December 31, 2012 are as follows:

	Capital Leases	Operating Leases
2013	$49,500	$3,042,000
2014	53,900	3,042,000
2015	45,100	2,768,000
2016	45,100	2,718,000
2017	15,100	2,066,000
Thereafter	—	3,708,000

Total minimum lease payments	208,700	$17,344,000

Amount representing interest	(35,800)

Present value of net minimum lease payments	172,900
Less current portion	51,900

Long-term capital lease obligation	$121,000

Total rental expense under the operating agreements included in the accompanying consolidated statements of income and comprehensive income for the years ending December 31, 2012 and 2011 were approximately $2,798,000 and $2,415,000, respectively.

In connection with retail locations, the Company enters into various operating lease agreements, with escalating rental payments. The effects of variable rent disbursements have been expensed on a straight-line basis over the life of the lease. As of December 31, 2012 and 2011, there was approximately $754,000 and $618,000, respectively, of deferred rent recorded in accrued expenses and other current liabilities on the accompanying consolidated balance sheets.

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

	Year Ended December 31
	2012	2011
Current:
Federal	$1,368,061	$1,138,821
State	421,857	360,958

Total current	1,789,918	1,499,779

Deferred:
Federal	(442,400)	(140,400)
State	(90,600)	(53,100)

Total deferred	(513,000)	(193,500)

Total provision for income tax	$1,276,918	$1,306,279

Deferred income taxes relate to the following temporary differences as of:

	Year Ended December 31
	2012	2011
Current deferred tax asset (liability):
Prepaid expenses currently deductible	$(188,400)	$(396,000)
Reserves not currently deductible	783,800	657,200

Net current deferred tax asset (liability)	595,400	261,200

Non-current deferred tax asset
Depreciation and amortization	985,500	826,500
Deferred tax asset – interest rate swap contract	131,245	131,963
Other	79,000	59,200

Total non-current deferred tax asset	1,195,745	1,017,663

Net non-current deferred tax asset	$1,791,145	$1,278,863

The effective income tax rate varies from the amount computed using the statutory U.S. income tax rate as follows:

	Year Ended December 31
	2012	2011
Federal statutory rate	34.0%	34.0%
Increase in taxes resulting from state income taxes, net of federal income tax benefit	7.7	7.0
Effect of nondeductible stock-based compensation	2.4	1.7
Adjustment of deferred income tax liability	0.5	0.4

Effective income tax rate	44.6%	43.1%

The Company has reviewed its tax positions to determine whether the positions are more likely than not to be sustained upon examination by regulatory authorities. If a tax position meets the more-likely-than-not standard, then the related tax benefit is measured based on a cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement or disposition of the underlying issue. At December 31, 2012 the Company’s tax liability was $3,000 for unrecognized tax benefits compared $33,000 in 2011. Although the Company believes it has adequately reserved for its uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

The Company records interest and penalties related to income taxes as a component of provision for income taxes. The Company recognized nominal interest and penalty expense for the years ended December 31, 2012 and 2011.

Tax years 2009 through 2012 remain subject to examination by the IRS, and 2007 through 2012 tax years remain subject to examination by Massachusetts, and 2006 through 2012 by various other jurisdictions.

7. Stockholders’ Equity

Preferred Stock

The Company currently has authorized 1,000,000 shares of Preferred Stock, none of which were issued or outstanding at December 31, 2012 or 2011.

Stock Option Plans

In August 2005, our Board of Directors approved the 2005 Equity Incentive Plan, which became effective on November 17, 2005, concurrent with our public offering, and was amended in 2010 with the approval of the Company’s stockholders. The amended 2005 Equity Incentive Plan provides for the grant of incentive stock options to employees and non-qualified stock options, awards of common stock and opportunities to make direct purchases of common and other stock to our employees and directors.

The aggregate number of shares of our common stock that may be issued under the amended 2005 Equity Incentive Plan is 1,123,574. The aggregate number of shares of common stock that may be granted in any calendar year to any one person pursuant to the amended 2005 Equity Incentive Plan may not exceed 50% of the aggregate number shares of our common stock that may be issued pursuant to the amended 2005 Equity Incentive Plan.

The amended 2005 Equity Incentive Plan is administered by the Compensation Committee of our Board of Directors, which has been granted the discretion to determine when awards are made, which directors or employees receive awards, whether an award will be in the form of an incentive stock option, a nonqualified stock option or restricted stock, the number of shares subject to each award, vesting, and acceleration of vesting. Generally, options granted to employees under the amended 2005 Equity Incentive Plan are expected to vest over a five-year period from the date of grant.

Stock options issued under the amended 2005 Equity Incentive Plan generally expire within ten years or, in the case of incentive stock options issued to 10% or greater shareholders, within five years.

Prior to the adoption of the 2005 Plan, the Company had issued 513,981 options under the 1999 Plan, which was the maximum the plan permitted. The Company has reserved a total of 1,123,574 shares of common stock for issuance under the 2005 Plan. As of December 31, 2012, there were 221,810 shares available for future grants, and as of December 31, 2011, 249,465 shares were available for future grants.

The following table summarizes stock option activity for the years ended December 31, 2012 and 2011.

	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	915,490	$4.49	911,947	$4.73
Granted	154,900	3.63	161,900	3.35
Forfeited/Expired	(127,245)	8.36	(102,780)	6.48
Exercised	(4,740)	1.24	(55,577)	1.50

Ending balance	938,405	$3.83	915,490	$4.49

Exercisable	518,678	$4.30	510,435	$5.61

	Options Outstanding
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life	Options Exercisable
$1.24 – $1.36	109,434	5.28	85,432
$1.94 – $2.14	68,595	2.60	64,395
$3.10 – $3.59	469,225	8.59	106,005
$3.65 – $3.95	31,450	4.39	3,145
$4.50 – $4.95	118,140	4.87	118,140
$7.50 – $8.78	124,092	3.82	124,092
$10.00	17,469	2.87	17,469

Total options	938,405		518,678

The following table sets forth the intrinsic value at December 31, 2012 and 2011, for outstanding and exercisable options:

	December 31, 2012		December 31, 2011
	Number of Options	Aggregate Intrinsic Value(1)	Number of Options	Aggregate Intrinsic Value(1)
Outstanding	938,405	$(501,064)	915,490	$(444,074)
Exercisable	518,678	$(519,245)	510,435	$(822,943)
Vested or expected to vest	938,405	$(501,064)	915,490	$(444,074)

(1)	The aggregate intrinsic value was calculated based on the difference between the fair value of the Company’s common stock on December 31, 2012 or 2011 and the weighted average exercise price of the underlying options.

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

In November 2012 and November 2011, the Company granted 154,900 and 161,900 options, respectively, to the Company employees and directors. Using the Binomial Lattice Model (with assumptions disclosed below), the 2012 and 2011 awards had weighted average fair value of $2.88 and $2.69 per option, respectively. The stock based compensation recorded was $251,000 and $242,000 for the years ended December 31, 2012 and 2011, respectively. The fair value of these awards is recorded as stock-based compensation expense included in general and administrative expense over the requisite service period. The remaining unrecognized stock-based compensation expense related to unvested awards at December 31, 2012 was approximately $1,010,000 to be recognized on a straight-line basis over the weighted average vesting period of 4.0 years.

The following table illustrates the assumptions used in the Binomial-Lattice calculation used to value to the option awards granted during the years ended December 31, 2012 and 2011:

	2012	2011
Weighted-average risk-free interest rate	0.62% and 1.19%	0.91% and 1.53%
Volatility	94.79%	95.63%
Expected dividend yield	0.0%	0.0%
Weighted-average fair value of options granted	$ 2.52 and $ 2.92	$ 2.35 and $ 2.73

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

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31
	2012	2011
Wages and bonus payable	$833,442	$1,109,168
Sales return reserves	815,000	877,000
Gift certificate and prepaid sales liabilities	2,367,545	2,338,988
Accrued professional fees	99,816	127,947
Miscellaneous accruals and other liabilities	3,030,034	1,288,257

Total accrued expenses and other current liabilities	$7,145,837	$5,741,360

A roll-forward of the Company’s sales return reserve is as follows:
Beginning balance	$877,000	$869,000
Provision	11,772,866	11,147,391
Returns	(11,834,866)	(11,139,391)

Ending balance	$815,000	$877,000

10. Intangibles and Other Assets, Net

Intangibles and other assets, net, consist of the following:

	December 31
	2012	2011
Deferred financing costs	$67,250	$54,250
Purchased catalog and related assets	964,435	819,433

Total cost	1,031,685	873,683
Accumulated amortization:
Deferred financing fees	(21,687)	(9,295)
Purchased catalog and related assets	(829,100)	(819,433)

Total accumulated amortization	(850,787)	(828,728)
Lease acquisition and other misc. assets	318,969	226,488
Investment in affiliate	284,262	299,330

Total	$784,129	$570,773

Deferred financing costs are amortized on a straight-line basis over the shorter of the contractual or estimated life of the related debt. In connection with the March 2011 debt refinancing discussed in Note 3, the Company recognized a portion of unamortized deferred financing costs associated with the modification of facilities. Purchased catalog and related assets are amortized on a straight-line basis over the estimated useful lives of the underlying assets. Amortization expense for the Company’s purchased catalog and related assets for the year ended December 31, 2011 was approximately $5,000. As of December 31, 2011, the purchased catalog and related assets were fully amortized.

In August 2012, the Company entered into a purchase agreement with Fools & Horses, LLC (“F&H”) for the purchase of its intangible assets for the price of $145,000. The asset is to be amortized on a straight-line basis over the length of the contract agreement (5 years). Amortization expense for the F&H asset for the year ended December 31, 2012 was approximately $10,000, there was no amortization expense for the same period in 2011.

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

On March 28, 2011, the Company repaid these subordinated notes and $423,000 of deferred interest from the proceeds of $5,500,000 in term notes. The warrants issued in connection with the subordinated notes are still outstanding and terminate on December 10, 2016. For the twelve months ended December 31, 2011, the Company recognized $175,000 in interest expense for the subordinated notes.

In October of 2004, the Company entered into a lease agreement with a minority stockholder. The agreement, which relates to the Plaistow, NH retail store, is a five-year lease with options to extend for an additional fifteen years. For the years ended December 31, 2012 and 2011, the Company expensed approximately $214,000 and $218,000, respectively, in connection with the lease.

In order to expedite the efficient build-out of leasehold improvements in its new retail stores, the Company utilizes the services of a real estate development company owned by a non-executive Company employee and minority stockholder to source construction services and retail fixtures. Total payments for the year ended December 31, 2012, consisting primarily of reimbursements for materials and outside labor, for the fit-up of stores were approximately $619,000. Reimbursements for the year ended December 31, 2011 were approximately $370,000.

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

The Company designated this interest rate swap contract as an effective cash flow hedge. The Company adjusts the interest rate swap to fair value with the change accounted for through other comprehensive income, as the contracts are considered effective in offsetting the interest rate exposure of the forecasted interest rate payments hedged. The Company anticipates that this contract will continue to be effective as long as there are no pre-payments of the hedged portion of the term note. The Company does not believe any of the amounts currently reported in accumulated other comprehensive loss will be reclassified into earnings in 2013. The fair value of the interest rate swap was a liability of $320,225 and $321,879 as of December 31, 2012 and 2011, respectively.

The Company does not hold any derivative instruments that are not designated as a hedging instrument. As of December 31, 2012 the following table presents information about the fair value of the Company’s derivative instruments that have been designated as hedging instruments:

	Liability Derivatives as of:
	December 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swap contract	Interest rate swap derivative	$320,225	Interest rate swap derivative	$321,879

The following table presents information about the effects of the Company’s derivative instruments on the Company’s results of operations:

	Location of Loss Recognized on Derivative	Amount of Loss Recognized Net of Tax, in Other Comprehensive Income (Loss) for the year ended December 31
		2012	2011
Interest rate swap contact	Other comprehensive loss	$936	$(189,916)

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

The Company accounts for its interest rate swap as a derivative financial instrument in accordance with the related guidance. Under this guidance, derivatives are carried on the balance sheet at fair value. The fair value of the Company’s interest rate swap is determined based on observable market data in combination with expected cash flows. The fair value of the Company’s interest rate swap was determined using projected future cash flows, discounted at the mid-market implied forward LIBOR. The value at December 31, 2012 is included in long-term liabilities.

The following table presents the financial instruments carried at fair value as of December 31, 2012 and 2011 in accordance with the FASB ASC 820 hierarchy noted above:

	Level 1	Level 2	Level 3	Total
Interest Rate Swap Derivative as of December 31, 2012	—	$(320,225)	—	$(320,225)

Interest Rate Swap Derivative as of December 31, 2011	—	$(321,879)	—	$(321,879)

15. Subsequent Events

On March 29, 2013, the Company and the bank amended the revolving line of credit so that the Company can borrow three term loans for capital expenditures used to open new stores. Under the amended revolving line of credit, the Company can borrow up to $13,000,000, of which up to $1,000,000 can be in the form of letters of credit, up to $8,000,000 can be advanced as term loans, and increase the $13,000,000 maximum up to $20,000,000 at the discretion of the bank. Funds available under the revolving portion of the line shall be reduced by the outstanding balance of the letters of credit and term loans. The Company borrowed $2,340,000 as a term loan on March 29, 2013 with equal principal repayments over 60 months. Any outstanding balances borrowed under the credit facility are due in full on March 29, 2015 unless the revolving line of credit is renewed in 2014 for another year. The credit facility bears interest at the base rate, announced from time to time by the bank, plus an applicable margin determined by the Company’s funded debt ratio. As of March 29, 2013 the LIBOR (base rate) was 0.21%, plus the applicable margin of 2.50%. Interest is payable monthly. At its option the Company may have all or a portion of the unpaid principal under the credit facility bear interest at various LIBOR or prime rate options.

The Company has evaluated all events or transactions through the date of this filing. During this period, the Company did not have any additional material subsequent events that impacted its consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

Not applicable.

Item 9A. Controls and Procedures.

The Company’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and that as of December 31, 2012, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective appropriate as of December 31, 2012, in management’s judgment with similar cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Management reviewed the results of its assessment with our Audit Committee. No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information.

On March 29, 2013, the Company and the bank amended the revolving line of credit so that the Company can borrow three term loans for capital expenditures used to open new stores. Under the amended revolving line of credit, the Company can borrow up to $13,000,000, of which up to $1,000,000 can be in the form of letters of credit, up to $8,000,000 can be advanced as term loans, and increase the $13,000,000 maximum up to $20,000,000 at the discretion of the bank. Funds available under the revolving portion of the line shall be reduced by the outstanding balance of the letters of credit and term loans. The Company borrowed $2,340,000 as a term loan on March 29, 2013 with equal principal repayments over 60 months. Any outstanding balances borrowed under the credit facility are due in full on March 29, 2015 unless the revolving line of credit is renewed in 2014 for another year. The credit facility bears interest at the base rate, announced from time to time by the bank, plus an applicable margin determined by the Company’s funded debt ratio. As of March 29, 2013 the LIBOR (base rate) was 0.21%, plus the applicable margin of 2.50%. Interest is payable monthly. At its option the Company may have all or a portion of the unpaid principal under the credit facility bear interest at various LIBOR or prime rate options.

As of December 31, 2012, 5,337,478 shares of our common stock were outstanding. Since our 2012 fiscal year end, 700 shares of our common stock were exercised resulting in 5,338,178 outstanding shares of the Registrant’s common stock as of the date of this filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information set forth under the captions “Directors, Executive Officers” and “Corporate Governance”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 2, 2013, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2012, is incorporated herein by reference.

Item 11. Executive Compensation.

The information set forth under the caption “Remuneration of Executive Officers and Directors” appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 2, 2013, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2012, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 2, 2013, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2012, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions “Certain Relationships and Related Transactions” and “Director Independence”, appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 2, 2013, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2012, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information set forth under the captions “Principal Accounting Fees and Services” appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 2, 2013, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2012, is incorporated herein by reference.

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

3. Exhibits:

Exhibit List

Set forth below is list of exhibits submitted with this Form 10-K as filed or furnished with the SEC:

Ex-10.74—Third Amendment to Revolving Credit Note with RBS Citizens dated March 29, 2013

Ex-10.75—Fifth Amendment to Loan and Security Agreement with RBS Citizens dated March 29, 2013

Ex-23.9—Consent of McGladrey LLP

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

DOVER SADDLERY, INC.

Dated April 1, 2013	By:	/s/ STEPHEN L. DAY
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ STEPHEN L. DAY	President, Chief Executive Officer and Director	April 1, 2013
Stephen L. Day	(principal executive officer)

/S/ JONATHAN A. R. GRYLLS	Chief Strategy Officer and Director	April 1, 2013
Jonathan A. R. Grylls

/S/ DAVID R. PEARCE	Chief Financial Officer	April 1, 2013
David R. Pearce	(principal accounting and financial officer)

/S/ DAVID J. POWERS	Director	April 1, 2013
David J. Powers

/S/ JAMES F. POWERS	Director	April 1, 2013
James F. Powers

/S/ GREGORY F. MULLIGAN	Director	April 1, 2013
Gregory F. Mulligan

/S/ KEVIN K. ALBERT	Director	April 1, 2013
Kevin K. Albert

/S/ JOHN W. MITCHELL	Director	April 1, 2013
John W. Mitchell

Exhibit Index

Exhibit Number	Description	Form	Date

1.1	Form of Underwriting Agreement	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 1.1	November 16, 2005

3.1	Amended and Restated Certificate of Incorporation of the Company	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 3.1	August 26, 2005

3.2	Certificate of Amendment to Certificate of Incorporation of the Company	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 3.2	October 5, 2005

3.3	Second Amended and Restated Certificate of Incorporation of the Company to be filed upon completion of this offering	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 3.3	October 25, 2005

3.4	By-laws of the Company	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 3.4	August 26, 2005

3.5	Amended and Restated By-laws of the Company to be effective upon completion of this offering	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 3.5	October 5, 2005

3.6	Amendment to By-Laws of the Company	Form 8-K Current Report; amends Exhibit 3.5	December 28, 2007

3.7	Amended and Restated By-Laws of the Company	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008; amends and restates Exhibits 3.4 and 3.5	August 13, 2008

4.1	Shareholders Agreement, dated as of September 17, 1998, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Donald Motsenbocker, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 4.2	August 26, 2005

4.2	First Amendment to Shareholders Agreement, dated as of August 29, 2003, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 4.3	August 26, 2005

4.3	Second Amendment to Shareholders Agreement, dated as of August 25, 2005, by and among a majority in interest of the Purchasers (as defined therein) and a majority in interest of the Sellers (as defined therein)	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 4.3	October 5, 2005

Exhibit Number	Description	Form	Date

4.4	Instrument of accession, dated as of September 16, 2005, signed by Citizens Ventures, Inc. and accepted by the Company, to that certain Shareholders Agreement, dated as of September 17, 1998, by and among the Company and the Shareholders referenced therein, as amended	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 4.4	October 5, 2005

4.5	Form of Common Stock Certificate	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 4.5	October 25, 2005

4.6	Warrant to purchase common stock of the Company issued to Patriot Capital Funding, Inc.	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 4.6	October 5, 2005

4.7	Amended and Restated 11.50% Senior Secured Subordinated Note, dated September 16, 2005, issued jointly by the Company, Dover Massachusetts and Smith Brothers, Inc. to Patriot Capital Funding, Inc.	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 4.7	October 5, 2005

4.8	Mezzanine Promissory Note	Form 8-K Current Report	December 14, 2007

4.9	Specimen Common Stock Purchase Warrant	Form 8-K Current Report	December 14, 2007

4.10	Registration Rights Agreement	Form 8-K Current Report	December 14, 2007

4.11	Amended and Restated Specimen Common Stock Purchase Warrant	Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009	November 13, 2009

5.1	Opinion of Bingham McCutchen LLP	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 5.1	November 17, 2005

5.2	Opinion of Preti Flaherty Beliveau Pachios & Haley LLP	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 5.2	November 16, 2005

†10.1	1999 Stock Option Plan (the “1999 Plan”)	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.1	August 26, 2005

†10.2	Form of Stock Option Agreement under the 1999 Plan	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.2	August 26, 2005

†10.3	2005 Equity Incentive Plan (the “2005 Plan”)	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.3	October 25, 2005

†10.4	Form of Stock Option Agreement under the 2005 Plan	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.4	October 25, 2005

†10.5	Form of Restricted Stock Award Agreement under the 2005 Plan	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.5	October 25, 2005

10.6	Lease, dated as of May 29, 1997, by and between Dover Massachusetts and CE Holman, LLP	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.6	August 26, 2005

Exhibit Number	Description	Form	Date

10.7	Lease, dated as of October 12, 2001, by and between David F. Post and Dover Massachusetts	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.7	August 26, 2005

10.8	Lease, dated as of March 1, 2003, by and between Smith Brothers, Inc. and JDS Properties, LLC	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.8	August 26, 2005

10.9	Letter dated February 9, 2005 from the Company to JDS Properties, LLC regarding lease extension	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.9	October 5, 2005

10.10	Lease, dated as of June 22, 2002, by and between Hockessin Square, L.L.C. and Dover Massachusetts	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.9	August 26, 2005

10.11	Letter dated January 25, 2005 from the Company to Hockessin Square, L.L.C. regarding lease extension	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.11	October 5, 2005

10.12	Lease, dated as of November 24, 2003, by and between North Conway Holdings, Inc. and Dover Massachusetts	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.10	August 26, 2005

10.13	Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.11	August 26, 2005

10.14	First Amendment to Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.12	August 26, 2005

10.15	Amendment to Stock Purchase Agreement, dated as of September 17, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.13	August 26, 2005

10.16	Amended and Restated Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.18	August 26, 2005

10.17	Amendment to Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.19	August 26, 2005

10.18	Amended and Restated Security Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.20	August 26, 2005

10.19	Amended and Restated Pledge Agreement, dated as of December 11, 2003, by and between the Company and Fleet National Bank	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.21	August 26, 2005

10.20	Shareholder Pledge Agreement, dated as of September 17, 1998, by and among Stephen L. Day, Jonathan A.R. Grylls, David J. Powers, James F. Powers, Michele R. Powers and BankBoston, N.A.	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.22	August 26, 2005

Exhibit Number	Description	Form	Date

10.21	Amended and Restated Revolving Credit Note, dated as of December 11, 2003, by Dover Massachusetts for the benefit of Fleet National Bank	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.23	August 26, 2005

10.22	Letter agreement, dated as of September 16, 2005, by and between Dover Massachusetts and Bank of America, N.A. (successor by merger to Fleet National Bank)	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.22	October 5, 2005

10.23	Security Agreement, dated as of December 11, 2003, by and between Smith Brothers, Inc. and Fleet National Bank	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.23	October 5, 2005

10.24	Guaranty, dated as of December 11, 2003, by Smith Brothers, Inc. to Fleet National Bank	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.25	August 26, 2005

10.25	Redemption Agreement, dated as of August 25, 2005, by and between the Company and Citizens Ventures, Inc.	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.25	October 5, 2005

10.26	Letter agreement, dated as of September 14, 2005, by and between the Company and Citizens Ventures, Inc., amending that certain Redemption Agreement, dated as of August 26, 2005, by and between the Company and Citizens Ventures, Inc.	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.26	October 5, 2005

10.27	License Agreement, dated as of February 10, 2003, by and between Weatherbeeta PTY LTD and the Company	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.28	August 26, 2005

10.28	Settlement Agreement, dated as of December 22, 2003, by and between Libertyville Saddle Shop, Inc. and the Company	Registration Statement on Form S-1 (File No. 333-127888)

†10.29	Employment Agreement, dated as of September 1, 2005, by and between Stephen L. Day and the Company	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.30	August 26, 2005

†10.30	Employment Agreement, dated as of September 1, 2005, by and between Jonathan A.R. Grylls and the Company	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.31	August 26, 2005

10.31	Amended and Restated Subordination Agreement, dated as of September 16, 2005, by and among Bank of America, N.A. (successor by merger to Fleet National Bank), Patriot Capital Funding, Inc. (successor in interest to Wilton Funding, LLC) and Dover Massachusetts, acknowledged by the Company and Smith Brothers, Inc.	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.31	October 5, 2005

10.32	Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc., Patriot Capital Funding, Inc. and the Purchasers referenced therein	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.32	October 5, 2005

Exhibit Number	Description	Form	Date

10.33	Amended and Restated Security Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc. and Patriot Capital Funding, Inc.	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.33	October 5, 2005

†10.34	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Stephen L. Day	Annual Report on Form 10-K for the year ended December 31, 2005; amends Exhibit 10.29	March 30, 2006

†10.35	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Jonathan A.R. Grylls	Annual Report on Form 10-K for the year ended December 31, 2005; amends Exhibit 10.30	March 30, 2006

10.36	Second Amendment dated as of March 28, 2006 to Amended and Restated Loan Agreement with Bank of America	Annual Report on Form 10-K for the year ended December 31, 2005; amends Exhibit 10.18	March 30, 2006

10.37	Amendment No. 1 dated as of March 28, 2006 to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.	Annual Report on Form 10-K for the year ended December 31, 2005; amends Exhibit 10.32	March 30, 2006

10.38	Agreement of Lease dated March 29, 2006 by and between the Company and Sparks Lot Seven, LLC	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006	May 25, 2006

10.39	Commercial Lease executed as of March 9, 2001 between Marvid Crabyl, LLC and Dover Saddlery, Inc., as amended and extended	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006	August 14, 2006

10.40	Stock Purchase Agreement dated as of May 29, 2006 among Dover Saddlery, Inc., Dover Saddlery Retain, Inc., Old Dominion Enterprises, Inc. and Reynolds Young, as amended	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006	August 14, 2006

10.41	Lease made as of June 2006 between Humphrey and Rodgers and Dover Saddlery Retail, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006	August 14, 2006

10.42	Agreement of Lease for Shopping Center Space between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc. Dated as of May 20, 1997	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006	August 14, 2006

10.43	LB’s of Virginia Building Lease Agreement dated November 1, 2000, as amended	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006	August 14, 2006

10.44	Lease agreement made July 10, 2006 between Hopkins Roads Associates and Dover Saddlery Retail, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006	August 14, 2006

10.45	Consent and Amendment No. 2, dated June 29, 2006, to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006; amends Exhibit 32	August 14, 2006

10.46	Waiver letter dated as of June 27, 2006 between Bank of America, N.A. and Dover Saddlery, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006; pertains to Exhibit 10.16	August 14, 2006

Exhibit Number	Description	Form	Date

10.47	First Amendment and Extension to Lease Agreement dated September 2006 between C.E. Holman Limited Partnership and Dover Saddlery, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006; amends Exhibit 10.6	November 13, 2006

10.48	Third Amendment dated as of March 29, 2007 to Amended and Restated Loan Agreement dated as of December 11, 2003, with Bank of America	Annual Report on Form 10-K for the year ended December 31, 2006; amends Exhibit 10.16	April 2, 2007

10.49	Waiver and Amendment No. 3 dated March 30, 2007 to the Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.	Annual Report on Form 10-K for the year ended December 31, 2006; amends Exhibit 32	April 2, 2007

10.50	Waiver by Bank of America dated May 24, 2007	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007; pertains to Exhibit 10.16	May 25, 2007

10.51	Waiver and Consent by Patriot Capital Funding, Inc. dated May 25, 2007	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007; pertains to Exhibit 10.32	May 25, 2007

10.52	Waiver by Bank of America dated August 9, 2007	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007; pertains to Exhibit 10.16	August 14, 2007

10.53	Waiver and Consent by Patriot Capital Funding, Inc. dated August 10, 2007	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007; pertains to Exhibit 10.32	August 14, 2007

10.54	Renewal of Lease for Shopping Center Space executed August 3, 2007 between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007; amends and renews Exhibit 10.42.	August 14, 2007

10.55	Shopping Center Lease Agreement dated May 30, 2007 between Pavillion North, Ltd., and Dover Saddlery Retail, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007	August 14, 2007

10.56	First Amendment dated June 25, 2007 to Shopping Center Lease Agreement between Pavillion North, Ltd. and Dover Saddlery Retail, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007; amends Exhibit 10.55	August 14, 2007

10.57(7)	Second Amendment and Extension of Lease Agreement dated August 30, 2007 between C.E. Holman Limited Partnership, and Dover Saddlery Retail, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007; amends Exhibit 10.6	November 13, 2007

10.58	Waiver and Amendment to Bank of America Loan Agreement dated November 9, 2007	Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007; pertains to Exhibit 10.16	November 13, 2007

10.59	Loan and Security Agreement dated December 11, 2007 between RBS Citizens Bank N.A and Dover Saddlery, Inc.	Company’s Form 8-K Current Report, as Exhibit 10.59	December 14, 2007

10.60	Revolving Credit Note dated December 11, 2007 between RBS Citizens Bank N.A. and Dover Saddlery, Inc.	Company’s Form 8-K Current Report, as Exhibit 10.60	December 14, 2007

Exhibit Number	Description	Form	Date

10.61	Intercreditor, Subordination and Standby Agreement dated December 11, 2007 between RBS Citizens Bank N.A. and Dover Saddlery, Inc.	Company’s Form 8-K Current Report	December 14, 2007

10.62	Mezzanine Loan Agreement dated December 11, 2007 between BCA Mezzanine Fund, L.P. and Dover Saddlery, Inc.	Company’s Form 8-K Current Report, as Exhibit 10.62	December 14, 2007

10.63	Mezzanine Security Agreement dated December 11, 2007 between BCA Mezzanine Fund, L.P. and Dover Saddlery, Inc.	Company’s Form 8-K Current Report	December 14, 2007

10.64	First Amendment to Mezzanine Loan Agreement with BCA Mezzanine Fund dated March 27, 2009	Annual Report on Form 10-K for the year ended December 31, 2008; Pertains to and amends Exhibit 10.62	March 31, 2009

10.65	First Amendment to Loan and Security Agreement with RBS Citizens dated March 27, 2009	Annual Report on Form 10-K for the year ended December 31, 2008; Pertains to and amends Exhibit 10.59	March 31, 2009

10.66	First Amendment to Revolving Credit Note with RBS Citizens dated March 27, 2009	Annual Report on Form 10-K for the year ended December 31, 2008; pertains to and amends Exhibit 10.60	March 31, 2009

10.67	Amended and Restated 2005 Equity Incentive Plan	Company’s Form 8-K Current Report; pertains to and amends Exhibit 10.30	May 20, 2010

10.68	Second Amendment to Loan and Security Agreement with RBS Citizens dated May 20, 2010	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010; pertains to and amends Exhibit 10.59	May 5, 2010

10.69	Third Amendment to Loan and Security Agreement with RBS Citizens dated August 10, 2010	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010; pertains to and amends Exhibit 10.59	August 10, 2010

†10.70	Employment Agreement, dated as of September 01, 2010, by and between William G. Schmidt and the Company	Annual Report on Form 10-K for the year ended December 31, 2010	March 30, 2011

10.71	Fourth Amendment to Loan and Security Agreement with RBS Citizens dated March 28, 2011	Annual Report on Form 10-K for the year ended December 31, 2010; pertains to and amends Exhibit 10.59	March 30, 2011

10.72	Second Amendment to Revolving Credit Note with RBS Citizens dated March 28, 2011	Annual Report on Form 10-K for the year ended December 31, 2010; pertains to and amends Exhibit 10.60	March 30, 2011

10.73	Term Note Agreement with RBS Citizens dated March 28, 2011	Annual Report on Form 10-K for the year ended December 31, 2010	March 30, 2011

*10.74	Third Amendment to Revolving Credit Note with RBS Citizens dated March 29, 2013	Annual Report on Form 10-K for the year ended December 31, 2012; pertains to and amends Exhibit 10.60

*10.75	Fifth Amendment to Loan and Security Agreement with RBS Citizens dated March 29, 2013	Annual Report on Form 10-K for the year ended December 31, 2012; pertains to and amends Exhibit 10.59

Exhibit Number	Description	Form	Date

14.1	Code of Business Conduct and Ethics	Annual Report on Form 10-K for the year ended December 31, 2005; amends and restates Code of Conduct and Ethics filed with Registration Statement on Form S-1 (File No. 333-127888) filed on October 5, 2005 as Exhibit 14.1	March 30, 2006

16.1	Auditor change correspondence	Company’s Current Report on Form 8-K	October 6, 2008

16.2	Auditor change correspondence	Company’s Current Report on Form 8-K	August 25, 2010

17.1	Director departure correspondence	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009	May 25, 2009

17.2	Director departure correspondence	Company’s Current Report on Form 8-K	August 25, 2010

21.1	Subsidiaries of the Company	Annual Report on Form 10-K for the year ended December 31, 2005	March 30, 2006

23.1	Consent of Bingham McCutchen LLP (included in Exhibit 5.1)	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 5.1	November 17, 2005

23.2	Consent of Ernst & Young LLP	Annual Report on Form 10-K for the year ended December 31, 2008	March 31, 2009

23.3	Consent of Preti Flaherty Beliveau Pachios & Haley PLLC (included in Exhibit 5.2)	Registration Statement on Form S-1 (File No. 333-127888)	November 16, 2005

23.4	Consent of Caturano and Company, P.C.	Annual Report on Form 10-K for the year ended December 31, 2008	March 31, 2009

23.5	Consent of Caturano and Company, P.C.	Annual Report on Form 10-K for the year ended December 31, 2009	March 31, 2010

23.6	Consent of Caturano and Company, Inc.	Annual Report on Form 10-K for the year ended December 31, 2010	March 30, 2011

23.7	Consent of McGladrey & Pullen, LLP	Annual Report on Form 10-K for the year ended December 31, 2010	March 30, 2011

23.8	Consent of McGladrey LLP	Annual Report on Form 10-K for the year ended December 31, 2011	March 29,2012

*23.9	Consent of McGladrey LLP	Annual Report on Form 10-K for the year ended December 31, 2012

24.1	Power of Attorney	Registration Statement on Form S-1 (File No. 333-127888)	November 17, 2005

*31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

Exhibit Number	Description	Form	Date

*31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

‡32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

99.1	Consent of William F. Meagher, Jr.	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 99.1	October 5, 2005

*	Filed herewith.
‡	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement