Form 10-Q/A
period 2012-03-31
DOVER SADDLERY INC
filed 2013-06-05
CIK 1071625

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

EXPLANATORY NOTE

We are filing this Amended Quarterly Report on Form 10-Q/A (the “Amended 10-Q”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2012 (the “Original Form 10-Q”), to correct certain errors in and therefore restate the consolidated financial statements for the quarters ended March 31, 2011 and 2012 (the “Affected Statements”) and related disclosures. Details of the restatements are discussed below and in Note A to the accompanying consolidated financial statements and Item 7 immediately preceding the “Overview”.

Description of Restatement

During the 2013 first quarter consolidated financial statements, the Company discovered that certain estimates of its gift card liabilities in 2011 and 2012 were materially overstated. After a detailed analysis and subsequent error correction of the Company’s estimated gift certificate liabilities, management concluded that further corrections (such analysis and all corrections jointly referred herein as “Analysis and Correction”) were necessary to properly recognize revenue from the breakage of gift cards that had commenced in the quarter ended March 31, 2012. Due to the materiality of these corrections, we are restating the consolidated financial statements for the quarters ended March 31, 2011 and 2012 by filing this Amended 10-Q.

Accounts impacted in the Affected Statements are net revenues, other current liabilities (which includes gift card liability), the related impact on our income tax accounts and net income and accumulated deficit. As a result of this restatement, net revenues were understated by $80,000 and overstated $132,000 for the quarters ended March 31, 2011 and 2012, respectively; provisions for income taxes were understated by $31,000 and overstated $54,000 for the quarters ended March 31, 2011 and 2012, respectively; and net income was understated by $49,000 and overstated $79,000 for the quarters ended March 31, 2011 and 2012, respectively. Additionally, the restatement resulted in lowering the accrued expenses and other liabilities account on the balance sheets, which contains the gift card liabilities, by $80,000 and $373,000 for the quarters ended March 31, 2011 and 2012, respectively.

Due to the materiality of these corrections in 2011 and 2012, we are filing an Amended Annual Report on Form 10-K/A (the “Amended 10-K”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. As a result of the materiality of the changes in annual reports, we are also restating the interim consolidated financial statements for 1) the quarterly periods ended March 31, 2011 and 2012 by filing an amended quarterly report on Form 10-Q/A for the quarter ended March 31, 2012; 2) the quarterly periods ended June 30, 2011 and 2012 by filing an amended quarterly report on Form 10-Q/A for the quarter ended June 30, 2012; and 3) the quarterly periods ended September 30, 2011 and 2012 by filing an amended quarterly report on Form 10-Q/A for the quarter ended September 30, 2012. We did not amend and do not intend to amend any other previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods prior to January 1, 2011.

No other changes have been made to the Original Form 10-Q other than those described above. This Amendment does not reflect subsequent events or circumstances that may have occurred after the filing date of the Original Form 10-Q or modify or update in any way disclosures made in the Original Form 10-Q or otherwise update disclosures (including the exhibits to the Original Form 10-Q other than the updating of: (i) the Exhibits to include updated Certifications of the Chief Executive and Chief Financial Officers, and (ii) the Exhibit Index to disclose that certain exhibits that were filed with the Original Filing are incorporated by reference into this Amended Filing.)

DOVER SADDLERY, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q/A

FOR THE QUARTER ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DOVER SADDLERY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, unaudited)

	March 31, 2012 (Restated)	December 31, 2011 (Restated)

ASSETS
Current assets:
Cash and cash equivalents	$180	$313
Accounts receivable	631	811
Inventory	20,202	19,383
Prepaid catalog costs	1,317	1,273
Prepaid expenses and other current assets	904	896
Deferred income taxes	269	285

Total current assets	23,503	22,961
Net property and equipment	3,902	3,667
Other assets:
Deferred income taxes	951	932
Intangibles and other assets, net	595	571

Total other assets	1,546	1,503

Total assets	$28,951	$28,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation and outstanding checks	$500	$1,100
Accounts payable	1,979	2,201
Accrued expenses and other current liabilities	3,352	5,237
Income taxes payable	312	445

Total current liabilities	6,143	8,983

Long-term liabilities:
Revolving line of credit	4,455	987
Term notes	5,500	5,500
Capital lease obligation, net of current portion	10	16
Interest rate swap contract	305	322

Total long-term liabilities	10,270	6,825

Stockholder’s equity:
Common Stock, par value $0.0001 per share; 15,000,000 shares authorized; 5,332,738 issued and outstanding as of March 31, 2012 and December 31, 2011	1	1
Additional paid in capital	45,779	45,716
Treasury stock, 795,865 shares at cost	(6,082)	(6,082)
Accumulated other comprehensive loss	(180)	(190)
Accumulated deficit	(26,980)	(27,122)

Total stockholders’ equity	12,538	12,323

Total liabilities and stockholders’ equity	$28,951	$28,131

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31, 2012 (Restated)	March 31, 2011 (Restated)

Revenues, net	$18,156	$17,365
Cost of revenues	11,229	10,717

Gross profit	6,927	6,648
Selling, general and administrative expenses	6,537	5,920

Income from operations	390	728
Interest expense, financing and other related costs, net	109	374
Other investment (income) loss, net	(7)	21

Income before income tax benefit	288	333
Provision for income taxes	146	159

Net income	$142	$174

Net income per share
Basic	$0.03	$0.03

Diluted	$0.03	$0.03

Number of shares used in per share calculation
Basic	5,333,000	5,287,000
Diluted	5,591,000	5,422,000

DOVER SADDLERY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended
	March 31, 2012 (Restated)	March 31, 2011 (Restated)

Net income	$142	$174
Other comprehensive gain:
Change in fair value of interest rate swap contract, net of tax	10	—

Total comprehensive income	$152	$174

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

(In thousands, unaudited)

	Three Months Ended
	March 31, 2012 (Restated)	March 31, 2011 (Restated)
Operating activities:
Net income	$142	$174
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	207	183
Deferred income taxes	(10)	(19)
Loss (income) from investment in affiliate, net	(7)	21
Stock-based compensation	63	62
Gift card breakage income	(483)	—
Non-cash interest expense	3	210
Payment of deferred interest	—	(423)
Changes in current assets and liabilities:
Accounts receivable	180	65
Inventory	(819)	(1,766)
Prepaid catalog costs, prepaid expenses and other current assets	(52)	(424)
Accounts payable	(243)	(282)
Accrued expenses and other current liabilities and income taxes payable	(1,534)	(1,832)

Net cash used in operating activities	(2,553)	(4,031)
Investing activities:
Purchases of property and equipment	(442)	(121)
Investment in affiliates	(10)	—
Change in other assets	(11)	—

Net cash used in investing activities	(463)	(121)
Financing activities:
Borrowings under revolving line of credit	3,468	2,674
Borrowing under term note	—	5,500
Change in outstanding checks	(579)	453
Repayment of subordinated notes	—	(5,000)
Payments on capital leases	(6)	(24)
Payment of debt commitment fees	—	(54)
Proceeds from exercise of stock options	—	16

Net cash provided by financing activities	2,883	3,565

Net decrease in cash and cash equivalents	(133)	(587)

Cash and cash equivalents at beginning of period	313	745

Cash and cash equivalents at end of period	$180	$158

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$115	$587

Income taxes	$289	$390

Supplemental disclosure of non-cash financing activities
Change in fair value of interest rate swap contract	$17	$—

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. Restatement of Financial Information

Dover Saddlery, Inc., a Delaware corporation (the “Company”), has restated its consolidated financial statements for the years ended December 31, 2011 and 2012 to correct its accounting for gift certificate liability. During the 2013 first quarter consolidated financial statements, the Company discovered that certain estimates of its gift card liabilities in 2011 and 2012 were materially overstated due to our failure to appropriately record and summarize certain gift card activity. After a detailed analysis and subsequent error correction of the Company’s estimated gift certificate liabilities, management concluded that further corrections (such analysis and all corrections jointly herein, “Analysis and Correction”) were necessary to properly recognize revenue from the breakage of gift cards that had commenced in the quarter ended March 31, 2012.

Accounts impacted are net revenues, provision for income taxes, net income, deferred income taxes, other current liabilities (which includes gift card liability), income taxes payable, accumulated deficit. The adjustments will not affect reported amounts of cash and cash equivalents and operating expense.

No other changes have been made to the Original Form 10-Q other than those described above.

As a result of this restatement, net revenues were understated by $80,000 and overstated $132,000 for the quarters ended March 31, 2011 and 2012, respectively; provisions for income taxes were understated by $31,000 and overstated $54,000 for the quarters ended March 31, 2011 and 2012, respectively; and net income was understated by $49,000 and overstated $79,000 for the quarters ended March 31, 2011 and 2012, respectively. Additionally, the restatement resulted in lowering the accrued expenses and other liabilities account on the balance sheets, which contains the gift card liabilities, by $80,000 and $373,000 for the quarters ended March 31, 2011 and 2012, respectively.

The effects of the restatements as of and for the quarters ended March 31, 2011 and 2012 are summarized below (dollars in thousands):

	As Previously Reported ($)	Adjustments ($)	As Restated ($)

Consolidated Balance Sheets as of March 31, 2011
Deferred income taxes – ST	86	302	388
Deferred income taxes – LT	871	(286)	585
Accrued expenses and other current liabilities	3,885	(80)	3,805
Income taxes payable	156	47	203
Total current liabilities	6,382	(33)	6,349
Accumulated deficit	(29,027)	49	(28,978)
Total stockholder’s equity	10,360	49	10,409
Consolidated Statements of Income for the three months ended March 31, 2011
Revenues, net	17,285	80	17,365
Provision for income taxes	128	31	159
Net income	125	49	174
Net income per share
Basic	0.02	0.01	0.03
Diluted	0.02	0.01	0.03
Consolidated Statements of Cash Flows for the three months ended March 31, 2011
Net income	125	49	174
Deferred income taxes	(3)	(16)	(19)
Change in accrued expenses, other current liabilities and income taxes payable	(1,799)	(33)	(1,832)

	As Previously Reported ($)	Adjustments ($)	As Restated ($)

Consolidated Balance Sheets as of March 31, 2012
Deferred income taxes – ST	247	22	269
Deferred income taxes – LT	1,050	(99)	951
Accrued expenses and other current liabilities	3,725	(373)	3,352
Income taxes payable	244	68	312
Total current liabilities	6,448	(305)	6,143
Accumulated deficit	(27,207)	227	(26,980)
Total stockholder’s equity	12,311	227	12,538
Consolidated Statements of Income for the three months ended March 31, 2012
Revenues, net	18,288	(132)	18,156
Provision for income taxes	200	(54)	146
Net income	221	(79)	142
Net income per share
Basic	0.04	0.01	0.03
Diluted	0.04	0.01	0.03
Consolidated Statements of Cash Flows for the three months ended March 31, 2012
Net income	221	(79)	142
Gift card breakage income	(727)	244	(483)
Deferred income taxes	(25)	15	(10)
Change in accrued expenses, other current liabilities and income taxes payable	(1,354)	(181)	(1,535)

B. Nature of Business and Basis of Preparation

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

The Company views its operations and manages its business as one operating segment utilizing a multi-channel distribution strategy. Market channel revenues are as follows (dollars in thousands):

	Three Months Ended
	March 31, 2012 (Restated)	March 31, 2011 (Restated)

Revenues, net – direct	$11,299	$12,091
Revenues, net – retail stores	6,857	5,274

Revenues, net – total	$18,156	$17,365

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

Certain footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to pertinent rules and regulations, although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading. The accompanying unaudited, condensed consolidated financial statements should be read in conjunction with the audited December 31, 2011 financial statements, which are included in our Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission (the “SEC”) on June 5, 2013 (the “Amended 10-K”).

C. Gift Certificates and Gift Certificate Breakage

The Company’s proceeds from the sale of gift cards are recorded as a liability and are recognized as net sales when the cards are redeemed for merchandise. Through the year ending December 31, 2011, all unredeemed gift card proceeds were reflected as a liability until redeemed. During the first quarter of 2012, the Company identified a history of redemption and breakage patterns associated with its gift cards, which support a change in the estimate of the term over which the Company should recognize income on gift card breakage. Accordingly, beginning with the first quarter of 2012, the Company began to recognize income from the breakage of gift cards when the likelihood of redemption of the gift card is remote and there is no legal obligation for the Company to remit the value of such unredeemed gift cards to any relevant jurisdiction. During the review of the 2013 first quarter consolidated financial statements, the Company discovered that certain estimates of its gift card liabilities in 2011 and 2012 were materially overstated. After a detailed analysis and subsequent error correction of the Company’s estimated gift certificate liabilities, management concluded that further corrections (such analysis and all corrections jointly referred herein as “Analysis and Correction”) were necessary to properly recognize revenue from the breakage of gift cards that had commenced in the quarter ended March 31, 2012.

The Company determines its gift card breakage rate based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be reasonably estimated at the time of gift card issuance. From the point which the likelihood of redemption is deemed to be remote (gift cards that were issued three years prior and remain unredeemed) and for which there is no legal obligation to remit the value of such unredeemed gift cards to any relevant jurisdictions, breakage income is recognized over a two year period. Starting in the first quarter of 2012, gift card breakage income is recorded as revenue and is included on the condensed consolidated statements of income and comprehensive income. Restated breakage income of $482,995, including the restated cumulative impact of the change of $441,362, was recognized as revenue, net, in the accompanying condensed consolidated statements of income and comprehensive income during the three months ending March 31, 2012. There was no breakage recorded for the same period in 2011.

D. Accounting for Stock-Based Compensation

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

E. Inventory

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

F. Advertising

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

G. Comprehensive Income (Loss)

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

H. Net Income per Share

A reconciliation of the number of shares used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011

Basic weighted average common shares outstanding	5,333	5,287
Add: Dilutive effect of assumed stock option and warrant exercises less potential incremental shares purchased under the treasury method	258	135
Diluted weighted average common shares outstanding	5,591	5,422

For the three months ended March 31, 2012 and 2011, approximately 1,034,000 options and 964,000 options, respectively, to acquire common stock were excluded from the diluted weighted average shares calculation as the effect of such options is anti-dilutive.

I. Financing Agreements

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

J. Investment in Affiliate

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

K. Income Taxes

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

The Company records interest and penalties related to income taxes as a component of provision for income taxes. The Company recognized nominal interest and penalty expense for the three months ended March 31, 2012 and 2011. The Company restated income taxes for the three months ended March 31, 2011 and 2012 as result of correcting the overstatement of gift card income.

Tax years 2006 through 2011 remain subject to examination by the IRS, and 2007 through 2011 tax years remain subject to examination by Massachusetts, and 2006 through 2011 by various other jurisdictions.

L. Related Party Transactions

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

M. Commitments and Contingencies

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

N. Interest Rate Swap

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

O. Fair Value

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

P. Recent Accounting Pronouncements

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

Q. Subsequent Events

On May 10, 2012, RBS Citizens Bank N.A. approved the renewal of the Company’s $13,000,000 revolving line of credit under the existing terms with the maturity date being extended to April 30, 2014 and the elimination of the tangible net worth covenant.

The Company has evaluated all events or transactions through the date of this filing. During this period, the Company did not have any other material subsequent events that impacted its restated condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words “projected”, “anticipated”, “planned”, “expected”, and similar expressions are intended to identify forward-looking statements. In particular, statements regarding future financial targets or trends are forward-looking statements. Forward-looking statements are not guarantees of our future financial performance, and undue reliance should not be placed on them. Our actual results, performance or achievements may differ significantly from the results, performance or achievements discussed in or implied by the forward-looking statements. Factors that could cause such a difference are detailed in “Item 1A. Risk Factors” in our Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission (the “SEC”) on June 5, 2013 (the “Amended 10-K”) (“fiscal 2011”) and in our subsequent periodic reports on Form 10-Q. We disclaim any intent or obligation to update any forward-looking statement.

The following information has been amended to correct certain errors related to the overstatement of gift certificate liabilities for the quarters ended March 31, 2011 and 2012, which is more fully described in the “Explanatory Note” immediately preceding the Index to the Quarterly Report and in Note A “Restatement of Consolidated Financial Information” under “Notes to Consolidated Financial Statements” of this Amended 10-Q.

Accounts impacted in the Affected Statements are net revenues, other current liabilities (which includes gift card liability), the related impact on our income tax accounts and net income and accumulated deficit. As a result of this restatement, net revenues were understated by $80,000 and overstated $132,000 for the quarters ended March 31, 2011 and 2012, respectively; provisions for income taxes were understated by $31,000 and overstated $54,000 for the quarters ended March 31, 2011 and 2012, respectively; and net income was understated by $49,000 and overstated $79,000 for the quarters ended March 31, 2011 and 2012, respectively. Additionally, the restatement resulted in lowering the accrued expenses and other liabilities account on the balance sheets, which contains the gift card liabilities, by $80,000 and $373,000 for the quarters ended March 31, 2011 and 2012, respectively.

All further references to revenues, breakage income, gross profit, Adjusted EBITDA, income tax provision, net income and earnings per share in the following discussion refer to restated amounts.

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

Consolidated Performance and Trends

The Company reported restated net income in the first quarter of 2012 of $142,000 or $0.03 per diluted share, compared to net income of $174,000 or $0.03 per diluted share for the corresponding period in 2011, a decrease of 18.1%.

The first quarter of 2012 results reflect our continuing efforts to execute our growth strategy in the retail market channel where revenues increased 30.0% to $6.8 million in the quarter. This trend of increased revenue in the retail market channel may be slowed or eroded by delays in the execution of our new store expansion strategy, constraints in available capital, and interim declines in consumer demand at our retail stores impacted by lingering effects of the recent global financial and credit crisis. The Company responds to fluctuations in revenues primarily by delaying the opening of new stores, adjusting marketing efforts and operations to support our retail stores and managing costs. The success of our new store growth plan is dependent upon the response of our customers to these marketing strategies and evolving market conditions. Our direct market channel revenues decreased 6.5%, to $11.3 million in the first quarter of 2012, due to a reduced consumer spending and a shift by some consumers to shop more in stores. We respond to fluctuations in our direct customers’ response by adjusting the quantities of catalogs mailed and other internet marketing and customer-related strategies and tactics in order to maximize revenues and manage costs.

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

Results of Operations

The following table sets forth our unaudited restated results of operations as a percentage of revenues for the periods shown (1):

	Three Months Ended
	March 31, 2012 (Restated)	March 31, 2011 (Restated)

Revenues, net	100.0%	100.0%
Cost of revenues	61.8	61.7
Gross profit	38.2	38.3
Selling, general and administrative expenses	36.0	34.1
Income from operations	2.1	4.2
Interest expense, financing and other related costs, net	0.6	2.2
Other investment income (loss)	0.0	(0.1)
Income before income tax provision	1.6	1.9
Provision for income taxes	0.8	0.9
Net income	0.8	1.0

(1)	Certain of these amounts may not properly sum due to rounding

The following table presents certain selected unaudited restated operating data (dollars in thousands):

	Three Months Ended
	March 31, 2012 (Restated)	March 31, 2011 (Restated)

Revenues, net – direct	$11,299	$12,091
Revenues, net – retail stores	6,857	5,274

Revenues, net – total	$18,156	$17,365

Other restated operating data:
Number of retail stores (1)	15	13
Capital expenditures	442	121
Gross profit margin	38.2%	38.3%
Adjusted EBITDA (2)	660	973
Adjusted EBITDA margin (2)	3.6%	5.6%

(1)	Includes fourteen Dover-branded stores and one Smith Brothers store at March 31, 2012.
(2)	When we use the term “Adjusted EBITDA”, we are referring to net income minus interest income and other income plus interest expense, income taxes, non-cash stock-based compensation, depreciation, amortization and other investment (income) loss, net. We present Adjusted EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

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

•	Although stock-based compensation is a non-cash charge, additional stock options might be granted in the future, which might have a future dilutive effect on earnings and earnings per share; and

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table reconciles net income to Adjusted EBITDA (in thousands):

	Three Months Ended
	March 31, 2012 (Restated)	March 31, 2011 (Restated)

Net income	$142	$174
Depreciation	207	181
Amortization of intangible assets	—	2
Stock-based compensation	63	62
Interest expense, financing and other related costs, net	109	374
Other investment (income) loss, net	(7)	21
Provision for income taxes	146	159

Adjusted EBITDA (1)	$660	$973

(1)	Includes the cumulative impact of gift card breakage income of $441,362 for the three months ending March 31, 2012.

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Revenues

Total revenues increased $0.8 million, or 4.5%, to $18.2 million for the three months ended March 31, 2012 from $17.4 million for the three months ended March 31, 2011. Revenues in our direct market channel decreased $0.8 million, or 6.5%, to $11.3 million from $12.1 million in the corresponding period in 2011. Revenues in our retail market channel increased $1.6 million, or 30.0%, to $6.8 million from $5.3 million in 2011. The decrease in our direct market channel was due to weakness in consumer spending in this channel. The increase in revenues from our retail market channel was due to strong sales growth from our newer stores as they mature, two additional retail stores and promotions. Same store sales for the three month period increased 16.1% over the prior year. In addition, breakage income of $482,995, including a cumulative impact of $441,362, was recognized during the three months ending March 31, 2012. There was no breakage recorded for the same period in 2011.

Gross Profit

Gross profit for the three months ended March 31, 2012 increased $0.3 million, or 4.2%, to $6.9 million as compared to the corresponding period in 2011. Gross profit, as a percentage of revenues, for the three months ended March 31, 2012 decreased 0.1% to 38.2% from 38.3% for the corresponding period in 2011. The slight decrease in gross profit as a percentage of revenues was attributable to increased cost of revenues, offset by increased revenue as a result of the breakage income recorded in Q1 2012.

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

Interest Expense

Interest expense, including amortization of financing costs, attributed to our term note and revolving credit facility decreased $265,000 or 71.0%, to $109,000 from $374,000 due to the refinancing of our subordinated notes with a term note from our bank.

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

Income Tax Provision

The provision for income taxes was $146,000 for the three months ended March 31, 2012, reflecting an effective tax rate of 51%, compared to $159,000 for the corresponding period in 2011, reflecting an effective tax rate of 48%. The effective tax rate for the quarter was based upon management’s best estimates of the estimated effective rates for each entire year.

Net Income

The net income for the first quarter of 2012 decreased by $31,000, or 18.1%, to $142,000, compared to $174,000 (restated) in the first quarter of 2011. This decrease in the net income was due primarily to increased revenue from the retail market channel and gift certificate breakage, offset by cost of revenues and SG&A expenses related to marketing costs. The resulting quarterly income per diluted share increased to $0.03 in the first quarter of 2012 compared to $0.03 per diluted share for the corresponding period in 2011.

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

Operating Activities

Cash utilized in our operating activities for the three months ended March 31, 2012 was $2.5 million compared to $4.0 million for the corresponding period in 2011. For the three months ended March 31, 2012, cash outflows consisted primarily of seasonal increases in inventory and initial stocking of new stores, deferred taxes and prepaid and other assets of $0.9 million, as well as reductions in accrued expenses, gift certificate liability and other current liabilities, income taxes payable and accounts payable of $2.2 million. Cash inflows were attributable to the results of operations which consisted of net income, reduction in accounts receivable, non-cash expenses of depreciation, amortization and non-cash interest and other expenses, totaling $0.6 million of cash. For the three months ended March 31, 2011, cash utilized by our operating activities was $4.0 million. Cash outflows consisted primarily of seasonal increases in inventory, payment of deferred interest and prepaid and other assets of $2.6 million, as well as reductions in accrued expenses, income taxes payable, other current liabilities, and accounts payable of $2.1 million. The results of operations consisted of the net income, reduction in accounts receivable, non-cash expenses of depreciation, amortization and non-cash interest and other expenses, totaling $0.7 million of cash.

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

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission (the “SEC”) on June 5, 2013 (the “Amended 10-K”), in Note 3 of the Notes to the Consolidated Financial Statements and the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations; as supplemented by the disclosures in this Quarterly Report in the Notes to Condensed Consolidated Financial Statements. As discussed in Note B of the Notes to the unaudited Condensed Consolidated Financial Statements, beginning in the first quarter of 2012, we began to recognize income from the breakage of gift cards when the likelihood of redemption of the gift card is remote. In addition, we define our same store sales to include sales from all stores open for a full fifteen months following a grand opening, or a conversion to a Dover-branded store.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

At March 31, 2012, there had not been a material change in any of the market risk information disclosed by us in our Amended 10-K. More detailed information concerning market risk can be found in Item 7A under the sub-caption “Quantitative and Qualitative Disclosures about Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 39 of our Amended 10-K.

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

Evaluation of Disclosure Controls and Procedures

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

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on our recent Analysis and Correction, our principal executive officer and principal financial officer have now concluded that, as of March 31, 2011 and 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness as of those respective dates in our internal control over financial reporting described below. Despite the existence of the material weakness, we believe that the consolidated financial statements included in this Amendment of the 2012 Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and 2012 present, in all material respects, our financial position, results of operations, comprehensive income and cash flows for the periods presented in conformity with generally accepted accounting principles in the U.S. (“U.S. GAAP”).

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is defined in Rules 13a-15(f) and15d-15(f) under the Exchange Act as a process defined by, or under the supervision of, a company’s principal executive and principal financial officers and effected by management and other personnel, under the oversight of the board of directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance to U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management conducts regular periodic evaluations of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

Based on our most recent evaluation in May 2013, management identified a material weakness in our internal control over financial reporting in accounting for gift card liabilities as of March 31, 2011 and 2012. Specifically, as of those respective dates, we did not have adequately designed controls in place to ensure the appropriate accounting for and disclosure of gift card liability in accordance with U.S. GAAP. Management has, therefore, now concluded that we did not maintain effective internal control over financial reporting as of March 31, 2011 and 2012.

Historical context is critical to understanding the nature of this deficiency. Through the year ending December 31, 2011, all unredeemed gift card proceeds were reflected as a liability until redeemed. During the first quarter of 2012, the Company identified a history of redemption and breakage patterns associated with its gift cards, which supported a change in the estimate of the term over which the Company recognizes income on gift card breakage. Beginning with the first quarter of 2012, the Company began to recognize revenue from the breakage of gift cards, based on the homogenous pool method of estimating liabilities from comparable groups of gift cards.

During the review of the 2013 first quarter consolidated financial statements, management discovered that certain estimates of its gift card liabilities in 2011 and 2012 were materially overstated due to errors in accumulating and summarizing detail gift card activity. After a detailed analysis of the Company’s estimated gift certificate liabilities, management determined that the Company should revise its activity accumulation process and change to the itemization method for estimating gift card liabilities, based on a new database to track each gift card from and after January 1, 2013.

Inherent Limitation on the Effectiveness of Internal Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Changes in Internal Control over Financial Reporting

As a result of the material weakness described above, management will present a proposed remediation plan to our audit committee and our board of directors concerning our internal control over financial reporting by July 25, 2013. Remedying the material weakness described above will require management time and attention over the coming months and may result in additional incremental expenses. Although we do not anticipate this, any failure on our part to remedy our identified weakness or any additional errors or delays in our financial reporting would have a material effect on our business and could have a substantial impact on the trading price of our common stock. Subject to oversight by our board of directors, our chief executive officer will be responsible for implementing management’s internal control remediation plan, approved by our audit committee and accepted and approved by our board of directors.

Except as described above, there have been no changes in our internal control over financial reporting during the quarters ended March 31, 2011 and 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, the Company is exposed to litigation relating to our products and operations. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material, adverse affect on the Company’s financial condition or results of operations.

Item 1A.	Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the specific risk factors listed under Part I, Item 1A of our Amended 10-K, together with all other information included or incorporated in our reports filed with the Securities and Exchange Commission. Any such risks may materialize, and additional risks not known to us, or that we now deem immaterial, may arise. In such event, our business, financial condition, results of operations or prospects could be materially adversely affected. If that occurs, the market price of our common stock could fall, and you could lose all or part of your investment.

This Quarterly Report on Form 10-Q includes or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the use of the words “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “estimates”, and other similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made. We have included important factors in the cautionary statements below that we believe could cause actual results to differ materially from the forward-looking statements contained herein. The forward-looking statements do not reflect the potential impact of any future acquisitions, mergers or dispositions. We do not assume any obligation to update any forward-looking statements contained herein. In addition to the list of significant risk factors set forth in the Company’s Amended 10-K, we continue to call your attention to the following information that might be considered material in evaluating the risks of our business and an investment in our common stock:

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

Management’s determination that a material weakness exist in our internal controls over financial reporting could have a material adverse impact on the Company.

We are required to maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. In Item 4 of this Quarterly Report, management reports that a material weakness exists in the Company’s internal control over financial reporting. Due to this material weakness, management has concluded that as of March 31, 2012 and 2011, the Company’s disclosure controls and procedures were not effective. Consequently, and pending the Company’s remediation of the matters underlying the material weakness, our business and results of operations could be harmed, we may be unable to report properly or timely the results of our operations, and investors may lose faith in the reliability of our financial statements. Accordingly, the price of our securities may be adversely and materially impacted.

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

DOVER SADDLERY, INC.

Dated: June 5, 2013	By:	/s/ David R. Pearce

David R. Pearce, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Description

*31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

*31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

‡32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.
‡	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement