Form 10-Q/A
period 2012-06-30
DOVER SADDLERY INC
filed 2013-06-05
CIK 1071625

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

EXPLANATORY NOTE

We are filing this Amended Quarterly Report on Form 10-Q/A (the “Amended 10-Q”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2012 (the “Original Form 10-Q”), to correct certain errors in and therefore restate the consolidated financial statements for the quarters ended June 30, 2011 and 2012 (the “Affected Statements”) and related disclosures. Details of the restatements are discussed below and in Note A to the accompanying restated consolidated financial statements and Item 7 immediately preceding the “Overview”.

Description of Restatement

During the review of the 2013 first quarter consolidated financial statements, the Company discovered that certain estimates of its gift card liabilities in 2011 and 2012 were materially overstated. After a detailed analysis and subsequent error correction of the Company’s estimated gift certificate liabilities, management concluded that further corrections (such analysis and all corrections jointly referred herein as “Analysis and Correction”) were necessary to properly recognize revenue from the breakage of gift cards that had commenced in the quarter ended March 31, 2012. Due to the materiality of these corrections, we are restating the consolidated financial statements for the quarters ended June 30, 2011 and 2012 by filing this Amended 10-Q.

Accounts impacted in the Affected Statements are net revenues, other current liabilities (which includes gift card liability), the related impact on our income tax accounts and net income and accumulated deficit. As a result of this restatement, net revenues were understated by $162,000 and $159,000 for the quarters ended June 30, 2011 and 2012, respectively; provisions for income taxes were understated by $63,000 and $63,000 for the quarters ended June 30, 2011 and 2012, respectively; and net income was understated by $99,000 and $96,000 for the quarters ended June 30, 2011 and 2012, respectively. Additionally, the restatement resulted in lowering the accrued expenses and other liabilities account on the balance sheets, which contains the gift card liabilities, by $241,000 and $532,000 for the quarters ended June 30, 2011 and 2012, respectively.

Due to the materiality of these corrections in 2011 and 2012, we are filing an Amended Annual Report on Form 10-K/A (the “Amended 10-K”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. As a result of the materiality of the changes in annual reports, we are also restating the interim consolidated financial statements for 1) the quarterly periods ended March 31, 2011 and 2012 by filing an amended quarterly report on Form 10-Q/A for the quarter ended March 31, 2012; and 2) the quarterly periods ended September 30, 2011 and 2012 by filing an amended quarterly report on Form 10-Q/A for the quarter ended September 30, 2012. We did not amend and do not intend to amend any other previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods prior to January 1, 2011.

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

DOVER SADDLERY, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DOVER SADDLERY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, unaudited)

	June 30, 2012 (Restated)	December 31, 2011 (Restated)

ASSETS
Current assets:
Cash and cash equivalents	$177	$313
Accounts receivable	832	811
Inventory	20,140	19,383
Prepaid catalog costs	890	1,273
Prepaid expenses and other current assets	887	896
Deferred income taxes	242	285

Total current assets	23,168	22,961
Net property and equipment	4,364	3,667
Other assets:
Deferred income taxes	1,018	932
Intangibles and other assets, net	655	571

Total other assets	1,673	1,503

Total assets	$29,205	$28,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation and outstanding checks	$643	$1,100
Accounts payable	1,313	2,201
Accrued expenses and other current liabilities	3,649	5,237
Income taxes payable	65	445

Total current liabilities	5,670	8,983

Long-term liabilities:
Revolving line of credit	4,554	987
Term Note	5,500	5,500
Capital lease obligation, net of current portion	160	16
Interest rate swap contract	341	322

Total long-term liabilities	10,555	6,825
Stockholders’ equity:
Common Stock, par value $0.0001 per share; 15,000,000 shares authorized; 5,332,738 issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	1	1
Additional paid in capital	45,840	45,716
Treasury stock, 795,865 shares at cost	(6,082)	(6,082)
Other comprehensive loss	(200)	(190)
Accumulated deficit	(26,579)	(27,122)

Total stockholders’ equity	12,980	12,323

Total liabilities and stockholders’ equity	$29,205	$28,193

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012 (Restated)	June 30, 2011 (Restated)	June 30, 2012 (Restated)	June 30, 2011 (Restated)

Revenues, net	$21,130	$20,409	$39,286	$37,774
Cost of revenues	13,153	12,767	24,381	23,484

Gross profit	7,977	7,642	14,905	14,290
Selling, general and administrative expenses	7,117	6,306	13,654	12,227

Income from operations	860	1,336	1,251	2,063
Interest expense, financing and other related costs, net	153	103	262	477
Other investment income	(24)	(37)	(31)	(16)

Income before income tax provision	731	1,270	1,020	1,602
Provision for income taxes	331	544	477	703

Net income	$400	$726	$543	$899

Net income per share
Basic	$0.07	$0.14	$0.10	$0.17

Diluted	$0.07	$0.13	$0.10	$0.17

Number of shares used in per share calculation
Basic	5,333,000	5,288,000	5,333,000	5,287,000
Diluted	5,567,000	5,413,000	5,580,000	5,339,000

DOVER SADDLERY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012 (Restated)	June 30, 2011 (Restated)	June 30, 2012 (Restated)	June 30, 2011 (Restated)

Net income	$400	$726	$543	$899
Other comprehensive loss:
Change in fair value of interest rate swap contract, net of tax	(20)	(103)	(10)	(103)

Total comprehensive income	$380	$623	$533	$796

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

(In thousands, unaudited)

	Six Months Ended
	June 30, 2012 (Restated)	June 30, 2011 (Restated)

Operating activities:
Net income	$543	$899
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	424	369
Deferred income taxes	(34)	(114)
Income from investment in affiliates, net	(31)	(16)
Stock-based compensation	124	124
Gift card breakage income	(525)	—
Non-cash interest expense	6	213
Payment of deferred interest	—	(423)
Changes in current assets and liabilities:
Accounts receivable	(21)	(293)
Inventory	(756)	(2,416)
Prepaid catalog costs and other current assets	392	(143)
Accounts payable	(909)	(148)
Accrued expenses, other current liabilities and income taxes payable	(1,443)	(1,968)

Net cash used in operating activities	(2,230)	(3,916)
Investing activities:
Purchases of property and equipment	(945)	(402)
Investment in affiliates	(10)	—
Change in other assets	(37)	—

Net cash used in investing activities	(992)	(402)
Financing activities:
Borrowings under revolving line of credit, net	3,567	3,450
Repayment of subordinated notes	—	(5,000)
Borrowing under term note	—	5,500
Change in outstanding checks	(436)	—
Payments on capital leases	(32)	(43)
Payment of debt commitment fees	(13)	(54)
Proceeds from exercise of stock options	—	15

Net cash provided by financing activities	3,086	3,868

Net decrease in cash and cash equivalents	(136)	(450)

Cash and cash equivalents at beginning of period	313	745

Cash and cash equivalents at end of period	$177	$295

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$265	$712

Income taxes	$892	$981

Supplemental disclosure of non-cash financing activities
Equipment acquired under capital leases	$176	$—

Change in fair value of interest rate swap	$(19)	$(174)

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

As a result of this restatement, net revenues were understated by $162,000 and $159,000 for the quarters ended June 30, 2011 and 2012, respectively; provisions for income taxes were understated by $63,000 and $63,000 for the quarters ended June 30, 2011 and 2012, respectively; and net income was understated by $99,000 and $96,000 for the quarters ended June 30, 2011 and 2012, respectively. Additionally, the restatement resulted in lowering the accrued expenses and other liabilities account on the balance sheets, which contains the gift card liabilities, by $241,000 and $532,000 for the quarters ended June 30, 2011 and 2012, respectively.

The effects of the restatements as of and for the quarters ended June 30, 2011 and 2012 are summarized below (dollars in thousands):

	As Previously Reported ($)	Adjustments ($)	As Restated ($)

Consolidated Balance Sheets as of June 30, 2011
Deferred income taxes – ST	117	138	255
Deferred income taxes – LT	943	(60)	883
Accrued expenses and other current liabilities	3,862	(241)	3,621
Income taxes payable	79	172	251
Total current liabilities	5,962	(69)	5,893
Accumulated deficit	(28,400)	147	(28,253)
Total stockholder’s equity	10,946	147	11,093
Consolidated Statements of Income for the three months ended June 30, 2011
Revenues, net	20,247	162	20,409
Provision for income taxes	481	63	544
Net income	627	99	726
Net income per share
Basic	0.12	0.02	0.14
Diluted	0.12	0.01	0.13
Consolidated Statements of Income for the six months ended June 30, 2011
Revenues, net	37,533	241	37,774
Provision for income taxes	609	94	703
Net income	752	147	899
Net income per share
Basic	0.14	0.03	0.17
Diluted	0.14	0.03	0.17
Consolidated Statements of Cash Flows for the six months ended June 30, 2011
Net income	752	147	899
Deferred income taxes	(36)	(78)	(114)
Change in accrued expenses, other current liabilities and income taxes payable	(1,898)	(70)	(1,968)

	As Previously Reported ($)	Adjustments ($)	As Restated ($)

Consolidated Balance Sheets as of June 30, 2012
Prepaid expenses and other current assets	949	(62)	887
Deferred income taxes – ST	243	(1)	242
Deferred income taxes – LT	1,099	(81)	1,018
Accrued expenses and other current liabilities	4,181	(532)	3,649
Total current liabilities	6,137	(467)	5,670
Income taxes payable	—	65	65
Accumulated deficit	(26,902)	323	(26,579)
Total stockholder’s equity	12,657	323	12,980
Consolidated Statements of Income for the three months ended June 30, 2012
Revenues, net	20,971	159	21,130
Provision for income taxes	268	63	331
Net income	304	96	400
Net income per share
Basic	0.06	0.01	0.07
Diluted	0.05	0.02	0.07
Consolidated Statements of Income for the six months ended June 30, 2012
Revenues, net	39,259	27	39,286
Provision for income taxes	467	10	477
Net income	525	18	543
Net income per share
Diluted	0.09	0.01	0.10
Consolidated Statements of Cash Flows for the six months ended June 30, 2012
Net income	525	18	543
Gift card breakage income	(770)	245	(525)
Deferred income taxes	(54)	20	(34)
Prepaid catalog costs and other current assets	330	62	392
Change in accrued expenses, other current liabilities and income taxes payable	(1,098)	(345)	(1,443)

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

The Company views its operations and manages its business as one operating segment utilizing a multi-channel distribution strategy. Restated market channel revenues are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012 (Restated)	2011 (Restated)	2012 (Restated)	2011 (Restated)

Revenues, net – direct	$11,605	$12,221	$22,905	$24,312
Revenues, net – retail stores	9,525	8,188	16,381	13,462

Revenues, net – total	$21,130	$20,409	$39,286	$37,774

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

Certain footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to pertinent rules and regulations, although the Company believes that the disclosures in these consolidated financial statements are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited December 31, 2011 consolidated financial statements, which are included in our Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission (the “SEC”) on June 5, 2013 (the “Amended 10-K”).

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

The Company determines its gift card breakage rate based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be reasonably estimated at the time of gift card issuance. From the point which the likelihood of redemption is deemed to be remote (gift cards that were issued three years prior and remain unredeemed) and for which there is no legal obligation to remit the value of such unredeemed gift cards to any relevant jurisdictions, breakage income is recognized over a two year period. Breakage income for the three months ending June 30, 2012 of $41,632 was recognized as revenue, net, in the accompanying condensed consolidated statement of income and comprehensive income. Restated breakage income for the six months ending June 30, 2012 of $524,627, which including the restated cumulative impact of the change of $441,632, was recognized as revenue, net, in the accompanying condensed consolidated statements of income and comprehensive income. There was no breakage recorded for the same periods in 2011.

D. Accounting for Stock-Based Compensation

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

G. Other Comprehensive Loss

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

J. Investment in Affiliates

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

	Liability Derivatives as of:
	June 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swap contract	Interest rate swap derivative	$340,782	Interest rate swap derivative	$321,879

The following table presents information about the effects of the Company’s derivative instruments:

	Location of Loss Recognized on Derivative	Amount of Loss Recognized Net of Tax, in Other Comprehensive Loss for the six months ended June 30
		2012	2011

Interest rate swap contact	Other comprehensive loss	$10,270	$103,266

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

The following information has been amended to correct certain errors related to the overstatement of gift certificate liabilities for the quarters ended June 30, 2011 and 2012, which is more fully described in the “Explanatory Note” immediately preceding the Index to the Quarterly Report and in Note A “Restatement of Financial Information” under “Notes to Consolidated Financial Statements” of this Amended 10-Q.

As a result of this restatement, net revenues were understated by $162,000 and $159,000 for the quarters ended June 30, 2011 and 2012, respectively; provisions for income taxes were understated by $63,000 and $63,000 for the quarters ended June 30, 2011 and 2012, respectively; and net income was understated by $99,000 and $96,000 for the quarters ended June 30, 2011 and 2012, respectively. Additionally, the restatement resulted in lowering the accrued expenses and other liabilities account on the balance sheets, which contains the gift card liabilities, by $241,000 and $532,000 for the quarters ended June 30, 2011 and 2012, respectively.

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

Consolidated Performance and Trends

The Company reported net income for the three months ended June 30, 2012 of $400,000 or $0.07 per diluted share, compared to net income of $726,000 or $0.13 per diluted share for the corresponding period in 2011, a decrease of 44.9%. The Company reported net income for the six months ended June 30, 2012 of $543,000 or $0.10 per diluted share, compared to net income of $899,000 or $0.17 per diluted share for the corresponding period in 2011.

The second quarter of 2012 results reflect our continuing efforts to execute our growth strategy in the retail market channel where revenues increased 16.3% to $9.5 million in the quarter. This trend of increased revenue in the retail market channel may be slowed or eroded by delays in the execution of our new store expansion strategy, constraints in available capital, and interim declines in consumer demand at our retail stores impacted by lingering effects of depressed consumer confidence stemming from the financial and credit crisis. The Company responds to fluctuations in revenues primarily by delaying the opening of new stores, adjusting marketing efforts and operations to support our retail stores and managing costs. The success of our new store growth plan is dependent upon the response of our customers to these marketing strategies and evolving market conditions. Our direct market channel revenues decreased 5.0%, to $11.6 million in the second quarter of 2012, due to a reduced consumer spending and a shift by some consumers to shop more in stores. We respond to fluctuations in our direct customers’ response by adjusting the quantities of catalogs mailed and other internet marketing and customer-related strategies and tactics in order to maximize revenues and manage costs.

Given continued economic uncertainty, it is very difficult to accurately predict economic trends; however, the increase in retail channel revenues since 2008 and the Company’s store sales, have given us confidence to resume our store rollout strategy which commenced in the second quarter of 2011 and will continue throughout 2012.

Single Reporting Segment

The Company operates and manages its business as one operating segment utilizing a multi-channel distribution strategy.

Results of Operations

The following table sets forth our unaudited restated results of operations as a percentage of revenues for the periods shown (1):

	Three Months Ended		Six Months Ended
	June 30, 2012 (Restated)	June 30, 2011 (Restated)	June 30, 2012 (Restated)	June 30, 2011 (Restated)

Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of revenues	62.2	62.6	62.1	62.2
Gross profit	37.8	37.4	37.9	37.8
Selling, general and administrative expenses	33.7	30.9	34.8	32.4
Income from operations	4.1	6.5	3.1	5.5
Interest expense, financing and other related costs, net	0.7	0.5	0.7	1.3
Other investment income	0.1	0.2	0.1	0.0
Income before income tax provision	3.5	6.2	2.6	4.2
Provision for income taxes	1.6	2.7	1.2	1.9
Net Income	1.9	3.6	1.4	2.4

(1)	Certain of these amounts may not properly sum due to rounding.

The following table presents certain selected unaudited operating data (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012 (Restated)	June 30, 2011 (Restated)	June 30, 2012 (Restated)	June 30, 2011 (Restated)

Revenues, net – direct	$11,605	$12,221	$22,905	$24,312
Revenues, net – retail stores	9,525	8,188	16,381	13,462

Revenues, net – total	$21,130	$20,409	$39,286	$37,774

Other restated operating data:
Number of retail stores(1)	16	14	16	14
Capital expenditures	679	281	1,121	402
Gross profit margin	37.8%	37.4%	37.9%	37.8%
Adjusted EBITDA(2)	1,139	1,583	1,799	2,556
Adjusted EBITDA margin(2)	5.4%	7.8%	4.6%	6.8%

(1)	Includes fifteen Dover-branded stores and one Smith Brothers store. The Warrington, PA Dover-branded store opened in June, 2012.
(2)	When we use the term “Adjusted EBITDA”, we are referring to net income minus interest income and other income plus interest expense, income taxes, non-cash stock-based compensation, depreciation, amortization and other investment (income) loss, net. We present Adjusted EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

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

•	Although stock-based compensation is a non-cash charge, additional stock options might be granted in the future, which might have a future dilutive effect on earnings and earnings per share; and

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table reconciles net income to Adjusted EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012 (Restated)	June 30, 2011 (Restated)	June 30, 2012 (Restated)		June 30, 2011 (Restated)

Net income	$400	$726	$543	*	$899
Depreciation	217	184	424		365
Amortization of intangible assets	—	1	—		4
Stock-based compensation	62	62	124		124
Interest expense, financing and other related costs, net	153	103	262		477
Other investment income	(24)	(37)	(31)		(16)
Provision for income taxes	331	544	477		703

Adjusted EBITDA	$1,139	$1,583	$1,799	*	$2,556

(*)	Includes the cumulative impact of the change in gift card breakage income of $441,362 recorded in the first quarter of 2012. There was no breakage recorded for the same period in 2011.

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Revenues

Total revenues increased $0.7 million, or 3.5%, to $21.1 million for the three months ended June 30, 2012 from $20.4 million for the three months ended June 30, 2011. Revenues in our direct market channel decreased $0.6 million, or 5.0%, to $11.6 million from $12.2 million in the corresponding period in 2011. Revenues in our retail market channel increased $1.3 million, or 16.3%, to $9.5 million from $8.2 million in 2011. The decrease in our direct market channel was due to weakness in consumer spending in this channel. The increase in revenues from our retail market channel was due to strong sales growth from our newer stores as they mature, two additional retail stores and promotions. Same store sales for the three month period increased 2.1% over the prior year. In addition, breakage income of $41,633 was recognized during the three months ending June 30, 2012. There was no breakage recorded for the same period in 2011.

Gross Profit

Gross profit for the three months ended June 30, 2012 increased $0.3 million, or 4.4%, to $8.0 million as compared to the corresponding period in 2011. Gross profit, as a percentage of revenues, for the three months ended June 30, 2012 increased 0.4% to 37.8% from 37.4% for the corresponding period in 2011. The increase in gross profit as a percentage of revenues was attributable to lower costs of managing inventory this year.

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

Income Tax Provision

The provision for income taxes was $331,000 for the three months ended June 30, 2012, reflecting an effective tax rate of 45%, compared to $544,000 for the corresponding period in 2011, reflecting effective tax rate of 43%. The effective tax rate for the quarter was based upon management’s best estimates of the estimated effective rates for each entire year.

Net Income

The net income for the second quarter of 2012 decreased by $326,000, or 44.9%, to $400,000, compared to $726,000 in the second quarter of 2011. This decrease in the net income was due primarily to increased revenue from the retail market channel, offset by SG&A expenses related to marketing, lease expense, professional fees and labor costs. The resulting quarterly income per diluted share decreased to $0.07 in the second quarter of 2012 compared to $0.13 per diluted share for the corresponding period in 2011.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Revenues

Total revenues increased $1.5 million, or 4.0%, to $39.3 million for the six months ended June 30, 2012 from $37.8 million for the year ended June 30, 2011. Revenues in our direct market channel decreased $1.4 million, or 5.8%, to $22.9 million from $24.3 million in the corresponding period in 2011. Revenues in our retail market channel increased $2.9 million, or 21.7%, to $16.4 million from $13.5 million in 2011. The decrease in our direct market channel was due to weakness in consumer spending in this channel and a shift from direct to retail for some of their purchases. The increase in revenues from our retail market channel was due to strong sales growth from our newer stores as they mature, two additional retail stores and promotions. Same store sales for the six month period increased 7.6% over the prior year. In addition, restated breakage income of $524,627, including a cumulative impact of $441,362, was recognized during the six months ending June 30, 2012. There was no breakage recorded for the same period in 2011.

Gross Profit

Gross profit for the six months ended June 30, 2012 increased $0.6 million, or 4.3%, to $14.9 million from $14.3 million for the corresponding period in 2011. Gross profit, as a percentage of revenues, for the six months ended June 30, 2012 increased 0.1% to 37.9% from 37.8% for the corresponding period in 2011. The increase in gross profit of $0.6 million was attributable to increased revenues in the retail channel, breakage income and improved product margins. The increase in gross profit as a percentage of revenues was attributable to variations in our overall product mix, breakage income and pricing.

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

Other Investment Income

Net income from investment activities consists of the Company’s share of net earnings or loss of its affiliate as they occur. The Company’s net investment gain for the six months ended June 30, 2012 was $31,000, an increase of $15,000 over its net investment income of $16,000 in 2011. The Company’s investment income from investment activities are related to our investments in Hobby Horse Clothing Company, Inc. (“HH”) and Horsepharm, LLC.

Income Tax Provision

The provision for income taxes was $477,000 for the six months ended June 30, 2012, reflecting a restated effective tax rate of 47%, compared to $703,000 for the corresponding period in 2011, reflecting an effective tax rate of 44%. The effective tax rates were based upon management’s best estimates of the estimated effective rates for each entire year.

Net Income

The net income for the six months ended June 30, 2012 decreased $356,000 or 39.7%, to $543,000 from $899,000 for the corresponding period in 2011. This decrease in profitability of $356000 was due primarily to increased SG&A expenses related to marketing, lease expense, professional fees and labor costs that increased at a higher pace than revenue and gross margin. In addition weaker than expected direct sales reduced the gross margin contribution. The resulting income per diluted share decreased to $0.10 for the six months ended June 30, 2012 as compared to $0.17 for the corresponding period in 2011.

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

Operating Activities

Cash utilized in our operating activities for the six months ended June 30, 2012 was $2.2 million compared to $3.9 million for the corresponding period in 2011. For the six months ended June 30, 2012, cash outflows consisted primarily of seasonal increases in inventory and initial stocking of new stores of $0.8 million, as well as reductions in accrued expenses and other current liabilities, gift certificate liability, accounts payable and income taxes payable of $2.9 million. Cash inflows were attributable to the results of operations which consisted of net income and reductions in non-cash expenses of depreciation and amortization, stock based compensation and prepaid catalog and other assets totaling $1.5 million of cash. For the six months ended June 30, 2011, cash outflows consisted primarily of seasonal increases in inventory, increases in accounts receivable, payment of deferred interest and prepaid and other assets of $3.3 million, as well as reductions in accrued expenses, income taxes payable, other current liabilities, and accounts payable of $2.2 million. Cash inflows were attributable to the results of operations which consisted of net income, non-cash expenses of depreciation, amortization and non-cash interest and other expenses, totaling $1.6 million of cash.

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

At June 30, 2012, there had not been a material change in any of the market risk information disclosed by the Company in our Amended 10-K. More detailed information concerning market risk can be found in Item 7A under the sub-caption “Quantitative and Qualitative Disclosures about Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 39 of our Amended 10-K

The Company’s objectives in managing our long-term exposure to interest rate and foreign currency rate changes are to limit the material impact of the changes on cash flows and earnings and to lower our overall borrowing costs. We have calculated the effect of a 10% change in interest rates over a month-long period for both our debt obligations and our marketable securities investments and determined the effect to be immaterial. We do not foresee or expect any significant changes in the management of foreign currency or interest rate exposures or in the strategies we employ to manage such exposures in the near future.

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

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on our recent Analysis and Correction, our principal executive officer and principal financial officer have now concluded that, as of June 30, 2011 and 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness as of those respective dates in our internal control over financial reporting described below. Despite the existence of the material weakness, we believe that the consolidated financial statements included in this Amendment of the 2012 Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and 2012 present, in all material respects, our financial position, results of operations, comprehensive income and cash flows for the periods presented in conformity with generally accepted accounting principles in the U.S. (“U.S. GAAP”).

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process defined by, or under the supervision of, a company’s principal executive and principal financial officers and effected by management and other personnel, under the oversight of the board of directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Our management conducts regular periodic evaluations of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

Based on our most recent evaluation in May 2013, management identified a material weakness in our internal control over financial reporting in accounting for gift card liabilities as of June 30, 2011 and 2012. Specifically, as of those respective dates, we did not have adequately designed controls in place to ensure the appropriate accounting for and disclosure of gift card liability in accordance with U.S. GAAP. Management has, therefore, now concluded that we did not maintain effective internal control over financial reporting as of June 30, 2011 and 2012.

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

Except as described above, there have been no changes in our internal control over financial reporting during the quarters ended June 30, 2011 and 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are required to maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. In Item 4 of this Quarterly Report, management reports that a material weakness exists in the Company’s internal control over financial reporting. Due to this material weakness, management has concluded that as of June 30, 2012 and 2011, the Company’s disclosure controls and procedures were not effective. Consequently, and pending the Company’s remediation of the matters underlying the material weakness, our business and results of operations could be harmed, we may be unable to report properly or timely the results of our operations, and investors may lose faith in the reliability of our financial statements. Accordingly, the price of our securities may be adversely and materially impacted.

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