Form 10-Q/A
period 2012-09-30
DOVER SADDLERY INC
filed 2013-06-05
CIK 1071625

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

EXPLANATORY NOTE

We are filing this Amended Quarterly Report on Form 10-Q/A (the “Amended 10-Q”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, as filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2012 (the “Original Form 10-Q”), to correct certain errors in and therefore restate the consolidated financial statements for the quarters ended September 30, 2011 and 2012 (the “Affected Statements”) and related disclosures. Details of the restatements are discussed below and in Note A to the accompanying restated consolidated financial statements and Item 7 immediately preceding the “Overview”.

Description of Restatement

During the review of the 2013 first quarter consolidated financial statements, the Company discovered that certain estimates of its gift card liabilities in 2011 and 2012 were materially overstated. After a detailed analysis and subsequent error correction of the Company’s estimated gift certificate liabilities, management concluded that further corrections (such analysis and all corrections jointly referred herein as “Analysis and Correction”) were necessary to properly recognize revenue from the breakage of gift cards that had commenced in the quarter ended March 31, 2012. Due to the materiality of these corrections, we are restating the consolidated financial statements for the quarters ended September 30, 2011 and 2012 by filing this Amended 10-Q.

Accounts impacted in the Affected Statements are net revenues, other current liabilities (which includes gift card liability), the related impact on our income tax accounts and net income and accumulated deficit. As a result of this restatement, net revenues were understated by $73,000 and $93,000 for the quarters ended September 30, 2011 and 2012, respectively; provisions for income taxes were understated by $42,000 and $89,000 for the quarters ended September 30, 2011 and 2012, respectively; and net income was understated by $31,000 and $4,000 for the quarters ended September 30, 2011 and 2012, respectively. Additionally, the restatement resulted in lowering the accrued expenses and other liabilities account on the balance sheets, which contains the gift card liabilities, by $315,000 and $624,000 for the quarters ended September 30, 2011 and 2012, respectively.

Due to the materiality of these corrections in 2011 and 2012, we are filing an Amended Annual Report on Form 10-K/A (the “Amended 10-K”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. As a result of the materiality of the changes in annual reports, we are also restating the interim consolidated financial statements for 1) the quarterly periods ended March 31, 2011 and 2012 by filing an amended quarterly report on Form 10-Q/A for the quarter ended March 31, 2012; and 2) the quarterly periods ended June 30, 2011 and 2012 by filing an amended quarterly report on Form 10-Q/A for the quarter ended June 30, 2012 We did not amend and do not intend to amend any other previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods prior to January 1, 2011.

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

DOVER SADDLERY, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

DOVER SADDLERY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, unaudited)

	September 30, 2012 (Restated)	December 31, 2011 (Restated)

ASSETS
Current assets:
Cash and cash equivalents	$255	$313
Accounts receivable	1,795	811
Inventory	20,449	19,383
Prepaid catalog costs	1,300	1,273
Prepaid expenses and other current assets	1,444	896
Deferred income taxes	150	285

Total current assets	25,393	22,961
Net property and equipment	4,843	3,667
Other assets:
Deferred income taxes	1,043	932
Intangibles and other assets, net	775	571

Total other assets	1,818	1,503

Total assets	$32,054	$28,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation and outstanding checks	$830	$1,100
Accounts payable	2,093	2,201
Accrued expenses and other current liabilities	4,437	5,237
Income taxes payable	—	445

Total current liabilities	7,360	8,983

Long-term liabilities:
Revolving line of credit	5,487	987
Term note	5,500	5,500
Capital lease obligation, net of current portion	147	16
Interest rate swap contract	344	322

Total long-term liabilities	11,478	6,825
Stockholders’ equity:
Common stock, par value $0.0001 per share; 15,000,000 shares authorized; 5,334,834 and 5,332,738 issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	1	1
Additional paid in capital	45,905	45,716
Treasury stock, 795,865 shares at cost	(6,082)	(6,082)
Other comprehensive loss	(202)	(190)
Accumulated deficit	(26,406)	(27,122)

Total stockholders’ equity	13,216	12,323

Total liabilities and stockholders’ equity	$32,054	$28,131

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012 (Restated)	September 30, 2011 (Restated)	September 30, 2012 (Restated)	September 30, 2011 (Restated)

Revenues, net	$20,462	$19,578	$59,748	$57,353
Cost of revenues	12,842	12,056	37,224	35,540

Gross profit	7,620	7,522	22,524	21,813
Selling, general and administrative expenses	7,011	6,780	20,665	19,008

Income from operations	609	742	1,859	2,805
Interest expense, financing and other related costs, net	128	124	390	626
Other investment (income) loss, net	15	12	(16)	(30)

Income before income tax provision	466	606	1,485	2,209
Provision for income taxes	292	243	769	947

Net income	$174	$363	$716	$1,262

Net income per share
Basic	$0.03	$0.07	$0.13	$0.24

Diluted	$0.03	$0.07	$0.13	$0.23

Number of shares used in per share calculation
Basic	5,333,000	5,289,000	5,333,000	5,288,000
Diluted	5,524,000	5,477,000	5,560,000	5,485,000

DOVER SADDLERY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012 (Restated)	September 30, 2011 (Restated)	September 30, 2012 (Restated)	September 30, 2011 (Restated)

Net income	$174	$363	$716	$1,262
Other comprehensive loss:
Change in fair value of interest rate swap contract, net of tax	(2)	(85)	(12)	(188)

Total comprehensive income	$172	$278	$704	$1,074

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

(In thousands, unaudited)

	Nine Months Ended
	September 30, 2012 (Restated)	September 30, 2011 (Restated)

Operating activities:
Net income	$716	$1,262
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	661	559
Deferred income taxes	(87)	(69)
Income from investment in affiliates, net	(16)	(4)
Stock-based compensation	186	186
Gift card breakage revenue	(566)	—
Non-cash interest expense	9	216
Payment of deferred interest	—	(423)
Changes in current assets and liabilities:
Accounts receivable	(984)	(17)
Inventory	(1,066)	(3,503)
Prepaid catalog costs and other current assets	(575)	(516)
Accounts payable	(108)	343
Accrued expenses, other current liabilities and income taxes payable	(542)	(1,645)

Net cash used in operating activities	(2,372)	(3,611)
Investing activities:
Purchases of property and equipment	(1,661)	(689)
Investment in affiliates	(10)	—
Change in other assets	(190)	(12)

Net cash used in investing activities	(1,861)	(701)
Financing activities:
Borrowings under revolving line of credit, net	4,500	2,935
Repayment of subordinated notes	—	(5,000)
Borrowing under term note	—	5,500
Change in outstanding checks	(234)	380
Payments on capital leases	(81)	(63)
Payment of debt commitment fees	(13)	(54)
Proceeds from exercise of stock options	3	19

Net cash provided by financing activities	4,175	3,717

Net decrease in cash and cash equivalents	(58)	(594)

Cash and cash equivalents at beginning of period	313	745

Cash and cash equivalents at end of period	$255	$151

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$394	$833

Income taxes	$1,226	$1,431

Supplemental disclosure of non-cash financing activities
Equipment acquired under capital leases	$176	$5

Change in fair value of interest rate swap	$(23)	$(319)

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

As a result of this restatement, net revenues were understated by $73,000 and $93,000 for the quarters ended September 30, 2011 and 2012, respectively; provisions for income taxes were understated by $42,000 and $89,000 for the quarters ended September 30, 2011 and 2012, respectively; and net income was understated by $31,000 and $4,000 for the quarters ended September 30, 2011 and 2012, respectively. Additionally, the restatement resulted in lowering the accrued expenses and other liabilities account on the balance sheets, which contains the gift card liabilities, by $315,000 and $624,000 for the quarters ended September 30, 2011 and 2012, respectively.

The effects of the restatements as of and for the quarters ended September 30, 2011 and 2012 are summarized below (dollars in thousands):

	As Previously Reported ($)	Adjustments ($)	As Restated ($)

Consolidated Balance Sheets as of September 30, 2011
Prepaid expenses and other current assets	1,103	(143)	960
Deferred income taxes – ST	110	185	295
Deferred income taxes – LT	1,037	(92)	945
Accrued expenses and other current liabilities	4,509	(315)	4,194
Income taxes payable	—	87	87
Total current liabilities	7,398	(229)	7,169
Accumulated deficit	(28,068)	178	(27,890)
Total stockholder’s equity	11,259	178	11,437
Consolidated Statements of Income for the three months ended September 30, 2011
Revenues, net	19,505	73	19,578
Provision for income taxes	201	42	243
Net income	332	31	363
Net income per share
Basic	0.06	0.01	0.07
Diluted	0.06	0.01	0.07
Consolidated Statements of Income for the nine months ended September 30, 2011
Revenues, net	57,038	315	57,353
Provision for income taxes	810	137	947
Net income	1,084	178	1,262
Net income per share
Basic	0.20	0.04	0.24
Diluted	0.20	0.03	0.23
Consolidated Statements of Cash Flows for the nine months ended September 30, 2011
Net income	1,084	178	1,262
Deferred income taxes	(63)	(6)	(69)
Prepaid catalog costs and other current assets	(659)	143	(516)
Change in accrued expenses, other current liabilities and income taxes payable	(1,330)	(315)	(1,645)

	As Previously Reported ($)	Adjustments ($)	As Restated ($)

Consolidated Balance Sheets as of September 30, 2012
Prepaid expenses and other current assets	1,715	(271)	1,444
Deferred income taxes – ST	111	39	150
Deferred income taxes – LT	1,108	(65)	1,043
Accrued expenses and other current liabilities	5,061	(624)	4,437
Total current liabilities	7,984	(624)	7,360
Accumulated deficit	(26,733)	327	(26,406)
Total stockholder’s equity	12,889	327	13,216
Consolidated Statements of Income for the three months ended September 30, 2012
Revenues, net	20,369	93	20,462
Provision for income taxes	203	89	292
Net income	170	4	174
Consolidated Statements of Income for the nine months ended September 30, 2012
Revenues, net	59,628	120	59,748
Provision for income taxes	670	99	769
Net income	695	21	716
Net income per share
Diluted	0.12	0.01	0.13
Consolidated Statements of Cash Flows for the nine months ended September 30, 2012
Net income	695	21	716
Gift card breakage income	(813)	247	(566)
Deferred income taxes	70	(157)	(87)
Prepaid catalog costs and other current assets	(846)	271	(575)
Change in accrued expenses, other current liabilities and income taxes payable	(175)	(367)	(542)

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

The Company views its operations and manages its business as one operating segment utilizing a multi-channel distribution strategy. Restated market channel revenues are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012 (Restated)	September 30, 2011 (Restated)	September 30, 2012 (Restated)	September 30, 2011 (Restated)

Revenues, net – direct	$10,567	$11,343	$33,472	$35,656
Revenues, net – retail stores	9,895	8,235	26,276	21,697

Revenues, net – total	$20,462	$19,578	$59,748	$57,353

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

C.	Gift Card and Gift Card Breakage (Restated)

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

The Company determines its gift card breakage rate based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be reasonably estimated at the time of gift card issuance. From the point which the likelihood of redemption is deemed to be remote (gift cards that were issued three years prior and remain unredeemed) and for which there is no legal obligation to remit the value of such unredeemed gift cards to any relevant jurisdictions, breakage income is recognized over a two year period. Breakage revenue for the three months ending September 30, 2012 of $43,088 was recognized as revenue, net, in the accompanying condensed consolidated statement of income and comprehensive income. Restated breakage revenue for the nine months ending September 30, 2012 of $566,258, which included the restated cumulative impact of the change of $441,362, was recognized as revenue, net, in the accompanying condensed consolidated statements of income and comprehensive income. There was no breakage recorded for the same periods in 2011.

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

The following information has been amended to correct certain errors related to the overstatement of gift certificate liabilities for the quarters ended September 30, 2011 and 2012, which is more fully described in the “Explanatory Note” immediately preceding the Index to the Quarterly Report and in Note A “Restatement of Financial Information” under “Notes to Consolidated Financial Statements” of this Amended 10-Q.

As a result of this restatement, net revenues were understated by $73,000 and $93,000 for the quarters ended September 30, 2011 and 2012, respectively; provisions for income taxes were understated by $42,000 and $89,000 for the quarters ended September 30, 2011 and 2012, respectively; and net income was understated by $31,000 and $4,000 for the quarters ended September 30, 2011 and 2012, respectively. Additionally, the restatement resulted in lowering the accrued expenses and other liabilities account on the balance sheets, which contains the gift card liabilities, by $315,000 and $624,000 for the quarters ended September 30, 2011 and 2012, respectively.

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

Consolidated Performance and Trends

The Company reported net income for the three months ended September 30, 2012 of $174,000 or $0.03 per diluted share, compared to net income of $363,000 or $0.07 per diluted share for the corresponding period in 2011, a decrease of 52.1%. The Company reported net income for the nine months ended September 30, 2012 of $716,000 or $0.13 per diluted share, compared to net income of $1,262,000 or $0.23 per diluted share for the corresponding period in 2011.

The third quarter of 2012 results reflect our continuing efforts to execute our growth strategy in the retail market channel where revenues increased 20.2% to $9.9 million in the quarter. This trend of increased revenue in the retail market channel may be slowed or eroded by delays in the execution of our new store expansion strategy, constraints in available capital, and interim declines in consumer demand at our retail stores impacted by lingering effects of depressed consumer confidence stemming from the financial and credit crisis. The Company responds to fluctuations in revenues primarily by delaying the opening of new stores, adjusting marketing efforts and operations to support our retail stores and managing costs. The success of our new store growth plan is dependent upon the response of our customers to these marketing strategies and evolving market conditions. Our direct market channel revenues decreased 6.8%, to $10.6 million in the third quarter of 2012, due to a reduced consumer spending and a shift by some consumers to shop more in stores. We respond to fluctuations in our direct customers’ response by adjusting the quantities of catalogs mailed and other internet marketing and customer-related strategies and tactics in order to maximize revenues and manage costs.

Given continued economic uncertainty, it is very difficult to accurately predict economic trends; however, the increase in retail channel revenues since 2008 and the Company’s store sales, have given us confidence to resume our store rollout strategy which commenced in the second quarter of 2011 and has continued in 2012.

Single Reporting Segment

The Company operates and manages its business as one operating segment utilizing a multi-channel distribution strategy.

Results of Operations

The following table sets forth our unaudited restated results of operations as a percentage of revenues for the periods shown (1):

	Three Months Ended		Nine Months Ended
	September 30, 2012 (Restated)	September 30, 2011 (Restated)	September 30, 2012 (Restated)	September 30, 2011 (Restated)

Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of revenues	62.8	61.6	62.3	62.0
Gross profit	37.2	38.4	37.7	38.0
Selling, general and administrative expenses	34.3	34.6	34.6	33.1
Income from operations	3.0	3.8	3.1	4.9
Interest expense, financing and other related costs, net	0.6	0.6	0.7	1.1
Other investment (income) loss, net	0.1	0.1	0.0	(0.1)
Income before income tax provision	2.3	3.1	2.5	3.9
Provision for income taxes	1.4	1.2	1.3	1.7
Net Income	0.9	1.9	1.2	2.2

(1)	Certain of these amounts may not properly sum due to rounding.

The following table presents certain selected unaudited operating data (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012 (Restated)	September 30, 2011 (Restated)	September 30, 2012 (Restated)	September 30, 2011 (Restated)

Revenues, net – direct	$10,567	$11,343	$33,472	$35,656
Revenues, net – retail stores	9,895	8,235	26,276	21,697

Revenues, net – total	$20,462	$19,578	$59,748	$57,353

Other restated operating data:
Number of retail stores(1)	17	14	17	14
Capital expenditures	716	287	1,837	689
Gross profit margin	37.2%	38.4%	37.7%	38.0%
Adjusted EBITDA(2)	908	994	2,707	3,550
Adjusted EBITDA margin(2)	4.4%	5.1%	4.5%	6.2%

(1)	Includes sixteen Dover-branded stores and one Smith Brothers store. The Warrington, PA Dover-branded store opened in June, 2012 and the Medina, MN Dover-branded store opened in September, 2012.
(2)	When we use the term “Adjusted EBITDA”, we are referring to net income minus interest income and other income plus interest expense, income taxes, non-cash stock-based compensation, depreciation, amortization and other investment (income) loss, net. We present Adjusted EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

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

•	Although stock-based compensation is a non-cash charge, additional stock options might be granted in the future, which might have a future dilutive effect on earnings and earnings per share; and

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table reconciles restated net income to Adjusted EBITDA (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2012 (Restated)		September 30, 2011 (Restated)	September 30, 2012 (Restated)		September 30, 2011 (Restated)

Net income	$174	*	$363	$716	**	$1,262
Depreciation	237		188	661		554
Amortization of intangible assets	—		2	—		5
Stock-based compensation	62		62	186		186
Interest expense, financing and other related costs, net	128		124	390		626
Other investment (income) loss, net	15		12	(16)		(30)
Provision for income taxes	292		243	769		947

Adjusted EBITDA	$908	*	$994	$2,707	**	$3,550

(*)	Includes gift card breakage income of $41,632 for the three months ended September 30, 2012. There was no breakage income recorded for the same period in 2011.
(**)	Includes the cumulative impact of the change in gift card breakage income of $441,362 recorded in the first quarter of 2012 and current breakage income for the nine months ended September 30, 2012 of $124,896. There was no breakage recorded for the same period in 2011.

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Revenues

Total revenues increased $0.9 million, or 4.5%, to $20.5 million for the three months ended September 30, 2012 from $19.6 million for the three months ended September 30, 2011. Revenues in our direct market channel decreased $0.8 million, or 6.8%, to $10.6 million from $11.3 million in the corresponding period in 2011. Revenues in our retail market channel increased $1.7 million, or 20.2%, to $9.9 million from $8.2 million in 2011. The decrease in our direct market channel was due to the more aggressive posture of online retailers and our customer’s temporarily shifting to retail as the Company opens new stores. The increase in revenues from our retail market channel was due to strong sales growth from our newer stores as they mature, three additional retail stores and promotions. Same store sales for the three month period increased 6.6% over the prior year. In addition, gift card breakage revenue of $41,632 was recognized during the three months ending September 30, 2012. The revenue was recognized in both retail and direct market channels based on where the gift card was issued. There was no gift card breakage recorded for the same period in 2011.

Gross Profit

Gross profit for the three months ended September 30, 2012 increased $0.1 million, or 1.3%, to $7.6 million as compared to the corresponding period in 2011. Gross profit, as a percentage of revenues, for the three months ended September 30, 2012 decreased 1.2% to 37.2% from 38.4% for the corresponding period in 2011. The decrease in gross profit as a percentage of revenues was attributable to variations in overall product mix.

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

Income Tax Provision

The provision for income taxes was $292,000 for the three months ended September 30, 2012, reflecting effective tax rate of 63%, compared to $243,000 for the corresponding period in 2011, reflecting effective tax rate of 40%. The effective tax rate for the quarter increased based upon an increase in management’s best estimates of the estimated effective rates for each entire year.

Net Income

Net income for the third quarter of 2012 decreased by $189,000, or 52.1%, to $174,000, compared to $363,000 in the third quarter of 2011. This decrease in the net income was due primarily to lower gross margin as a percentage of sales and higher SG&A expenses primarily related to labor costs. The resulting quarterly income per diluted share decreased to $0.03 in the third quarter of 2012 compared to $0.07 per diluted share for the corresponding period in 2011.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Revenues

Total revenues increased $2.3 million, or 4.0%, to $59.7 million for the nine months ended September 30, 2012 from $57.4 million for the year ended September 30, 2011. Revenues in our direct market channel decreased $2.2 million, or 6.1%, to $33.5 million from $35.7 million in the corresponding period in 2011. Revenues in our retail market channel increased $4.6 million, or 21.1%, to $26.3 million from $21.7 million in 2011. The decrease in our direct market channel was due to the more aggressive posture of online retailers and our customer’s temporarily shifting to retail as the Company opens new stores. The increase in revenues from our retail market channel was due to strong sales growth from our newer stores as they mature, three additional retail stores and promotions. Same store sales for the nine month period increased 7.2% over the prior year. In addition, gift card breakage revenue of $565,258, including a cumulative impact of $441,362, was recognized during the nine months ending September 30, 2012. The revenue was recognized in both retail and direct market channels based on where the gift card was issued. There was no gift card breakage recorded for the same period in 2011.

Gross Profit

Gross profit for the nine months ended September 30, 2012 increased $0.7 million, or 3.3%, to $22.5 million from $21.8 million for the corresponding period in 2011. Gross profit, as a percentage of revenues, for the nine months ended September 30, 2012 decreased 0.3% to 37.7% from 38.0% for corresponding period in 2011. The increase in gross profit of $0.7 million was attributable to increased revenues in the retail channel and breakage income. The decrease in gross profit as a percentage of revenues was attributable to variations in our overall product mix.

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

Income Tax Provision

The provision for income taxes was $769,000 for the nine months ended September 30, 2012, reflecting an effective tax rate of 52%, compared to $947,000 for the corresponding period in 2011, reflecting an effective tax rate of 43%. The effective tax rate in 2012 increased based upon an increase in management’s best estimates of the estimated effective rates for each entire year due primarily to an earnings mix by state and the impact of certain permanent tax items.

Net Income

The net income for the nine months ended September 30, 2012 decreased $546,000 or 43.3%, to $716,000 from $1,262,000 for the corresponding period in 2011. This decrease in profitability of $546,000 (which is net of the after-tax gift card breakage revenue recognized for the period) was due primarily to increased SG&A expenses related to marketing, lease expense, professional fees and labor costs that increased at a higher pace than revenue and gross margin. In addition weaker than expected direct sales (as explained in Revenues above) reduced the gross margin contribution. The resulting income per diluted share decreased to $0.13 for the nine months ended September 30, 2012 as compared to $0.23 for the corresponding period in 2011.

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

Operating Activities

Cash utilized in our operating activities for the nine months ended September 30, 2012 was $2.4 million compared to $3.6 million for the corresponding period in 2011. For the nine months ended September 30, 2012, cash outflows of $3.9 million consisted primarily of seasonal increases in accounts receivable, prepaid and other assets, inventory and initial stocking of new stores, as well as reductions in gift certificate liability, deferred taxes, accounts payable and income taxes payable. Cash inflows were attributable to the results of operations which consisted of net income reductions in non-cash expenses of depreciation and amortization, stock based compensation and accrued expenses and other liabilities totaling $1.5 million of cash. For the nine months ended September 30, 2011, cash outflows consisted primarily of seasonal increases in inventory and initial stocking for new stores, payment of deferred interest and prepaid and other assets of $4.4 million, as well as reductions in accrued expenses, deferred taxes, income taxes payable and other current liabilities of $1.7 million. Cash inflows were attributable to the results of operations which consisted of net income, accounts payable, non-cash expenses of depreciation, amortization and interest and other expenses, totaling $2.5 million of cash.

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

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission (the “SEC”) on June 5, 2013 (the “Amended 10-K”) in Note 3 of the Notes to the Consolidated Financial Statements and the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations; as supplemented by the disclosures in this Quarterly Report in the Notes to Condensed Consolidated Financial Statements. As discussed in Note B of the Notes to the unaudited Condensed Consolidated Financial Statements, beginning in the first quarter of 2012, we began to recognize income from the breakage of gift cards when the likelihood of redemption of the gift card is remote. In addition, we define our same store sales to include sales from all stores open for a full fifteen months following a grand opening, or a conversion to a Dover-branded store.

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

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on our recent Analysis and Correction, our principal executive officer and principal financial officer have now concluded that, as of September 30, 2011 and 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness as of those respective dates in our internal control over financial reporting described below. Despite the existence of the material weakness, we believe that the consolidated financial statements included in this Amendment of the 2012 Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and 2012 present, in all material respects, our financial position, results of operations, comprehensive income and cash flows for the periods presented in conformity with generally accepted accounting principles in the U.S. (“U.S. GAAP”).

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

Based on our most recent evaluation in May 2013, management identified a material weakness in our internal control over financial reporting in accounting for gift card liabilities as of September 30, 2011 and 2012. Specifically, as of those respective dates, we did not have adequately designed controls in place to ensure the appropriate accounting for and disclosure of gift card liability in accordance with U.S. GAAP. Management has, therefore, now concluded that we did not maintain effective internal control over financial reporting as of September 30, 2011 and 2012.

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

Except as described above, there have been no changes in our internal control over financial reporting during the quarters ended September 30, 2011 and 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are required to maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. In Item 4 of this Quarterly Report, management reports that a material weakness exists in the Company’s internal control over financial reporting. Due to this material weakness, management has concluded that as of September 30, 2012 and 2011, the Company’s disclosure controls and procedures were not effective. Consequently, and pending the Company’s remediation of the matters underlying the material weakness, our business and results of operations could be harmed, we may be unable to report properly or timely the results of our operations, and investors may lose faith in the reliability of our financial statements. Accordingly, the price of our securities may be adversely and materially impacted.

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