Form 10-K/A
period 2012-12-31
DOVER SADDLERY INC
filed 2013-06-05
CIK 1071625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement for the Annual Meeting of Stockholders of Dover Saddlery, Inc. held on May 2, 2013 which were filed with the Securities and Exchange Commission within 120 days after December 31, 2012, are incorporated by reference in Part III of this Form 10-K/A.

EXPLANATORY NOTE

We are filing this Amended Annual Report on Form 10-K/A (the “Amended 10-K”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2013 (the “Original Form 10-K”), to correct certain errors in and therefore restate the consolidated financial statements for the years ended December 31, 2011 and 2012 (the “Affected Statements”) and related disclosures, and report a material weakness in internal control over financial reporting as of December 31, 2011 and December 31, 2012. Details of the restatements are discussed below and in Item 7 immediately preceding the “Overview” and under “Restatement of Consolidated Financial Statements”, Note 1 “Restatement of Financial Information” under “Notes to Consolidated Financial Statements” and Item 9A. Controls and Procedures of this Amended 10-K.

Description of Restatement

During the review of the 2013 first quarter consolidated financial statements, the Company discovered that certain estimates of its gift card liabilities in 2011 and 2012 were materially overstated. After a detailed analysis and subsequent error correction of the Company’s estimated gift certificate liabilities, management concluded that further corrections (such analysis and all corrections jointly referred herein as “Analysis and Correction”) were necessary to properly recognize revenue from the breakage of gift cards that had commenced in the quarter ended March 31, 2012. Due to the materiality of these corrections, we are restating the consolidated financial statements for the years ended December 31, 2011 and 2012 by filing this Amended 10-K.

Accounts impacted in the Affected Statements are net revenues, other current liabilities (which includes gift card liability), the related impact on our income tax accounts and net income and accumulated deficit. As a result of this restatement, net revenues were understated by $504,556 and $293,657 for the years ended December 31, 2011 and 2012, respectively; provisions for income taxes were understated by $198,901 and $166,672 for the years ended December 2011 and 2012, respectively; and net income was understated by $305,655 and $126,985 for the years ended December 2011 and 2012, respectively. Additionally, the restatement resulted in lowering the accrued expenses and other liabilities account on the balance sheets, which contains the gift card liabilities, by $504,556 and $798,210 for the years ended December 31, 2011 and 2012, respectively.

We did not amend and do not intend to amend any other previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods prior to January 1, 2011. As a result of the materiality of the changes in quarterly reports, we are also restating the interim consolidated financial statements for 1) the quarterly periods ended March 31, 2011 and 2012 by filing an amended quarterly report on Form 10-Q/A for the quarter ended March 31, 2012; 2) the quarterly periods ended June 30, 2011 and 2012 by filing an amended quarterly report on Form 10-Q/A for the quarter ended June 30, 2012; and 3) the quarterly periods ended September 30, 2011 and 2012 by filing an amended quarterly report on Form 10-Q/A for the quarter ended September 30, 2012.

No other changes have been made to the Original Form 10-K other than those described above. This Amendment does not reflect subsequent events or circumstances that may have occurred after the filing date of the Original Form 10-K or modify or update in any way disclosures made in the Original Form 10-K or otherwise update disclosures (including the exhibits to the Original Form 10-K other than the updating of: (i) the Exhibits to include updated Certifications of the Chief Executive and Chief Financial Officers, and (ii) the Exhibit Index to disclose that certain exhibits that were filed with the Original Filing are incorporated by reference into this Amended Filing.)

DOVER SADDLERY, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2012

EX-23.10	Consent of McGladrey LLP
EX-31.1	Section 302 Certification of CEO
EX-31.2	Section 302 Certification of CFO
EX-32.1	Section 906 Certification of CEO and CFO

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

The Company’s management team is highly experienced in both the direct and retail channels with an average of more than 35 years of equestrian experience. Since Stephen Day acquired an ownership interest in the Company and joined as the Company’s President and Chief Executive Officer, he and the rest of the management team have grown annual revenues from $15.6 million to $86.3 million from 1998 through 2012. Prior to joining the Company, Mr. Day was responsible for building the only other national English-style equestrian products direct marketing and retail company, State Line Tack.

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

Experienced Management with a Track Record of Growth and Profitability: The Company was founded in 1975 and has over 35 years of operating history. Stephen Day joined the Company after successfully building and growing another equestrian products catalog and retailer, State Line Tack. Our management team has extensive experience in direct marketing and retail as well as an average of more than 35 years of equestrian experience. Since Stephen Day became president and chief executive officer in 1998, we have grown annual revenues from $15.6 million to $86.3 million.

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

Leading Equestrian Products Retailer of Quality Tack: With over $86.3 million in 2012 revenues we believe we hold the largest market share among premium equestrian products retailers for equestrian tack and specialized equestrian apparel. The Dover Saddlery catalog is known by many customers as a leading source for English-style equestrian products, and the Smith Brothers catalog is a significant force in the Western-style riding market.

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

2012 Accomplishments

In pursuit of our goals as the largest equestrian retailer of quality tack and specialty riding apparel, we accomplished the following in 2012:

•	Continued to enhance and expand the Dover Saddlery product offering

•	Opened three Dover branded retail locations in Warrington, PA, Medina, MN and Raleigh, NC

•	Increased total sales by 6.2% with the retail market channel sales increasing by 19.8%

•	Launched our re-designed ecommerce platform, optimized our mobile website and enhanced our online marketing capabilities

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

Our direct market channel generated approximately $49.4 million in revenues in 2012 or 57.2% of our total Company revenues. Our proprietary database contains over two million names. We expect this database to continue to grow as we open additional retail locations.

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

Management’s determination that a material weakness exists in our internal controls over financial reporting could have a material adverse impact on the Company.

We are required to maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. In Item 9A of this Annual Report, management reports that a material weakness exists in the Company’s internal control over financial reporting. Due to this material weakness, management has concluded that as of the end of December 31, 2012 and 2011, the Company’s disclosure controls and procedures were not effective. Consequently, and pending the Company’s remediation of the matters underlying the material weakness, our business and results of operations could be harmed, we may be unable to report properly or timely the results of our operations, and investors may lose faith in the reliability of our financial statements. Accordingly, the price of our securities may be adversely and materially impacted.

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

Revenues from the Company’s direct market channel generated 57.2% of our revenues in 2012, and we expect such demand to continue to generate a majority of our revenues for at least the next few years. Our success depends on our ability to market, advertise and sell our products effectively through our various catalogs and Internet sites. We believe that the success of our direct market channel depends on:

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

The following information has been amended to correct certain errors related to the overstatement of gift certificate liabilities for the years ended December 31, 2011 and 2012, which is more fully described in the “Explanatory Note” immediately preceding the Index to the Annual Report, Item 7 under “Restatement of Consolidated Financial Statements”, Note 1 “Restatement of Financial Information” under “Notes to Consolidated Financial Statements” and Item 9A. Controls and Procedures of this Amended 10-K.

As a result of this restatement, net revenues were understated by $504,556 and $293,657 for the years ended December 31, 2011 and 2012, respectively; provisions for income taxes were understated by $198,901 and $166,672 for the years ended December 2011 and 2012, respectively; and net income was understated by $305,655 and $126,985 for the years ended December 2011 and 2012, respectively. Additionally, the restatement resulted in lowering the accrued expenses and other liabilities account on the balance sheets, which contains the gift card liabilities, by $504,556 and $798,210 for the years ended December 31, 2011 and 2012, respectively. All further references revenues, breakage income, gross profit, Adjusted EBITDA, income tax provision, net income and earnings per share in the following discussion refer to restated amounts.

The effects of the restatement as of and for the years ended December 31, 2011 and 2012 are summarized below:

	As Previously Reported ($)	Adjustments ($)	As Restated ($)
Consolidated Balance Sheets as of December 31, 2011
Deferred income taxes - ST	261,200	24,000	285,200
Deferred income taxes - LT	1,017,663	(85,801)	931,862
Accrued expenses and other current liabilities	5,741,360	(504,556)	5,236,804
Income taxes payable	308,289	137,100	445,389
Total current liabilities	9,350,588	(367,456)	8,983,132
Accumulated deficit	(27,427,179)	305,655	(27,121,524)
Total stockholder’s equity	12,017,710	305,655	12,323,365
Consolidated Statements of Income for the year ended December 31, 2011
Revenues, net	80,831,561	504,556	81,336,117
Provision for income taxes	1,306,279	198,901	1,505,180
Net income	1,724,530	305,655	2,030,185
Net income per share
Basic	0.33	0.05	0.38
Diluted	0.31	0.06	0.37
Consolidated Statements of Cash Flows for the year ended December 31, 2011
Net income	1,724,530	305,655	2,030,185
Deferred income taxes	(193,500)	61,801	(131,699)
Change in accrued expenses, other current liabilities and income taxes payable	210,008	(367,456)	(157,448)

	As Previously Reported ($)	Adjustments ($)	As Restated ($)
Consolidated Balance Sheets as of December 31, 2012
Deferred income taxes - ST	595,400	(295,200)	300,200
Deferred income taxes - LT	1,195,745	5,400	1,201,145
Accrued expenses and other current liabilities	7,145,837	(798,210)	6,347,627
Income taxes payable	860,303	75,770	936,073
Total current liabilities	10,769,709	(722,440)	10,047,269
Accumulated deficit	(25,838,079)	432,640	(25,405,439)
Total stockholder’s equity	13,864,729	432,640	14,297,369
Consolidated Statements of Income for the year ended December 31, 2012
Revenues, net	86,048,111	293,657	86,341,768
Provision for income taxes	1,276,918	166,672	1,443,590
Net income	1,589,100	126,985	1,716,085
Net income per share
Basic	0.30	0.02	0.32
Diluted	0.29	0.02	0.31
Consolidated Statements of Cash Flows for the year ended December 31, 2012
Net income	1,589,100	126,985	1,716,085
Gift card breakage income	(856,357)	248,465	(607,892)
Deferred income taxes	(513,000)	228,000	(285,000)
Change in accrued expenses, other current liabilities and income taxes payable	2,812,848	(603,454)	2,209,394

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

The recovery in 2010 and 2011 from the recession that ended in 2009 has been uneven and slow and created a difficult operating environment for our industry as a result of numerous external factors that led to all time historical lows in consumer confidence which resulted in a contraction in specialty retail consumer spending. In 2012, our prior investment in our retail expansion and the opening of three additional retail stores generated a 19.8% increase in retail market channel revenues, to partially offset the economic drop in direct channel revenues, resulting in $86.3 million in total revenues. Although our overall sales increased over 2011, increased cost of goods sold and expenses in marketing and salaries, generated an Adjusted EBITDA* of $4.9 million, a decrease of 6.8% over the 2011 results. The resulting net income was $1,716,085 or $0.31 per diluted share. The Company utilized the resulting operating cash flow to fund inventory growth, strengthen our balance sheet and open three additional retail stores, which places the Company in a strategic position for further growth as the retail economy improves.

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

* We reference Adjusted EBITDA in this Overview because we consider it an important supplemental measure of our performance; indeed, the Company ties its executive and employee bonus pools directly to this measure. Also, we believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. Its definition and limitations are set forth in this section under “Results of Operations”, Management’s Discussion and of Analysis and Financial Condition and Results of Operations, of Item 7 of this Amended Annual Report on Form 10-K/A.

Consolidated Performance and Trends

The Company reported consolidated net income for the year ended December 31, 2012 of $1,716,000 or $0.31 per diluted share. This is compared to net income of $2,030,000 or $0.37 per diluted share for the corresponding period in 2011.

The 2012 results reflect our continuing efforts to execute our growth strategy in the retail market channel where revenues increased 19.8% to $37.0 million for the year. This trend of increased revenue in the retail market channel may be slowed or eroded by delays in the execution of our new store expansion strategy, constraints in available capital, and interim declines in consumer demand at our retail stores impacted by lingering effects of the recent global financial and credit crisis. The Company responds to fluctuations in revenues primarily by delaying the opening of new stores, adjusting marketing efforts and operations to support our retail stores and managing costs. The success of our new store growth plan is dependent upon the response of our customers to these marketing strategies and evolving market conditions. Our direct market channel revenues decreased 2.2%, to $49.4 million for the year ended 2012, due to more aggressive posture of online retailers and our customer’s temporarily shifting to retail as the Company opens new stores. We anticipate and respond to fluctuations in our direct customers’ response by adjusting the quantities of catalogs mailed and other Internet marketing and customer-related strategies and tactics in order to maximize revenues and manage costs.

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

In 2012, approximately 57.2% of our revenues were generated by our direct market channel and 42.8% were generated by our eighteen retail stores, which increased from the 37.9% of retail sales in 2011, due primarily from gains achieved from strong sales growth from our newer stores as they mature, three additional retail stores and promotions. All revenues are recorded net of product returns. In addition, beginning in the first quarter of 2012, the Company began to recognize revenue from the breakage of gift cards when the likelihood of redemption of the gift card is remote and there is no legal obligation for the Company to remit the value of such unredeemed gift cards to any relevant jurisdiction. Revenue was recognized in both retail and direct market channels based on where the gift card was issued.

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

Fiscal Periods

Our fiscal year ends on December 31, and our fiscal quarters end on March 31, June 30, September 30 and December 31.

Results of Operations

The following table sets forth results of operations for the periods shown (dollars in thousands):

	2012 (Restated)	2011 (Restated)
Revenues, net — direct	$49,378	$50,486
Revenues, net — retail stores	36,964	30,850

Revenues, net — total	86,342	81,336
Cost of revenues	53,350	49,836

Gross profit	32,992	31,500
Selling, general and administrative expenses	29,255	27,219

Income from operations	3,737	4,281
Interest expense, financing and other related costs, net	538	728
Other investment loss, net	39	18

Income before income tax provision	3,160	3,535
Provision for income taxes	1,444	1,505

Net income	$1,716	$2,030

Other Operating Data:
Number of retail stores (1)	18	15
Capital expenditures	2,184	1,384
Cash flows (used in) provided by operating activities	2,671	(1,453)
Cash flows used in investing activities	(2,373)	(1,420)
Cash flows (used in) provided by financing activities	(312)	2,441
Gross profit margin	38.2%	38.7%
Adjusted EBITDA(2)	4,918	5,275
Adjusted EBITDA margin(2)	5.7%	6.5%

(1)	Includes seventeen Dover-branded stores and one Smith Brothers store. The Warrington, PA Dover-branded store opened in Q2 of 2012, Medina, MN store opened in Q3 of 2012 and the Raleigh, NC store opened in Q4 of 2012.
(2)	When we use the term “Adjusted EBITDA”, we are referring to net income minus interest income and other income plus interest expense, income taxes, non-cash stock-based compensation, depreciation, amortization and other investment (income) loss, net. We present Adjusted EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

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

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table reconciles net income to Adjusted EBITDA (in thousands):

	Year Ended December 31
	2012 (Restated)		2011 (Restated)
Net income	$1,716	*	$2,030
Depreciation	873		747
Amortization of intangible assets	57		5
Stock-based compensation	251		242
Interest expense, financing and other related costs, net	538		728
Other investment loss	39		18
Provision for income taxes	1,444		1,505

Adjusted EBITDA	$4,918	*	$5,275

Adjusted EBITDA margin as a % of Net Revenue	5.7%		6.5%

(*)	Includes the cumulative impact of the change in gift card breakage income of $441,362 recorded in the first quarter of 2012 and current breakage income for year ended December 31, 2012 of $166,528. There was no breakage recorded for the same period in 2011.

The following table sets forth our results of operations as a percentage of revenues for the periods shown (1):

	Year Ended December 31
	2012 (Restated)	2011 (Restated)
Revenues, net — direct	57.2%	62.1%
Revenues, net — retail stores	42.8	37.9
Revenues, net — total	100.0	100.0
Cost of revenues	61.8	61.3
Gross profit	38.2	38.7
Selling, general and administrative expenses	33.9	33.5
Income from operations	4.3	5.3
Interest expense, financing and other related costs, net	0.6	0.9
Other investment loss	0.0	0.0
Income before income tax provision	3.7	4.3
Provision for income taxes	1.7	1.9
Net income	2.0%	2.5%

(1)	Some of these amounts may not sum properly due to rounding.

Comparison of Years Ended December 31, 2012 and 2011

Revenues

Total revenues increased $5.0 million, or 6.2%, to $86.3 million for the year ended December 31, 2012 from $81.3 million (restated) for the year ended December 31, 2011. Revenues in our direct market channel decreased $1.1 million, or 2.2%, to $49.4 million from $50.5 million in the corresponding period in 2011. Revenues in our retail market channel increased $6.1 million, or 19.8%, to $37.0 million from $30.9 million in 2011. The decrease in our direct market channel was due to the more aggressive posture of online retailers and our customer’s shifting to retail as the Company opens new stores. The increase in revenues from our retail market channel was due to strong sales growth from our newer stores as they mature, three additional retail stores and promotions. Same store sales for the twelve month period increased 6.0% over the prior year. In addition, gift card breakage revenue of $607,892, including the cumulative impact of $441,362, was recognized during the year ending December 31, 2012. The revenue was recognized in both retail and direct market channels based on where the gift card was issued. There was no gift card breakage recorded for the same period in 2011.

Gross Profit

Gross profit for the year ended December 31, 2012 increased $1.5 million, or 4.7%, to $33.0 million from $31.5 million for the corresponding period in 2011. Gross profit, as a percentage of revenues, for the year ended December 31, 2012 decreased 0.5% to 38.2% from 38.7% for the corresponding period in 2011. The increase in gross profit of $1.5 million was attributable to increased revenues in the retail channel and gift-card breakage income. The decrease in gross profit as a percentage of revenues was attributable to variations in our overall product mix and promotions.

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

Income Tax Provision

The provision for income taxes was $1,444,000 for the year ended December 31, 2012, reflecting an effective tax rate of 46%, compared to $1,505,000 for the corresponding period in 2011, reflecting an effective tax rate of 43%. The effective tax rate in 2012 increased due primarily to an earnings mix by state and the impact of certain permanent tax items.

Net Income

The net income for the year ended December 31, 2012 decreased $314,000 or 15.5%, to $1,716,000 from $2,030,000 for the corresponding period in 2011. This decrease in profitability of $314,000 (which is net of the after-tax restated gift card breakage revenue recognized for the period) was due primarily to increased SG&A expenses related to marketing, lease expense, professional fees and labor costs that increased at a higher pace than revenue and gross margin. In addition, weaker than prior-year direct sales (as explained in Revenues above) reduced the gross margin contribution. The resulting income per diluted share decreased to $0.31 for the year ended December 31, 2012 as compared to $0.37 for the corresponding period in 2011.

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

Operating Activities

Cash provided by our operating activities for the year ended December 31, 2012 was $2.7 million compared to cash utilized of $1.5 million for the corresponding period in 2011. For the year ended December 31, 2012, cash outflows consisted primarily of an increase in accounts receivable of $1.0 million, increase in inventory of $0.5 million, increase in deferred income taxes of $0.3 million, reduction in prepaid expenses of $0.3 million and reductions in gift certificate liability of $0.6 million. Cash inflows were attributable to the results of operations which consisted of net income, non-cash expenses of depreciation, amortization, accrued expenses, stock based compensation and other expenses, which totaled $5.4 million. For the year ended December 31, 2011, cash outflows consisted primarily of an increase in inventory of $3.5 million, payment of deferred finance of $0.4 million, increase in accounts receivable of $0.3 million, reduction in prepaid expenses of $0.4 million, reductions in income taxes payable and accrued expenses of $0.2 million and an increase in deferred income tax of $0.1 million. Cash inflows were attributable to the results of operations which consisted of net income, non-cash expenses of depreciation, amortization, non-cash interest, stock based compensation and other expenses, which totaled $3.4 million.

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

The Company determines its gift card breakage rate based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be reasonably estimated at the time of gift card issuance. From the point which the likelihood of redemption is deemed to be remote (gift cards that were issued three years prior and remain unredeemed) and for which there is no legal obligation to remit the value of such unredeemed gift cards to any relevant jurisdictions, breakage income is recognized over a two year period. Breakage revenue for the year ending December 31, 2012 of $607,892 was recognized as revenue, net, in the accompanying condensed consolidated statements of income and comprehensive income, which included the cumulative impact of the change of $441,362. There was no breakage recorded for the same period in 2011. The gift certificate liability balance was $1.6 million and $1.8 million for the years ending December 31, 2012 and 2011, respectively.

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

Restatement of Consolidated Financial Statements

We account for the correction of an error in our previously issued consolidated financial statements in accordance with the provisions of ASC Topic 250, Accounting Changes and Error Corrections. In accordance with the disclosure provisions of ASC Topic 250, when financial statements are restated to correct an error, an entity is required to disclose that its previously issued financial statements have been restated along with a description of the nature of the error, the effect of the correction on each financial statement line item and any per share amount affected for each prior period presented, and the cumulative effect on accumulated deficit or other appropriate component of equity or net assets in the statement of financial position, as of the beginning of the earliest period presented.

The Company’s management concluded that the consolidated financial statements contained in Forms 10-K for the years ended December 31, 2011 and 2012, and filed on March 29, 2012 and April 1, 2013, respectively, should no longer be relied upon and must be restated to properly record errors to certain estimates of its gift card liabilities in 2011 and 2012. See in Note 1 “Restatement of Financial Information” under “Notes to Consolidated Financial Statements” for detailed information summarizing the effects of the correction of this error.

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

Item 8. Consolidated Financial Statements and Supplementary Data.

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

As described in Note 1, the accompanying consolidated financial statements for 2012 and 2011 have been restated.

/s/ McGladrey LLP

Boston, Massachusetts

June 5, 2013

DOVER SADDLERY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2012 (Restated)	2011 (Restated)
ASSETS
Current assets:
Cash and cash equivalents	$299,144	$313,109
Accounts receivable	1,777,913	811,255
Inventory	19,915,506	19,383,309
Prepaid catalog costs	783,662	1,272,854
Prepaid expenses and other current assets	1,116,024	895,763
Deferred income taxes	300,200	285,200

Total current assets	24,192,449	22,961,490
Furniture and fixtures	1,542,361	1,376,941
Office and other equipment	2,477,256	2,324,397
Leasehold improvements	8,072,471	6,151,129

Total property and equipment	12,092,088	9,852,467
Less accumulated depreciation and amortization	(7,058,252)	(6,185,214)

Net property and equipment	5,033,836	3,667,253

Other assets:
Deferred income taxes	1,201,145	931,862
Intangibles and other assets, net	784,129	570,773

Total other assets	1,985,274	1,502,635

Total assets	$31,211,559	$28,131,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations and outstanding checks	$337,433	$1,099,795
Current portion – Term note	589,286	—
Accounts payable	1,836,850	2,201,144
Accrued expenses and other current liabilities	6,347,627	5,236,804
Income taxes payable	936,073	445,389

Total current liabilities	10,047,269	8,983,132
Long-term liabilities:
Revolving line of credit	1,514,986	986,701
Term note	4,910,714	5,500,000
Capital lease obligations, net of current portion	120,996	16,301
Interest rate swap contract	320,225	321,879

Total long-term liabilities	6,866,921	6,824,881
Stockholders’ equity:
Common Stock, par value $0.0001 per share; 15,000,000 shares authorized; 6,133,343 and 6,128,603 issued and 5,337,478 and 5,332,738 outstanding as of December 31, 2012 and 2011, respectively	536	536
Additional paid in capital	45,973,238	45,716,255
Treasury stock, 795,865 shares at cost	(6,081,986)	(6,081,986)
Other comprehensive loss	(188,980)	(189,916)
Accumulated deficit	(25,405,439)	(27,121,524)

Total stockholders’ equity	14,297,369	12,323,365

Total liabilities and stockholders’ equity	$31,211,559	$28,131,378

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2012 (Restated)	2011 (Restated)
Revenues, net	$86,341,768	$81,336,117
Cost of revenues	53,350,448	49,835,837

Gross profit	32,991,320	31,500,280
Selling, general, and administrative	29,254,260	27,219,280

Income from operations	3,737,060	4,281,000
Interest expense, financing and other related costs, net	538,052	727,738
Other investment loss, net	39,333	17,897

Income before income tax provision	3,159,675	3,535,365
Provision for income taxes	1,443,590	1,505,180

Net income	$1,716,085	$2,030,185

Net income per share
Basic	$0.32	$0.38

Diluted	$0.31	$0.37

Number of shares used in per share calculation
Basic	5,333,615	5,292,702
Diluted	5,508,803	5,482,045

DOVER SADDLERY, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2012 (Restated)	2011 (Restated)
Net income	$1,716,085	$2,030,185

Other comprehensive income (loss):
Change in fair value of interest rate swap contract, net of tax	936	(189,916)

Total comprehensive income	$1,717,021	$1,840,269

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock			Treasury Stock
	Number of Shares	Par Value	Additional Paid in Capital	Number of Shares	Redemption Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2010	5,277,161	$528	$45,390,981	795,865	($6,081,986)	$0	($29,151,709)	$10,157,814

Stock based compensation			241,969					241,969
Issuance of Common Stock Upon Exercise of Stock Options	55,577	8	83,305					83,313
Change of fair value of interest rate swap contract, net of tax						(189,916)		(189,916)
Net income (restated)							2,030,185	2,030,185

Balance at December 31, 2011 (Restated)	5,332,738	536	45,716,255	795,865	(6,081,986)	(189,916)	(27,121,524)	12,323,365
Stock based compensation			251,105					251,105
Issuance of Common Stock Upon Exercise of Stock Options	4,740	0	5,878					5,878
Change of fair value of interest rate swap contract, net of tax						936		936
Net income (restated)							1,716,085	1,716,085

Balance at December 31, 2012 (Restated)	5,337,478	$536	$45,973,238	795,865	($6,081,986)	($188,980)	($25,405,439)	$14,297,369

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2012 (Restated)	2011 (Restated)
Operating activities:
Net income	$1,716,085	$2,030,185
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	930,079	751,923
Deferred income taxes	(285,000)	(131,699)
Loss from investment in affiliates, net	39,333	17,896
Stock-based compensation	251,105	241,969
Gift card breakage revenue	(607,892)	—
Non-cash interest expense	—	(422,934)
Payment of deferred interest	12,393	218,991
Changes in current assets and liabilities:
Accounts receivable	(966,658)	(277,924)
Inventory	(532,197)	(3,514,760)
Prepaid catalog costs, prepaid expenses and other current assets	268,931	(337,597)
Accounts payable	(364,294)	128,479
Accrued expenses, other current liabilities and income taxes payable	2,209,398	(157,448)

Net cash provided by (used) in operating activities	2,671,283	(1,452,919)
Investing activities:
Purchases of property and equipment	(2,063,701)	(1,383,541)
Investment in affiliate	(10,000)	—
Change in other assets	(299,124)	(36,712)

Net cash used in investing activities	(2,372,825)	(1,420,253)
Financing activities:
Borrowings under revolving line of credit	22,667,675	18,714,313
Borrowings under term note	—	5,500,000
Payments under revolving line of credit	(22,139,390)	(17,727,612)
Repayment of subordinated note	—	(5,000,000)
Payment of commitment fee	(13,000)	(54,250)
Change in outstanding checks	(724,092)	1,019,979
Payments on capital leases	(109,494)	(94,687)
Cash proceeds from exercise of stock options	5,878	83,313

Net cash provided by (used in) financing activities	(312,423)	2,441,056

Net decrease in cash and cash equivalents	$(13,965)	$(432,116)

Cash and cash equivalents at beginning of period	$313,109	$745,225

Cash and cash equivalents at end of period	$299,144	$313,109

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$538,881	$956,982
Income taxes	$1,237,905	$1,616,756
Supplemental disclosure of non-cash financing activities
Equipment acquired under capital leases	$175,920	$4,963
Change in fair value of interest rate swap contract	$1,654	$321,879

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Restatement of Financial Information

Dover Saddlery, Inc., a Delaware corporation (the “Company”), has its consolidated financial statements for the years ended December 31, 2011 and 2012 to correct its accounting for gift certificate liability. During the review of the 2013 first quarter consolidated financial statements, the Company discovered that certain estimates of its gift card liabilities in 2011 and 2012 were materially overstated due to the Company’s failure to appropriately record and summarize certain gift card activity. After a detailed analysis and subsequent error correction of the Company’s estimated gift certificate liabilities, management concluded that further corrections (such analysis and all corrections jointly herein, “Analysis and Correction”) were necessary to properly recognize revenue from the breakage of gift cards that had commenced in the quarter ended March 31, 2012. Due to the materiality of these corrections, we are restating the consolidated financial statements for the years ended December 31, 2011 and 2012 by filing this Amended 10-K.

Accounts impacted are net revenues, provision for income taxes, net income, deferred income taxes, other current liabilities (which includes gift card liability), income taxes payable, accumulated deficit. The restatement reflected below resulted in an increase in revenue and net income. The adjustments will not affect reported amounts of cash and cash equivalents and operating expense.

No other changes have been made to the Form 10-K as originally filed other than those described above.

As a result of this restatement, net revenues were understated by $504,556 and $293,657 for the years ended December 31, 2011 and 2012, respectively; provisions for income taxes were understated by $198,901 and $166,672 for the years ended December 2011 and 2012, respectively; and net income was understated by $305,655 and $126,985 for the years ended December 2011 and 2012, respectively. Additionally, the restatement resulted in lowering the accrued expenses and other liabilities account on the balance sheets, which contains the gift card liabilities, by $504,556 and $798,210 for the years ended December 31, 2011 and 2012, respectively.

The effects of the restatement as of and for the years ended December 31, 2011 and 2012 are summarized below:

	As Previously Reported ($)	Adjustments ($)	As Restated ($)
Consolidated Balance Sheets as of December 31, 2011
Deferred income taxes—ST	261,200	24,000	285,200
Deferred income taxes—LT	1,017,663	(85,801)	931,862
Accrued expenses and other current liabilities	5,741,360	(504,556)	5,236,804
Income taxes payable	308,289	137,100	445,389
Total current liabilities	9,350,588	(367,456)	8,983,132
Accumulated deficit	(27,427,179)	305,655	(27,121,524)
Total stockholder’s equity	12,017,710	305,655	12,323,365
Consolidated Statements of Income for the year ended December 31, 2011
Revenues, net	80,831,561	504,556	81,336,117
Provision for income taxes	1,306,279	198,901	1,505,180
Net income	1,724,530	305,655	2,030,185
Net income per share
Basic	0.33	0.05	0.38
Diluted	0.31	0.06	0.37
Consolidated Statements of Cash Flows for the year ended December 31, 2011
Net income	1,724,530	305,655	2,030,185
Deferred income taxes	(193,500)	61,801	(131,699)
Change in accrued expenses, other current liabilities and income taxes payable	210,008	(367,456)	(157,448)

	As Previously Reported ($)	Adjustments ($)	As Restated ($)
Consolidated Balance Sheets as of December 31, 2012
Deferred income taxes—ST	595,400	(295,200)	300,200
Deferred income taxes—LT	1,195,745	5,400	1,201,145
Accrued expenses and other current liabilities	7,145,837	(798,210)	6,347,627
Income taxes payable	860,303	75,770	936,073
Total current liabilities	10,769,709	(722,440)	10,047,269
Accumulated deficit	(25,838,079)	432,640	(25,405,439)
Total stockholder’s equity	13,864,729	432,640	14,297,369
Consolidated Statements of Income for the year ended December 31, 2012
Revenues, net	86,048,111	293,657	86,341,768
Provision for income taxes	1,276,918	166,672	1,443,590
Net income	1,589,100	126,985	1,716,085
Net income per share
Basic	0.30	0.02	0.32
Diluted	0.29	0.02	0.31
Consolidated Statements of Cash Flows for the year ended December 31, 2012
Net income	1,589,100	126,985	1,716,085
Gift card breakage income	(856,357)	248,465	(607,892)
Deferred income taxes	(513,000)	228,000	(285,000)
Change in accrued expenses, other current liabilities and income taxes payable	2,812,848	(603,450)	2,209,398

2. Operations and Organization

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

3. Summary of Significant Accounting Policies

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

The following table presents certain selected operating data from both the direct and retail market channels (dollars in thousands):

	Year Ended December 31
	2012 (Restated)	2011 (Restated)
Revenues, net- direct	$49,378	$50,486
Revenues, net- retail	36,964	30,850

Revenues, net - Total	$86,342	$81,336

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

Gift Card and Gift Card Breakage

The Company’s proceeds from the sale of gift cards are recorded as a liability and are recognized as revenue when the cards are redeemed for merchandise. Through the year ending December 31, 2011, all unredeemed gift card proceeds were reflected as a liability until redeemed. During the first quarter of 2012, the Company identified a history of redemption and breakage patterns associated with its gift cards, which support a change in the estimate of the term over which the Company should recognize income on gift card breakage. Accordingly, beginning with the first quarter of 2012, the Company began to recognize revenue from the breakage of gift cards when the likelihood of redemption of the gift card is remote and there is no legal obligation for the Company to remit the value of such unredeemed gift cards to any relevant jurisdiction. During the review of the 2013 first quarter financial statements, the Company discovered that certain estimates of its gift card liabilities in 2011 and 2012 were materially overstated. After a detailed analysis and subsequent error correction of the Company’s estimated gift certificate liabilities, management concluded that further corrections (such analysis and all corrections jointly referred herein as “Analysis and Correction”) were necessary to properly recognize revenue from the breakage of gift cards that had commenced in the quarter ended March 31, 2012.

The Company determines its gift card breakage rate based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be reasonably estimated at the time of gift card issuance. From the point which the likelihood of redemption is deemed to be remote (gift cards that were issued three years prior and remain unredeemed) and for which there is no legal obligation to remit the value of such unredeemed gift cards to any relevant jurisdictions, breakage income is recognized over a two year period. Restated breakage revenue for the year ending December 31, 2012 of $607,892, which included the restated cumulative impact of the change of $441,362, was recognized as revenue, net, in the accompanying consolidated statement of income and comprehensive income. There was no breakage recorded in 2011. The restated gift certificate liability balance was $1.6 million and $1.8 million for the years ending December 31, 2012 and 2011, respectively.

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

4. Financing Agreements

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

5. Investment in Affiliate

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

6. Commitments

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

7. Income Taxes

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

	Year Ended December 31
	2012 (Restated)	2011 (Restated)
Current:
Federal	$1,307,631	$1,236,422
State	420,959	400,458

Total current	1,728,590	1,636,880
Deferred:
Federal	(236,800)	(82,200)
State	(48,200)	(49,500)

Total deferred	(285,000)	(131,700)

Total provision for income tax	$1,443,590	$1,505,180

Deferred income taxes relate to the following temporary differences as of:

	Year Ended December 31
	2012 (Restated)	2011 (Restated)
Current deferred tax asset (liability):
Prepaid expenses currently deductible	$(189,300)	$(398,300)
Reserves not currently deductible	489,500	683,500

Net current deferred tax asset (liability)	300,200	285,200

Non-current deferred tax asset
Depreciation and amortization	990,500	831,400
Deferred tax asset – interest rate swap contract	131,245	131,962
Other	79,400	(31,500)

Total non-current deferred tax asset	1,201,145	931,862

Net non-current deferred tax asset	$1,501,345	$1,217,062

The effective income tax rate varies from the amount computed using the statutory U.S. income tax rate as follows:

	Year Ended December 31
	2012 (Restated)	2011 (Restated)
Federal statutory rate	34.0%	34.0%
Increase in taxes resulting from state income taxes, net of federal income tax benefit	7.8	6.8
Effect of nondeductible stock-based compensation	2.2	1.5
Adjustment of deferred income tax liability	1.7	0.3

Effective income tax rate	45.7%	42.6%

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

8. Stockholders’ Equity

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

The following table illustrates the assumptions used in the Binomial-Lattice calculation used to value to the option awards granted during the years ended December 31, 2012 and 2011:

	2012	2011
Weighted-average risk-free interest rate	0.62% and 1.19%	0.91% and 1.53%
Volatility	94.79%	95.63%
Expected dividend yield	0.0%	0.0%
Weighted-average fair value of options granted	$2.52 and $ 2.92	$2.35 and $ 2.73

9. Employee Savings Plan

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

10. Accrued Expenses and Other Current Liabilities

Restated accrued expenses and other current liabilities consisted of the following:

	December 31
	2012 (Restated)	2011 (Restated)
Wages and bonus payable	$833,442	$1,109,168
Sales return reserves	815,000	877,000
Gift certificate and prepaid sales liabilities	1,569,335	1,834,432
Accrued professional fees	99,816	127,947
Miscellaneous accruals and other liabilities	3,030,034	1,288,257

Total accrued expenses and other current liabilities	$6,347,627	$5,236,804

A roll-forward of the Company’s sales return reserve is as follows:
Beginning balance	$877,000	$869,000
Provision	11,205,606	10,644,132
Returns	(11,267,606)	(10,636,132)

Ending balance	$815,000	$877,000

11. Intangibles and Other Assets, Net

Intangibles and other assets, net, consist of the following:

	December 31
	2012	2011
Deferred financing costs	$67,250	$54,250
Purchased catalog and related assets	964,435	819,433

Total cost	1,031,685	873,683
Accumulated amortization:
Deferred financing fees	(21,687)	(9,295)
Purchased catalog and related assets	(829,100)	(819,433)

Total accumulated amortization	(850,787)	(828,728)
Lease acquisition and other misc. assets	318,969	226,488
Investment in affiliate	284,262	299,330

Total	$784,129	$570,773

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

12. Related Party Transactions

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

13. Contingencies

From time to time, the Company is exposed to litigation relating to our products and operations. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material, adverse affect on our financial condition or results of operations.

14. Interest Rate Swap

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

15. Fair Value

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

16. Subsequent Events

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

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on our recent Analysis and Correction, our principal executive officer and principal financial officer have now concluded that, as of December 31, 2011 and 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness as of those respective dates in our internal control over financial reporting described below. Despite the existence of the material weakness, we believe that the consolidated financial statements included in this Amendment of the 2012 Annual Report on Form 10-K for the years ended December 31, 2011 and 2012 present, in all material respects, our financial position, results of operations, comprehensive income and cash flows for the periods presented in conformity with generally accepted accounting principles in the U.S. (“U.S. GAAP”).

Management’s Annual Report on Internal Control over Financial Reporting

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

Based on our most recent evaluation in May 2013, management identified a material weakness in our internal control over financial reporting in accounting for gift card liabilities as of December 31, 2011 and 2012. Specifically, as of those respective dates, we did not have adequately designed controls in place to ensure the appropriate accounting for and disclosure of gift card liabilities in accordance with U.S. GAAP. Management has, therefore, now concluded that we did not maintain effective internal control over financial reporting as of December 31, 2011 and 2012.

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

This Amended 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company, as a smaller reporting company, to provide only management’s report in this Amended 10-K.

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

Except as described above, there have been no changes in our internal control over financial reporting during the years ended December 31, 2011 and 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3. Exhibits:

Exhibit List

Set forth below is list of exhibits submitted with this Form 10-K as filed or furnished with the SEC:

Ex-23.10	-	Consent of McGladrey LLP

Ex-31.1	-	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

Ex-31.2	-	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

Ex-32.1	-	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K/A for a complete index of exhibits, including those submitted with this Form 10-K/A as filed or furnished, together with those filed or furnished with the SEC incorporated by reference to other filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOVER SADDLERY, INC.
Dated June 5, 2013

	By:	/s/ STEPHEN L. DAY
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ STEPHEN L. DAY Stephen L. Day	President, Chief Executive Officer and Director (principal executive officer)	June 5, 2013

/S/ JONATHAN A. R. GRYLLS Jonathan A. R. Grylls	Chief Strategy Officer and Director	June 5, 2013

/S/ DAVID R. PEARCE David R. Pearce	Chief Financial Officer (principal accounting and financial officer)	June 5, 2013

/S/ DAVID J. POWERS David J. Powers	Director	June 5, 2013

/S/ JAMES F. POWERS James F. Powers	Director	June 5, 2013

/S/ GREGORY F. MULLIGAN Gregory F. Mulligan	Director	June 5, 2013

/S/ KEVIN K. ALBERT Kevin K. Albert	Director	June 5, 2013

/S/ JOHN W. MITCHELL John W. Mitchell	Director	June 5, 2013

Exhibit Index

Exhibit Number	Description	Form	Date
1.1	Form of Underwriting Agreement	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 1.1	November 16, 2005

3.1	Amended and Restated Certificate of Incorporation of the Company	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 3.1	August 26, 2005

3.2	Certificate of Amendment to Certificate of Incorporation of the Company	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 3.2	October 5, 2005

3.3	Second Amended and Restated Certificate of Incorporation of the Company to be filed upon completion of this offering	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 3.3	October 25, 2005

3.4	By-laws of the Company	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 3.4	August 26, 2005

3.5	Amended and Restated By-laws of the Company to be effective upon completion of this offering	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 3.5	October 5, 2005

3.6	Amendment to By-Laws of the Company	Form 8-K Current Report; amends Exhibit 3.5	December 28, 2007

3.7	Amended and Restated By-Laws of the Company	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008; amends and restates Exhibits 3.4 and 3.5	August 13, 2008

4.1	Shareholders Agreement, dated as of September 17, 1998, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Donald Motsenbocker, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 4.2	August 26, 2005

4.2	First Amendment to Shareholders Agreement, dated as of August 29, 2003, by and among the Company, Stephen L. Day, Jonathan A.R. Grylls, David Post, Thomas Gaines, David J. Powers, James F. Powers, and Michele R. Powers	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 4.3	August 26, 2005

4.3	Second Amendment to Shareholders Agreement, dated as of August 25, 2005, by and among a majority in interest of the Purchasers (as defined therein) and a majority in interest of the Sellers (as defined therein)	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 4.3	October 5, 2005

4.4	Instrument of accession, dated as of September 16, 2005, signed by Citizens Ventures, Inc. and accepted by the Company, to that certain Shareholders Agreement, dated as of September 17, 1998, by and among the Company and the Shareholders referenced therein, as amended	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 4.4	October 5, 2005

4.5	Form of Common Stock Certificate	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 4.5	October 25, 2005

4.6	Warrant to purchase common stock of the Company issued to Patriot Capital Funding, Inc.	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 4.6	October 5, 2005

4.7	Amended and Restated 11.50% Senior Secured Subordinated Note, dated September 16, 2005, issued jointly by the Company, Dover Massachusetts and Smith Brothers, Inc. to Patriot Capital Funding, Inc.	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 4.7	October 5, 2005

4.8	Mezzanine Promissory Note	Form 8-K Current Report	December 14, 2007

4.9	Specimen Common Stock Purchase Warrant	Form 8-K Current Report	December 14, 2007

4.10	Registration Rights Agreement	Form 8-K Current Report	December 14, 2007

4.11	Amended and Restated Specimen Common Stock Purchase Warrant	Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009	November 13, 2009

5.1	Opinion of Bingham McCutchen LLP	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 5.1	November 17, 2005

5.2	Opinion of Preti Flaherty Beliveau Pachios & Haley LLP	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 5.2	November 16, 2005

†10.1	1999 Stock Option Plan (the “1999 Plan”)	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.1	August 26, 2005

†10.2	Form of Stock Option Agreement under the 1999 Plan	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.2	August 26, 2005

†10.3	2005 Equity Incentive Plan (the “2005 Plan”)	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.3	October 25, 2005

†10.4	Form of Stock Option Agreement under the 2005 Plan	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.4	October 25, 2005

†10.5	Form of Restricted Stock Award Agreement under the 2005 Plan	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.5	October 25, 2005

10.6	Lease, dated as of May 29, 1997, by and between Dover Massachusetts and CE Holman, LLP	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.6	August 26, 2005

10.7	Lease, dated as of October 12, 2001, by and between David F. Post and Dover Massachusetts	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.7	August 26, 2005

10.8	Lease, dated as of March 1, 2003, by and between Smith Brothers, Inc. and JDS Properties, LLC	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.8	August 26, 2005

10.9	Letter dated February 9, 2005 from the Company to JDS Properties, LLC regarding lease extension	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.9	October 5, 2005

10.10	Lease, dated as of June 22, 2002, by and between Hockessin Square, L.L.C. and Dover Massachusetts	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.9	August 26, 2005

10.11	Letter dated January 25, 2005 from the Company to Hockessin Square, L.L.C. regarding lease extension	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.11	October 5, 2005

10.12	Lease, dated as of November 24, 2003, by and between North Conway Holdings, Inc. and Dover Massachusetts	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.10	August 26, 2005

10.13	Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.11	August 26, 2005

10.14	First Amendment to Stock Purchase Agreement, dated as of August 14, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.12	August 26, 2005

10.15	Amendment to Stock Purchase Agreement, dated as of September 17, 1998, by and among the Company, James F. Powers, David J. Powers and Michele R. Powers	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.13	August 26, 2005

10.16	Amended and Restated Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.18	August 26, 2005

10.17	Amendment to Loan Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.19	August 26, 2005

10.18	Amended and Restated Security Agreement, dated as of December 11, 2003, by and between Dover Massachusetts and Fleet National Bank	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.20	August 26, 2005

10.19	Amended and Restated Pledge Agreement, dated as of December 11, 2003, by and between the Company and Fleet National Bank	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.21	August 26, 2005

10.20	Shareholder Pledge Agreement, dated as of September 17, 1998, by and among Stephen L. Day, Jonathan A.R. Grylls, David J. Powers, James F. Powers, Michele R. Powers and BankBoston, N.A.	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.22	August 26, 2005

10.21	Amended and Restated Revolving Credit Note, dated as of December 11, 2003, by Dover Massachusetts for the benefit of Fleet National Bank	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.23	August 26, 2005

10.22	Letter agreement, dated as of September 16, 2005, by and between Dover Massachusetts and Bank of America, N.A. (successor by merger to Fleet National Bank)	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.22	October 5, 2005

10.23	Security Agreement, dated as of December 11, 2003, by and between Smith Brothers, Inc. and Fleet National Bank	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.23	October 5, 2005

10.24	Guaranty, dated as of December 11, 2003, by Smith Brothers, Inc. to Fleet National Bank	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.25	August 26, 2005

10.25	Redemption Agreement, dated as of August 25, 2005, by and between the Company and Citizens Ventures, Inc.	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.25	October 5, 2005

10.26	Letter agreement, dated as of September 14, 2005, by and between the Company and Citizens Ventures, Inc., amending that certain Redemption Agreement, dated as of August 26, 2005, by and between the Company and Citizens Ventures, Inc.	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.26	October 5, 2005

10.27	License Agreement, dated as of February 10, 2003, by and between Weatherbeeta PTY LTD and the Company	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.28	August 26, 2005

10.28	Settlement Agreement, dated as of December 22, 2003, by and between Libertyville Saddle Shop, Inc. and the Company	Registration Statement on Form S-1 (File No. 333-127888)

†10.29	Employment Agreement, dated as of September 1, 2005, by and between Stephen L. Day and the Company	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.30	August 26, 2005

†10.30	Employment Agreement, dated as of September 1, 2005, by and between Jonathan A.R. Grylls and the Company	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.31	August 26, 2005

10.31	Amended and Restated Subordination Agreement, dated as of September 16, 2005, by and among Bank of America, N.A. (successor by merger to Fleet National Bank), Patriot Capital Funding, Inc. (successor in interest to Wilton Funding, LLC) and Dover Massachusetts, acknowledged by the Company and Smith Brothers, Inc.	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.31	October 5, 2005

10.32	Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc., Patriot Capital Funding, Inc. and the Purchasers referenced therein	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.32	October 5, 2005

10.33	Amended and Restated Security Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc. and Patriot Capital Funding, Inc.	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.33	October 5, 2005

†10.34	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Stephen L. Day	Annual Report on Form 10-K for the year ended December 31, 2005; amends Exhibit 10.29	March 30, 2006

†10.35	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Jonathan A.R. Grylls	Annual Report on Form 10-K for the year ended December 31, 2005; amends Exhibit 10.30	March 30, 2006

10.36	Second Amendment dated as of March 28, 2006 to Amended and Restated Loan Agreement with Bank of America	Annual Report on Form 10-K for the year ended December 31, 2005; amends Exhibit 10.18	March 30, 2006

10.37	Amendment No. 1 dated as of March 28, 2006 to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.	Annual Report on Form 10-K for the year ended December 31, 2005; amends Exhibit 10.32	March 30, 2006

10.38	Agreement of Lease dated March 29, 2006 by and between the Company and Sparks Lot Seven, LLC	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006	May 25, 2006

10.39	Commercial Lease executed as of March 9, 2001 between Marvid Crabyl, LLC and Dover Saddlery, Inc., as amended and extended	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006	August 14, 2006

10.40	Stock Purchase Agreement dated as of May 29, 2006 among Dover Saddlery, Inc., Dover Saddlery Retain, Inc., Old Dominion Enterprises, Inc. and Reynolds Young, as amended	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006	August 14, 2006

10.41	Lease made as of June 2006 between Humphrey and Rodgers and Dover Saddlery Retail, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006	August 14, 2006

10.42	Agreement of Lease for Shopping Center Space between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc. Dated as of May 20, 1997	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006	August 14, 2006

10.43	LB’s of Virginia Building Lease Agreement dated November 1, 2000, as amended	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006	August 14, 2006

10.44	Lease agreement made July 10, 2006 between Hopkins Roads Associates and Dover Saddlery Retail, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006	August 14, 2006

10.45	Consent and Amendment No. 2, dated June 29, 2006, to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006; amends Exhibit 32	August 14, 2006

10.46	Waiver letter dated as of June 27, 2006 between Bank of America, N.A. and Dover Saddlery, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006; pertains to Exhibit 10.16	August 14, 2006

10.47	First Amendment and Extension to Lease Agreement dated September 2006 between C.E. Holman Limited Partnership and Dover Saddlery, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006; amends Exhibit 10.6	November 13, 2006

10.48	Third Amendment dated as of March 29, 2007 to Amended and Restated Loan Agreement dated as of December 11, 2003, with Bank of America	Annual Report on Form 10-K for the year ended December 31, 2006; amends Exhibit 10.16	April 2, 2007

10.49	Waiver and Amendment No. 3 dated March 30, 2007 to the Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.	Annual Report on Form 10-K for the year ended December 31, 2006; amends Exhibit 32	April 2, 2007

10.50	Waiver by Bank of America dated May 24, 2007	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007; pertains to Exhibit 10.16	May 25, 2007

10.51	Waiver and Consent by Patriot Capital Funding, Inc. dated May 25, 2007	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007; pertains to Exhibit 10.32	May 25, 2007

10.52	Waiver by Bank of America dated August 9, 2007	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007; pertains to Exhibit 10.16	August 14, 2007

10.53	Waiver and Consent by Patriot Capital Funding, Inc. dated August 10, 2007	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007; pertains to Exhibit 10.32	August 14, 2007

10.54	Renewal of Lease for Shopping Center Space executed August 3, 2007 between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007; amends and renews Exhibit 10.42.	August 14, 2007

10.55	Shopping Center Lease Agreement dated May 30, 2007 between Pavillion North, Ltd., and Dover Saddlery Retail, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007	August 14, 2007

10.56	First Amendment dated June 25, 2007 to Shopping Center Lease Agreement between Pavillion North, Ltd. and Dover Saddlery Retail, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007; amends Exhibit 10.55	August 14, 2007

10.57(7)	Second Amendment and Extension of Lease Agreement dated August 30, 2007 between C.E. Holman Limited Partnership, and Dover Saddlery Retail, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007; amends Exhibit 10.6	November 13, 2007

10.58	Waiver and Amendment to Bank of America Loan Agreement dated November 9, 2007	Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007; pertains to Exhibit 10.16	November 13, 2007

10.59	Loan and Security Agreement dated December 11, 2007 between RBS Citizens Bank N.A and Dover Saddlery, Inc.	Company’s Form 8-K Current Report, as Exhibit 10.59	December 14, 2007

10.60	Revolving Credit Note dated December 11, 2007 between RBS Citizens Bank N.A. and Dover Saddlery, Inc.	Company’s Form 8-K Current Report, as Exhibit 10.60	December 14, 2007

10.61	Intercreditor, Subordination and Standby Agreement dated December 11, 2007 between RBS Citizens Bank N.A. and Dover Saddlery, Inc.	Company’s Form 8-K Current Report	December 14, 2007

10.62	Mezzanine Loan Agreement dated December 11, 2007 between BCA Mezzanine Fund, L.P. and Dover Saddlery, Inc.	Company’s Form 8-K Current Report, as Exhibit 10.62	December 14, 2007

10.63	Mezzanine Security Agreement dated December 11, 2007 between BCA Mezzanine Fund, L.P. and Dover Saddlery, Inc.	Company’s Form 8-K Current Report	December 14, 2007

10.64	First Amendment to Mezzanine Loan Agreement with BCA Mezzanine Fund dated March 27, 2009	Annual Report on Form 10-K for the year ended December 31, 2008; Pertains to and amends Exhibit 10.62	March 31, 2009

10.65	First Amendment to Loan and Security Agreement with RBS Citizens dated March 27, 2009	Annual Report on Form 10-K for the year ended December 31, 2008; Pertains to and amends Exhibit 10.59	March 31, 2009

10.66	First Amendment to Revolving Credit Note with RBS Citizens dated March 27, 2009	Annual Report on Form 10-K for the year ended December 31, 2008; pertains to and amends Exhibit 10.60	March 31, 2009

10.67	Amended and Restated 2005 Equity Incentive Plan	Company’s Form 8-K Current Report; pertains to and amends Exhibit 10.30	May 20, 2010

10.68	Second Amendment to Loan and Security Agreement with RBS Citizens dated May 20,2010	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010; pertains to and amends Exhibit 10.59	May 5, 2010

10.69	Third Amendment to Loan and Security Agreement with RBS Citizens dated August 10, 2010	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010; pertains to and amends Exhibit 10.59	August 10, 2010

†10.70	Employment Agreement, dated as of September 01, 2010, by and between William G. Schmidt and the Company	Annual Report on Form 10-K for the year ended December 31, 2010	March 30, 2011

10.71	Fourth Amendment to Loan and Security Agreement with RBS Citizens dated March 28, 2011	Annual Report on Form 10-K for the year ended December 31, 2010; pertains to and amends Exhibit 10.59	March 30, 2011

10.72	Second Amendment to Revolving Credit Note with RBS Citizens dated March 28, 2011	Annual Report on Form 10-K for the year ended December 31, 2010; pertains to and amends Exhibit 10.60	March 30, 2011

10.73	Term Note Agreement with RBS Citizens dated March 28, 2011	Annual Report on Form 10-K for the year ended December 31, 2010	March 30, 2011

10.74	Third Amendment to Revolving Credit Note with RBS Citizens dated March 29, 2013	Annual Report on Form 10-K for the year ended December 31, 2012; pertains to and amends Exhibit 10.60	April 1, 2013

10.75	Fifth Amendment to Loan and Security Agreement with RBS Citizens dated March 29, 2013	Annual Report on Form 10-K for the year ended December 31, 2012; pertains to and amends Exhibit 10.59	April 1, 2013

14.1	Code of Business Conduct and Ethics	Annual Report on Form 10-K for the year ended December 31, 2005; amends and restates Code of Conduct and Ethics filed with Registration Statement on Form S-1 (File No. 333-127888) filed on October 5, 2005 as Exhibit 14.1	March 30, 2006

16.1	Auditor change correspondence	Company’s Current Report on Form 8-K	October 6, 2008

16.2	Auditor change correspondence	Company’s Current Report on Form 8-K	August 25, 2010

17.1	Director departure correspondence	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009	May 25, 2009

17.2	Director departure correspondence	Company’s Current Report on Form 8-K	August 25, 2010

21.1	Subsidiaries of the Company	Annual Report on Form 10-K for the year ended December 31, 2005	March 30, 2006

23.1	Consent of Bingham McCutchen LLP (included in Exhibit 5.1)	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 5.1	November 17, 2005

23.2	Consent of Ernst & Young LLP	Annual Report on Form 10-K for the year ended December 31, 2008	March 31, 2009

23.3	Consent of Preti Flaherty Beliveau Pachios & Haley PLLC (included in Exhibit 5.2)	Registration Statement on Form S-1 (File No. 333-127888)	November 16, 2005

23.4	Consent of Caturano and Company, P.C.	Annual Report on Form 10-K for the year ended December 31, 2008	March 31, 2009

23.5	Consent of Caturano and Company, P.C.	Annual Report on Form 10-K for the year ended December 31, 2009	March 31, 2010

23.6	Consent of Caturano and Company, Inc.	Annual Report on Form 10-K for the year ended December 31, 2010	March 30, 2011

23.7	Consent of McGladrey & Pullen, LLP	Annual Report on Form 10-K for the year ended December 31, 2010	March 30, 2011

23.8	Consent of McGladrey LLP	Annual Report on Form 10-K for the year ended December 31, 2011	March 29, 2012

23.9	Consent of McGladrey LLP	Annual Report on Form 10-K for the year ended December 31, 2012	April 1, 2013

*23.10	Consent of McGladrey LLP	Amended Annual Report on Form 10-K/A for the year ended December 31, 2012

24.1	Power of Attorney	Registration Statement on Form S-1 (File No. 333-127888)	November 17, 2005

*31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

*31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

‡32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

99.1	Consent of William F. Meagher, Jr.	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 99.1	October 5, 2005

*	Filed herewith.
‡	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement