Form 10-Q
period 2013-03-31
DOVER SADDLERY INC
filed 2013-06-05
CIK 1071625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended March 31, 2013

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

Shares outstanding of the registrant’s common stock (par value $0.0001) on May 2, 2013: 5,338,178

DOVER SADDLERY, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DOVER SADDLERY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, unaudited)

	March 31, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$182	$299
Accounts receivable	819	1,778
Inventory	22,583	19,915
Prepaid catalog costs	660	784
Prepaid expenses and other current assets	1,222	1,116
Deferred income taxes	378	300

Total current assets	25,844	24,192
Net property and equipment	5,147	5,034
Other assets:
Deferred income taxes	980	1,201
Intangibles and other assets, net	800	784

Total other assets	1,780	1,985

Total assets	$32,771	$31,211

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation and outstanding checks	$1,204	$337
Current portion – Term notes	786	589
Current portion – Capex Term Loan	468	—
Accounts payable	1,967	1,837
Accrued expenses and other current liabilities	4,995	6,348
Income taxes payable	—	936

Total current liabilities	9,420	10,047

Long-term liabilities:
Revolving line of credit	2,527	1,515
Capex Term Loan, net of current portion	1,872	—
Term notes, net of current portion	4,714	4,911
Capital lease obligation, net of current portion	100	121
Interest rate swap contract	291	320

Total long-term liabilities	9,504	6,867

Stockholder’s equity:
Common Stock, par value $0.0001 per share; 15,000,000 shares authorized; 6,134,043 and 6,133,343 issued and 5,338,178 and 5,337,478 outstanding as of March 31, 2013 and December 31, 2012, respectively	1	1
Additional paid in capital	46,045	45,973
Treasury stock, 795,865 shares at cost	(6,082)	(6,082)
Accumulated other comprehensive loss	(173)	(189)
Accumulated deficit	(25,944)	(25,406)

Total stockholders’ equity	13,847	14,297

Total liabilities and stockholders’ equity	$32,771	$31,211

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012

Revenues, net	$18,026	$18,156
Cost of revenues	11,626	11,229

Gross profit	6,400	6,927
Selling, general and administrative expenses	7,265	6,537

Income (loss) from operations	(865)	390
Interest expense, financing and other related costs, net	124	109
Other investment income	(11)	(7)

Income (loss) before income tax provision (benefit)	(978)	288
Provision (benefit) for income taxes	(440)	146

Net income (loss)	$(538)	$142

Net income (loss) per share
Basic	$(0.10)	$0.03

Diluted	$(0.10)	$0.03

Number of shares used in per share calculation
Basic	5,338,000	5,333,000
Diluted	5,338,000	5,591,000

DOVER SADDLERY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012

Net income (loss)	$(538)	$142
Other comprehensive income (loss), net:
Change in fair value of interest rate swap contract, net of $13K of tax	16	10

Total comprehensive income (loss)	$(522)	$152

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
Operating activities:
Net income (loss)	$(538)	$142
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	281	207
Deferred income taxes	131	(10)
Income from investment in affiliate, net	(11)	(7)
Stock-based compensation	70	63
Gift card breakage income	(30)	(483)
Non-cash interest expense	3	3
Changes in current assets and liabilities:
Accounts receivable	959	180
Inventory	(2,668)	(819)
Prepaid catalog costs, prepaid expenses and other current assets	18	(52)
Accounts payable	130	(243)
Accrued expenses and other current liabilities and income taxes payable	(2,259)	(1,534)

Net cash used in operating activities	(3,914)	(2,553)
Investing activities:
Purchases of property and equipment	(376)	(442)
Investment in affiliates	(11)	(10)
Change in other assets	—	(11)

Net cash used in investing activities	(387)	(463)
Financing activities:
Borrowings under revolving line of credit	1,012	3,468
Borrowings under Capex Term Loan	2,340	—
Change in outstanding checks	865	(579)
Payments on capital leases	(20)	(6)
Payment of debt commitment fees	(15)	—
Proceeds from exercise of stock options	2	—

Net cash provided by financing activities	4,184	2,883

Net decrease in cash and cash equivalents	(117)	(133)

Cash and cash equivalents at beginning of period	299	313

Cash and cash equivalents at end of period	$182	$180

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$121	$115

Income taxes	$808	$289

Supplemental disclosure of non-cash financing activities
Change in fair value of interest rate swap contract	$29	$17

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. Nature of Business and Basis of Preparation

Dover Saddlery, Inc., a Delaware corporation (the “Company”), is a leading specialty retailer and the largest multi-channel marketer of equestrian products in the United States. The Company sells its products through a multi-channel strategy, including direct and retail, with stores located in Massachusetts, Delaware, Texas, New Hampshire, Maryland, Virginia, New Jersey, Georgia, Rhode Island, Colorado, Illinois, Pennsylvania, Minnesota and North Carolina. The Company provides a complete line of equestrian products, as well as specially–developed, private label offerings from its direct marketing headquarters, warehouse, and call center facility in Littleton, Massachusetts.

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

The Company views its operations and manages its business as one operating segment utilizing a multi-channel distribution strategy. Market channel revenues are as follows (dollars in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012

Revenues, net – direct	$10,784	$11,299
Revenues, net – retail stores	7,242	6,857

Revenues, net – total	$18,026	$18,156

The accompanying condensed consolidated financial statements comprise those of the Company, its wholly-owned subsidiaries, and its investment in affiliates. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2013 and 2012 are unaudited. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2012 and include all adjustments, consisting of only usual, recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results expected for the year ended December 31, 2013.

Certain footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to pertinent rules and regulations, although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading. The accompanying unaudited, condensed consolidated financial statements should be read in conjunction with the audited December 31, 2012 financial statements, which are included in our Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission (the “SEC”) on June 5, 2013 (the “Amended 10-K”).

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

The Company determines its gift card breakage rate based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be reasonably estimated at the time of gift card issuance. From the point which the likelihood of redemption is deemed to be remote (gift cards that were issued three years prior and remain unredeemed) and for which there is no legal obligation to remit the value of such unredeemed gift cards to any relevant jurisdictions, breakage income is recognized over a two year period. Starting in the first quarter of 2012, gift card breakage income is recorded as revenue and is included on the condensed consolidated statements of income and comprehensive income. Breakage income of $30,146 was recognized as revenue, net, in the accompanying condensed consolidated statement of operations and comprehensive income (loss) during the three months ending March 31, 2013. Breakage income of $482,995, including the cumulative impact of the change of $441,362, was recognized as revenue, net, in the accompanying condensed consolidated statement of operations and comprehensive income (loss) during the three months ending March 31, 2012. The gift certificate liability balance was $1.2 million and $1.6 million as of March 31, 2013 and December 31, 2012, respectively and is included in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets.

C. Accounting for Stock-Based Compensation

The Company recognizes the fair value of compensation cost of stock-based awards on a straight-line basis over the requisite service period of the award. Stock-based compensation for the three months ended March 31, 2013 and 2012 was approximately $70,000 and $63,000, respectively.

There was no activity related to stock option grants, exercises or forfeitures for the three months ended March 31, 2013, except for the exercise of options to purchase 700 common shares, resulting in proceeds of $2,170 in the first quarter.

The amount of future stock-based compensation expense that may be recognized for outstanding, unvested options as of March 31, 2013 was approximately $940,500 to be recognized on a straight-line basis over the employee’s remaining weighted-average, requisite service period of 3.8 years. As of March 31, 2013 the intrinsic value of all “in the money” outstanding options was approximately $552,000.

D. Inventory

Inventory consists of finished goods in the Company’s mail-order warehouse and retail stores. The Company’s inventories are stated at the lower of cost, with cost determined by the first-in, first-out (FIFO) method, or net realizable value. The Company maintains a reserve for excess and obsolete inventory. This reserve was $120,000 as of March 31, 2013 and December 31, 2012. The Company continuously monitors the salability of its inventories to ensure adequate valuation of the related merchandise.

E. Advertising

The Company recognizes deferred costs over the period of expected future revenue, which is typically less than one year. Deferred costs as of March 31, 2013 and December 31, 2012 were $660,000 and $784,000, respectively and consisted of catalog costs. The combined marketing and advertising costs charged to selling, general, and administrative expenses for the three months ended March 31, 2013 and 2012 were $2,040,000 and $2,100,000, respectively.

F. Other Comprehensive Income (Loss)

Other comprehensive income (loss) is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s only item of other comprehensive income (loss), other than reported net income, was the change in fair value of an interest rate swap. The other comprehensive income (loss), net of taxes ($12,826), for the three months ended March 31, 2013 and 2012 was $16,559 and $9,708, respectively.

G. Net Income per Share

A reconciliation of the number of shares used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012

Basic weighted average common shares outstanding	5,338	5,333
Add: Dilutive effect of assumed stock option and warrant exercises less potential incremental shares purchased under the treasury method	—	258
Diluted weighted average common shares outstanding	5,338	5,591

For the three months ended March 31, 2013 and 2012, approximately 1,039,000 options and 1,034,000 options, respectively, to acquire common stock were excluded from the diluted weighted average shares calculation as the effect of such options is anti-dilutive. For the three months ended March 31, 2013, there were no potentially dilutive securities excluded as the Company was in a loss position.

H. Financing Agreements

Revolving Credit Facility

On March 29, 2013, the Company and the bank amended the Revolver Facility so that the Company can borrow three term loans for capital expenditures used to open new stores (the “Capex Term Loans”). Under the amended Revolver Facility, the Company can borrow up to $13,000,000, of which up to $1,000,000 can be in the form of letters of credit, up to $8,000,000 can be advanced as Capex Term Loans. The $13,000,000 maximum may be increased up to $20,000,000 at the discretion of the bank. Funds available under the revolving portion of the Revolver Facility shall be reduced by the outstanding balance of the letters of credit and term loans. The Company borrowed $2,340,000 as a Capex Term Loan on March 29, 2013 with equal principal repayments over 60 months. Any outstanding balances borrowed under the Revolver Facility are due in full on March 29, 2015 unless the Revolver Facility is renewed in 2014 for another year. The Revolver Facility bears interest at the base rate, announced from time to time by the bank, plus an applicable margin determined by the Company’s funded debt ratio. As of March 31, 2013 the LIBOR (base rate) was 0.20%, plus the applicable margin of 2.75%. Interest is payable monthly. At its option the Company may have all or a portion of the unpaid principal under the Revolver Facility bears interest at various LIBOR or prime rate options.

The Company is obligated to pay commitment fees of 0.25% per annum on the average daily, unused amount of the Revolver Facility during the preceding quarter. All assets of the Company collateralize the Revolver Facility. Under the terms of the Revolver Facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios minimum fixed charge ratios, current asset ratios, and capital expenditures.

At March 31, 2013, the Company had the ability to borrow $13,000,000 on the Revolver Facility, subject to certain covenants, of which there was $2,527,000 outstanding under the revolving portion of the Revolver Facility and $2,340,000 outstanding under the Capex Term Loan, bearing interest at the net Revolver Facility rate of 2.95%. At December 31, 2012, the Company had $1,515,000 outstanding. For the period ending March 31, 2013, the Company was in compliance with all of the covenants under the Revolver Facility, including Capex Term Loans, and Term Note Facility (the “Credit Facility”).

Term Note Facility, Senior Subordinated Notes Payable and Warrants

On March 28, 2011, the Company borrowed $5,500,000 in the form of a 7-year term note (the “Term Note Facility”) from the bank to refinance the $5,000,000 senior subordinated notes and deferred interest on those notes. The initial floating rate interest on the $1,600,000 of principal (the variable interest rate portion of the Term Note Facility) was 5.4% consisting of a 1.0% LIBOR floor plus a 4.4% margin. The initial floating rate interest on the $3,900,000 of principal (fixed portion of the Term Note Facility with the interest rate swap discussed below) was LIBOR plus 4.4%. On April 1, 2011, the Company entered into an interest rate swap contract to fix the interest rate at 7.4% on $3,900,000 of the Term Note Facility principal. The remaining $1,600,000 of the principal bears a floating rate based on a base rate, with a minimum of 1.0% as announced from time to time by the bank, plus a 4.4% margin. As of March 31, 2013, the LIBOR rate (base rate) was 0.20%. The combined interest rate of 1.0% and 4.4% resulted in a total interest rate of 5.4% at March 31, 2013. Interest is payable monthly. The Company is obligated to repay $786,000 of principal annually commencing in April 2013 and extending to March 2018. The Company is further obligated to accelerate repayment of up to $1,600,000 in principal in the event it has excess cash flow determined by a cash flow recapture formula. All assets of the Company collateralize the Term Note Facility. Under the terms of the Term Note Facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios, minimum fixed charge ratios, current asset ratios, and maximum capital expenditures. For the period ending March 31, 2013, the Company obtained a waiver for non-compliance with its Funded Debt Ratio covenant under the Credit Facility.

In connection with the issuance of retired subordinated notes, the Company issued warrants to the note holders, exercisable at any time after December 11, 2007 for an initial 118,170 shares of its common stock, which warrants have an exercise price of $2.75 per share. One holder, BCA Mezzanine Fund, L.P., owns 40% of those warrants and employs a related party to the Company, Board member Gregory Mulligan who holds a management position and indirect economic interest in BCA. The number of shares to be received for the warrants, upon exercise, is subject to change in the event of additional equity issuances and/or stock splits. The warrants were estimated to have a fair value of $272,000, which had been reflected as a discount of the note’s proceeds. The discount was amortized through interest expense while the notes were outstanding and the unamortized discount was fully expensed upon note retirement. The warrants issued are still outstanding and terminate on December 10, 2016.

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

The Company’s outstanding amounts under the Credit Facility are not measured at fair value on the accompanying condensed consolidated balance sheets. The Company determines the fair value of the amounts outstanding under the Credit Facility using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility is valued using level 2 inputs. The results of these calculations yield fair values that approximate carrying values. The value of our Credit Facility was $10,367,000 and $7,015,000 as of March 31, 2013 and December 31, 2012, respectively.

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

The Company’s equity share of HH’s net income, including the intangible asset customer list amortization (resulting from the purchase price allocation) is reflected as other investment income in the accompanying consolidated statements of operations and comprehensive income. The Company recorded net gain of approximately $13,000 for the three months ending March 31, 2013 compared to a net gain recorded of approximately $8,000 for the same period in 2012. In addition, the Company increased its investment in HH by $11,000 during the three months ending March 31, 2013. The resulting carrying value at March 31, 2013 and December 31, 2012 is approximately $272,000 and $248,000, respectively and is included in intangibles and other assets, net, in the accompanying condensed consolidated balance sheets.

In May 2010, the Company launched a joint venture to provide equine pharmaceuticals to the equine marketplace. The venture, HorsePharm.com, LLC (“HP”), was established as a limited liability company, and Dover has a non-controlling interest of 50%. The Company accounts for this investment using the equity method. Thus, during the second quarter of 2010, Dover recorded its portion of the initial investment in HP of $60,000. For the three months ending March 31, 2013 the Company recorded a net loss of approximately $(2,000) for its share of the joint venture’s operating results compared to a net loss recorded of approximately $(1,000) for the same period in 2012. The carrying value at March 31, 2013 and December 31, 2012, was approximately $20,000 and $22,000, respectively, which is included in intangibles and other assets, net, in the accompanying condensed consolidated balance sheets. The operating agreement governing HP contains a buy/sell feature that can be exercised for a price established by the HP member who initiates the buy/sell feature. The HP member that receives the offer can elect to buy the other member’s interest or sell its interest at the offered price.

J. Income Taxes

At March 31, 2013, the Company maintains a liability of $3,000, for unrecognized tax benefits. Although the Company believes it has adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

The Company records interest and penalties related to income taxes as a component of provision for income taxes. The Company recognized nominal interest and penalty expense for the three months ended March 31, 2013 and 2012.

Tax years 2009 through 2012 remain subject to examination by the IRS, and 2007 through 2012 tax years remain subject to examination by Massachusetts, and 2006 through 2012 by various other jurisdictions.

K. Related Party Transactions

In October of 2004, the Company entered into a lease agreement with a minority stockholder. The agreement, which relates to the Plaistow, NH retail store, is a five-year lease with options to extend for an additional fifteen years. In October 2009, the Company exercised its first option to extend the lease for additional five years. During the three months ended March 31, 2013 and 2012, the Company expensed in connection with this lease $54,000 and $53,000, respectively.

In order to expedite the efficient build-out of leasehold improvements in its new retail stores, the Company utilizes the services of a real estate development company owned by a non-executive Company employee and minority stockholder to source construction services and retail fixtures. Total payments made to the real estate development company for the three months ended March 31, 2013 and 2012, consisting primarily of reimbursements for materials and outside labor for the fit-up of stores, were $140,000 and $142,000, respectively.

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

In connection with retail locations, the Company enters into various operating lease agreements, with escalating rental payments. The effects of variable rent disbursements have been expensed on a straight-line basis over the life of the lease. As of March 31, 2013 and December 31, 2012, there was approximately $788,000 and $754,000, respectively, of deferred rent recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

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

The Company designated this interest rate swap contract as an effective cash flow hedge. The Company adjusts the interest rate swap to fair value with the change accounted for through other comprehensive income (loss), as the contracts are considered effective in offsetting the interest rate exposure of the forecasted interest rate payments hedged. The Company anticipates that this contract will continue to be effective as long as there are no pre-payments of the hedged portion of the term note. The Company does not believe any of the amounts currently reported in accumulated other comprehensive loss will be reclassified into earnings in 2013. The fair value of the interest rate swap at March 31, 2013 and December 31, 2012 was a liability of $290,840 and $320,225, respectively.

The Company does not hold any derivative instruments that are not designated as a hedging instrument. The following table presents information about the fair value of the Company’s derivative instruments that have been designated as hedging instruments as of March 31, 2013 and December 31, 2012.

	Liability Derivatives as of:
	March 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swap contract	Interest rate swap contract	$290,840	Interest rate swap contract	$320,225

The following table presents information about the effects of the Company’s derivative instruments:

	Location of Gain Recognized on Derivative	Amount of Gain Recognized Net of Tax, in Other Comprehensive Gain (Loss) for the three months ended March 31
		2013	2012

Interest rate swap contact	Other comprehensive gain	$16,559	$9,708

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

The Company accounts for its interest rate swap as a derivative financial instrument in accordance with the related guidance. Under this guidance, derivatives are carried on the balance sheet at fair value. The fair value of the Company’s interest rate swap is determined based on observable market data in combination with expected cash flows. The fair value of the Company’s interest rate swap was determined using projected future cash flows, discounted at the mid-market implied forward LIBOR. The value at March 31, 2013 is included in long-term liabilities.

The following table presents the financial instruments carried at fair value in accordance with the FASB ASC 820 hierarchy noted above:

	Level 1	Level 2	Level 3	Total
Interest Rate Swap Contract as of March 31, 2013	—	$(290,840)	—	$(290,840)

Interest Rate Swap Contract as of December 31, 2012	—	$(320,225)	—	$(320,225)

O. Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. The guidance in this ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (U.S. GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U .S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. Public companies are required to comply with the requirements of this ASU for all reporting periods (interim and annual) beginning after December 15, 2012. The Company adopted this amendment in the first quarter of 2013 and it did not have an impact on its condensed consolidated financial statements.

P. Subsequent Events

On April 18th, 2013, the Company opened its eighteenth Dover-branded store in Huntington Station, NY.

The Company has evaluated all events or transactions through the date of this filing. During this period, the Company did not have any other material subsequent events that impacted its condensed consolidated financial statements…

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words “projected”, “anticipated”, “planned”, “expected”, and similar expressions are intended to identify forward-looking statements. In particular, statements regarding future financial targets or trends are forward-looking statements. Forward-looking statements are not guarantees of our future financial performance, and undue reliance should not be placed on them. Our actual results, performance or achievements may differ significantly from the results, performance or achievements discussed in or implied by the forward-looking statements. Factors that could cause such a difference are detailed in “Item 1A. Risk Factors” in our Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission (the “SEC”) on June 5, 2013 (the “Amended 10-K”) (“fiscal 2012”) and in our subsequent periodic reports on Form 10-Q. We disclaim any intent or obligation to update any forward-looking statement.

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

The Company, like most retailers in the first quarter of 2013, experienced weakening sales demand in its stores opened for more than a year. Consumer confidence fell in the first quarter as compared to the fourth quarter of 2012 which contributed to the Company’s slow down in comp store sales. Additionally, heavy snowstorms in the first quarter of 2013 as compared to the same period last year, discouraged shopping and outdoor riding activities.

Based on the Company’s achieved 2012 revenue growth, the Company opened three new stores last year, and opened an additional store in Huntington, NY in the second quarter of 2013. The Company will continue to pursue other new store locations that may be opened in 2013. However, our strategy to increase the number of retail store locations is based on finding optimal locations where demand for equestrian products is high and adequate capital to invest in its store expansion plan.

Consolidated Performance and Trends

The Company reported a net loss in the first quarter of 2013 of $(538,000) or $(0.10) per share, compared to net income of $142,000 or $0.03 per diluted share for the corresponding period in 2012, a decrease of 477.5%.

The first quarter of 2013 results reflect our continuing efforts to execute our growth strategy in the retail market channel where revenues increased 5.6% to $7.2 million in the quarter. This trend of increased revenue in the retail market channel may be slowed or eroded by delays in the execution of our new store expansion strategy, constraints in available capital, and interim declines in consumer demand at our retail stores impacted by continued economic uncertainty and consequential consumer behavior. The Company responds to fluctuations in revenues primarily by delaying the opening of new stores, adjusting marketing efforts and operations to support our retail stores and managing costs. The success of our new store growth plan is dependent upon the response of our customers to these marketing strategies and evolving market conditions. Our direct market channel revenues decreased 4.6%, to $10.8 million in the first quarter of 2013, primarily due to the cumulative impact of the change in accounting for gift card breakage income of $441,362 recorded in the first quarter of 2012. We respond to fluctuations in our direct customers’ response by adjusting the quantities of catalogs mailed and other internet marketing and customer-related strategies and tactics in order to maximize revenues and manage costs.

Given continued economic uncertainty, it is very difficult to accurately predict economic trends; however, we have resumed our store rollout strategy since 2011 and plan to continue to execute on prime new locations throughout 2013.

Single Reporting Segment

The Company operates and manages its business as one operating segment utilizing a multi-channel, distribution strategy.

Results of Operations

The following table sets forth our unaudited results of operations as a percentage of revenues for the periods shown (1):

	Three Months Ended
	March 31, 2013	March 31, 2012

Revenues, net	100.0%	100.0%
Cost of revenues	64.5	61.8
Gross profit	35.5	38.2
Selling, general and administrative expenses	40.3	36.0
Income (loss) from operations	(4.8)	2.1
Interest expense, financing and other related costs, net	0.7	0.6
Other investment income	0.1	0.0
Income (loss) before income tax provision (benefit)	(5.4)	1.6
Provision (benefit) for income taxes	(2.4)	0.8
Net income (loss)	(3.0)	0.8

(1)	Certain of these amounts may not properly sum due to rounding

The following table presents certain selected unaudited operating data (dollars in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012

Revenues, net – direct	$10,784	$11,299
Revenues, net – retail stores	7,242	6,857

Revenues, net – total	$18,026	$18,156

Other operating data:
Number of retail stores (1)	18	15
Capital expenditures	376	442
Gross profit margin	35.5%	38. 2%
Adjusted EBITDA (2)	(515)	660
Adjusted EBITDA margin (2)	(2.9)%	3.6%

(1)	Includes seventeen Dover-branded stores and one Smith Brothers store as of March 31, 2013.
(2)	When we use the term “Adjusted EBITDA”, we are referring to net income minus interest income and other income plus interest expense, income taxes, non-cash stock-based compensation, depreciation, amortization and other investment (income) loss, net. We present Adjusted EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

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

•	Although stock-based compensation is a non-cash charge, additional stock options might be granted in the future, which might have a future dilutive effect on earnings and earnings per share; and

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table reconciles net income to Adjusted EBITDA (in thousands):

	Three Months Ended
	March 31, 2013		March 31, 2012

Net income (loss)	$(538	)*	$142	**
Depreciation	263		207
Amortization of intangible assets	17		—
Stock-based compensation	70		63
Interest expense, financing and other related costs, net	124		109
Other investment income	(11)		(7)
Provision (benefit) for income taxes	(440)		146

Adjusted EBITDA	$(515	)*	$660	**

(*)	Includes gift card breakage income of $30,146 for the three months ended March 31, 2013.
(**)	Includes the cumulative impact of the change in gift card breakage income of $441,362 recorded in the first quarter of 2012 and breakage income of $41,632 for the three months ended March 31, 2012.

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Revenues

Total revenues decreased $0.1 million, or 0.7%, to $18.0 million for the three months ended March 31, 2013 from $18.1 million for the three months ended March 31, 2012. Revenues in our direct market channel decreased $0.5 million, or 4.6%, to $10.8 million from $11.3 million in the corresponding period in 2012. Revenues in our retail market channel increased $0.4 million, or 5.6%, to $7.2 million from $6.8 million in 2012. The decrease in our direct market channel was due primarily to the recognition of cumulative gift card breakage revenue of $354,573 recorded for the three months ended March 31, 2012. The increase in revenues from our retail market channel was due to sales from three additional retail stores that were not operating in the first quarter of 2012; this was offset by the cumulative impact of the gift card breakage revenue recorded for the three months ended March 31, 2012 of $86,790. Same store sales for the three month period decreased 8.1% over the prior year. A fall off in consumer confidence and heavy snowstorms in the first quarter as compared to the fourth quarter of 2012 depressed same store sales. In addition, gift card breakage revenue of $30,146 was recognized during the three months ending March 31, 2013. For the three months ended March 31, 2012, $482,995 was recognized, which included a cumulative impact of $441,362. The revenue was recognized in both retail and direct market channels based on where the gift card was issued.

Gross Profit

Gross profit for the three months ended March 31, 2013 decreased $0.5 million, or 7.6%, to $6.4 million as compared to the $6.9 million corresponding period in 2012. Gross profit, as a percentage of revenues, for the three months ended March 31, 2013 decreased 2.7% to 35.5% from 38.2% for the corresponding period in 2012. The decrease in gross profit of $0.5 million was primarily attributable to decreased revenues caused by the cumulative impact of breakage income in 2012. The decrease in gross profit as a percentage of revenues was attributable to the cumulative impact of $441,362 in gift card breakage and variations in our overall product mix and promotions.

Selling, General and Administrative

Selling, general and administrative expenses increased $0.7 million, or 11.1% to $7.3 million for the three months ended March 31, 2013 from $6.5 million for the three months ended March 31, 2012. SG&A expenses, as a percentage of revenues, increased to 40.6% of revenues from 35.7% of revenues for the corresponding period in 2012, primarily as a result of cumulative gift card breakage revenue recorded in 2012. SG&A increased primarily due to an additional $421,000 in labor costs, $103,000 in lease expense and $51,000 in Professional fees. Labor costs increased due to additional stores and a lower overhead allocation for the quarter. Lease expense increased primarily due to the additional number of stores as compared to last year.

Interest Expense

Interest expense, including amortization of financing costs, attributed to our Term Note Facility and Revolver Facility increased $15,000 or 14.5%, to $124,000 from $109,000 due to the increased outstanding balance of our Revolver Facility.

Other Investment Income

The net gain from investment activities consists of the Company’s share of net earnings or loss of its affiliate as they occur. The Company’s net investment gain for the three months ending March 31, 2013 was $11,000, an increase of $4,000 over its net investment gain of $7,000 in 2012. The Company’s investment income or loss from investment activities are related to our investments in Hobby Horse Clothing Company, Inc. (“HH”) and Horsepharm, LLC (“HP”).

Income Tax Provision (Benefit)

The benefit for income taxes was $440,000 for the three months ended March 31, 2013, reflecting an effective tax rate of 45%, compared to tax provision of $146,000 for the corresponding period in 2012, reflecting effective tax rate of 51%. The effective tax rate for the quarter is based upon management’s best estimates of the estimated effective rates for each entire year.

Net Income (loss)

The net income (loss) for the three months ended March 31, 2013 decreased $680,000 or 477.5%, to $(538,000) from $142,000 for the corresponding period in 2012. This decrease in profitability of $681,000 was due primarily to increased SG&A expenses related to marketing, lease expense, professional fees and labor costs that increased at a higher pace than revenue and gross margin. In addition, cumulative gift card breakage revenue (as explained in Revenues above) in 2012 reduced the gross margin contribution. The resulting income per diluted share decreased to $(0.10) for the three months ended March 31, 2013 as compared to $0.03 for the corresponding period in 2012.

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

Liquidity and Capital Resources

For the three months ended March 31, 2013, our cash was reduced by $117,000. Cash was utilized primarily for seasonal working capital requirements. The source for cash generated related to increased balances in depreciation and amortization and increased borrowings under our Revolver Facility. On March 29, 2013, the Company and the bank amended the Revolver Facility so that the Company can borrow three Capex Term Loans for capital expenditures used to open new stores. Under the amended Revolver Facility, the Company can borrow up to $13,000,000, of which up to $1,000,000 can be in the form of letters of credit and up to $8,000,000 can be advanced as Capex Term Loans, and increase the $13,000,000 maximum up to $20,000,000 at the discretion of the bank. For the period ending March 31, 2013, the Company obtained a waiver for non-compliance with its Funded Debt Ratio covenant under the Credit Facility and subsequently amended the Revolver Facility to replace the funded debt ratio covenant with a tangible net worth to total liabilities covenant to track the performance of new-store cash flows relative to borrowings used to open the stores.

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

Operating Activities

Cash utilized in our operating activities for the three months ended March 31, 2013 was $3.9 million compared to $2.5 million for the corresponding period in 2012. For the three months ended March 31, 2013, cash outflows of $3.4 million consisted primarily of seasonal increases in inventory and initial stocking of new stores, prepaid and other assets and a net loss of $538,000, in addition, reductions in accrued expenses, gift certificate liability and other current liabilities and income taxes payable of $2.1 million. Cash inflows were attributable to the results of operations which consisted of reductions in accounts receivable, deferred taxes, non-cash expenses of depreciation, amortization, stock based compensation and non-cash interest and other expenses and increases in accounts payable, totaling $1.6 million. For the three months ended March 31, 2012, cash outflows consisted primarily of seasonal increases in inventory and initial stocking of new stores, deferred taxes and prepaid and other assets of $0.9 million, as well as reductions in accrued expenses, restated gift certificate liability and other current liabilities, income taxes payable and accounts payable of $2.2 million. Cash inflows were attributable to the results of operations which consisted of restated net income, reduction in accounts receivable, non-cash expenses of depreciation, amortization and non-cash interest and other expenses, totaling $0.6 million of cash.

Investing Activities

Cash utilized from our investing activities was $387,000 for the three months ended March 31, 2013 compared to cash utilized of $463,000 for the corresponding period in 2012. Investing activities consisted primarily of retail store improvement costs and new store equipment and fixtures.

Financing Activities

Net cash provided by our financing activities was $4.2 million for the three months ended March 31, 2013, compared to $2.9 million provided in the corresponding period in 2012. For the three months ended March 31, 2013, we funded our seasonal operating activities and investing activities with net borrowings of $1.0 million under our revolving credit and $2.3 million under the new term loan. For the three months ended March 31, 2012, we funded our seasonal operating activities and investing activities with net borrowings of $3.5 million under our Revolver Facility.

Revolving Credit Facility

On March 29, 2013, the Company and the bank amended the Revolver Facility so that the Company can borrow three term loans for capital expenditures used to open new stores, Capex Term Loans. Under the amended Revolver Facility, the Company can borrow up to $13,000,000, of which up to $1,000,000 can be in the form of letters of credit and up to $8,000,000 can be advanced as Capex Term Loans. The $13,000,000 maximum may be increased up to $20,000,000 at the discretion of the bank. Funds available under the revolving portion of the Revolver Facility shall be reduced by the outstanding balance of the letters of credit and Capex Term Loans. The Company borrowed $2,340,000 as a Capex Term Loan on March 29, 2013 with equal principal repayments over 60 months. The Company may also borrow an additional $2,500,000 by December 31, 2013 and $3,000,000 by December 31, 2014 to fund capital expenditures for store openings. The Capex Term Loans to be funded in 2014 and 2015 will be interest only for 6 months followed by equal principal repayments over 54 months. Any outstanding balances borrowed under the Revolver Facility are due in full on March 29, 2015 unless the Revolver Facility is renewed in 2014 for another year. The Revolver Facility bears interest at the base rate, announced from time to time by the bank, plus an applicable margin determined by the Company’s funded debt ratio. As of March 31, 2013 the LIBOR (base rate) was 0.20%, plus the applicable margin of 2.95%. Interest is payable monthly. At its option the Company may have all or a portion of the unpaid principal under the Revolver Facility bear interest at various LIBOR or prime rate options.

The Company is obligated to pay commitment fees of 0.25% per annum on the average daily, unused amount of the Revolver Facility during the preceding quarter. All assets of the Company collateralize the Revolver Facility. Under the terms of the Revolver Facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios, minimum fixed charge ratios, current asset ratios, and capital expenditures.

At March 31, 2013, the Company had the ability to borrow $13,000,000 on the Revolver Facility, subject to certain covenants, of which there was $2,527,000 outstanding under the revolving portion of the Revolver Facility and $2,340,000 outstanding as a Capex Term Loan, bearing interest at the net Revolver Facility rate of 2.95%. At December 31, 2012, the Company had $1,515,000 outstanding. For the period ending March 31, 2013, the Company obtained a waiver for non-compliance with its Funded Debt Ratio covenant under the Credit Facility.

Term Note Facility, Senior Subordinated Notes Payable and Warrants

On March 28, 2011, the Company borrowed $5,500,000 in the form of a 7-year term note, the Term Note Facility, from the bank to refinance the $5,000,000 senior subordinated notes and deferred interest on those notes. The initial floating rate interest on the $1,600,000 of principal (the variable interest rate portion of the Term Note Facility) was 5.4% consisting of a 1.0% LIBOR floor plus a 4.4% margin. The initial floating rate interest on the $3,900,000 of principal (fixed portion of the Term Note Facility with the interest rate swap discussed below) was LIBOR plus 4.4%. On April 1, 2011, the Company entered into an interest rate swap contract to fix the interest rate at 7.4% on $3,900,000 of the Term Note Facility principal. The remaining $1,600,000 of the principal bears a floating rate based on a base rate, with a minimum of 1.0% as announced from time to time by the bank, plus a 4.4% margin. As of March 31, 2013, the LIBOR rate (base rate) was 0.20%. The combined interest rate of 1.0% and 4.4% resulted in a total interest rate of 5.4% at March 31, 2013. Interest is payable monthly. The Company is obligated to repay $786,000 of principal annually commencing in April 2013 and extending to March 2018. The Company is further obligated to accelerate repayment of up to $1,600,000 in principal in the event it has excess cash flow determined by a cash flow recapture formula. All assets of the Company collateralize the Term Note Facility. Under the terms of the Term Note Facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios, minimum fixed charge ratios, current asset ratios, and maximum capital expenditures. For the period ending March 31, 2013, the Company obtained a waiver for non-compliance with its Funded Debt Ratio covenant under the Credit Facility.

In connection with the issuance of the retired subordinated notes, the Company issued warrants to the note holders, exercisable at any time after December 11, 2007 for an initial 118,170 shares of its common stock, which warrants have an exercise price of $2.75 per share. One holder of the retired notes, BCA Mezzanine Fund., L.P. (“BCA”), owns 40% of those warrants and employs a related party to the Company, Board member Gregory Mulligan who holds a management position and indirect economic interest in BCA. The number of shares to be received for the warrants, upon exercise, is subject to change in the event of additional equity issuances and/or stock splits. The warrants were estimated to have a fair value of $272,000, which had been reflected as a discount of the retired note’s proceeds. The discount was amortized through interest expense while the notes were outstanding and the unamortized discount was fully expensed upon note retirement. The warrants issued are still outstanding and terminate on December 10, 2016.

Working Capital and Capital Expenditure Needs

The Company believes our existing cash, cash equivalents, expected cash to be provided by our operating activities, and funds available through our Revolver Facility will be sufficient to meet our currently planned working capital and capital expenditure needs over at least the next twelve months. We anticipate increasing capital expenditures by adding stores in 2013 and beyond. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the expansion of our retail stores, the acquisition of new capabilities or technologies and the continuing market acceptance of our products. To the extent that existing cash, cash equivalents, cash from operations and cash from our Revolver Facility under the conditions and covenants of our credit facilities are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, businesses, services or technologies which we anticipate would require us to seek additional equity or debt financing, we may enter into these types of arrangements in the future. There is no assurance that additional funds would be available on terms favorable to us or at all. Funds from our Revolver Facility may not be available if we fail to meet the financial covenants contained in the loan agreements with our lender. For the period ending March 31, 2013, the Company obtained a waiver for non-compliance with its Funded Debt Ratio covenant under the Credit Facility.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

At March 31, 2013, there had not been a material change in any of the market risk information disclosed by us in our Amended 10-K. More detailed information concerning market risk can be found in Item 7A under the sub-caption “Quantitative and Qualitative Disclosures about Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 39 of our Amended 10-K.

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

Interest Rate Sensitivity

The Company had cash and cash equivalents totaling $182,000 at March 31, 2013. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We intend to maintain our portfolio of cash equivalents, including money market funds and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. As of March 31, 2013, all of our investments were held in money market funds.

The Company’s exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay our outstanding debt instruments, primarily certain borrowings under our Revolver Facility and on the $1,600,000 of the Term Note Facility that bear interest at a floating rate. The advances under the Revolver Facility and the $1,600,000 of principal of the Term Note Facility bears a variable rate of interest determined as a function of the prime rate and the published LIBOR rate at the time of the borrowing. If interest rates were to increase by two percent, the additional interest expense as of March 31, 2013 would be approximately $97,000 annually. At March 31, 2013, $2,526,537 was outstanding under the revolving portion of the Revolver Facility and $2,340,000 was outstanding under the Capex Term Loan.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on our recent Analysis and Correction, our principal executive officer and principal financial officer have now concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness as of those respective dates in our internal control over financial reporting described below. Despite the existence of the material weakness, we believe that the consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 present, in all material respects, our financial position, results of operations, comprehensive income and cash flows for the periods ending March 31, 2013 and 2012, respectively, in conformity with generally accepted accounting principles in the U.S. (“U.S. GAAP”).

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

Based on our most recent evaluation in May 2013, management identified a material weakness in our internal control over financial reporting in accounting for gift card liabilities as of December 31, 2012 and March 31, 2013. Specifically, as of those respective dates, we did not have adequately designed controls in place to ensure the appropriate accounting for and disclosure of gift card liability in accordance with U.S. GAAP. Management has, therefore, now concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012 and March 31, 2013.

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

Except as described above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During seasonal and cyclical changes in our revenue levels, to fund our retail growth strategy, and to fund increases in our direct business, we make use of our credit facilities, which are subject to EBITDA, fixed charge ratio, maximum capital expenditure limitations, total liabilities and related covenants. If we are out of compliance with our covenants at the end of a fiscal period, it may adversely affect our growth prospects, require the consent of our lender to open new stores or fund additional borrowings, or in the worst case, trigger a loan default and require the repayments of all amounts then outstanding on our loans. In the event of our insolvency, liquidation, dissolution or reorganization, the lender under our Revolver Facility and Term Note Facility would be entitled to payment in full from our assets before distributions, if any, were made to our stockholders.

In order to execute our retail store expansion strategy, we may need to borrow additional funds, raise additional equity financing or finance our planned expansion from profits. Our borrowings may be restricted by financial covenants; or we may also need to raise additional capital in the future to respond to competitive pressures or unanticipated financial requirements. We may not be able to obtain additional financing, including the amendment, extension or refinancing of our Revolver Facility, on commercially reasonable terms or at all. A failure to obtain additional financing or an inability to obtain financing on acceptable terms could require us to incur indebtedness at high rates of interest or with substantial restrictive covenants, including prohibitions on payment of dividends.

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

We are required to maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. In Item 4 of this Quarterly Report, management reports that a material weakness exists in the Company’s internal control over financial reporting. Due to this material weakness, management has concluded that as of March 31, 2013 and 2012, the Company’s disclosure controls and procedures were not effective. Consequently, and pending the Company’s remediation of the matters underlying the material weakness, our business and results of operations could be harmed, we may be unable to report properly or timely the results of our operations, and investors may lose faith in the reliability of our financial statements. Accordingly, the price of our securities may be adversely and materially impacted.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not issue or sell any equity securities in the three months ended March 31, 2013; other than as the result of the exercise in February 2013 of options to purchase 700 common shares, resulting in proceeds of $2,170, which the Company applied in full for general working capital purposes.

Item 3. Defaults Upon Senior Securities.

There were no defaults on the Company’s senior securities in the three months ended March 31, 2013.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

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