Form 10-Q
period 2013-06-30
DOVER SADDLERY INC
filed 2013-08-13
CIK 1071625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended June 30, 2013

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

Shares outstanding of the registrant’s common stock (par value $0.0001) on August 1, 2013: 5,338,178

DOVER SADDLERY, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DOVER SADDLERY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, unaudited)

	June 30, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$254	$299
Accounts receivable	989	1,778
Inventory	22,493	19,915
Prepaid catalog costs	745	784
Prepaid expenses and other current assets	1,565	1,116
Deferred income taxes	317	300

Total current assets	26,363	24,192
Net property and equipment	5,232	5,034
Other assets:
Deferred income taxes	1,085	1,201
Intangibles and other assets, net	832	784

Total other assets	1,917	1,985

Total assets	$33,512	$31,211

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation and outstanding checks	$568	$337
Current portion – Term notes	786	589
Current portion – Capex term loan	468	—
Accounts payable	1,617	1,837
Accrued expenses and other current liabilities	4,689	6,348
Income taxes payable	—	936

Total current liabilities	8,128	10,047

Long-term liabilities:
Revolving line of credit	4,452	1,515
Capex term loan, net of current portion	1,794	—
Term notes, net of current portion	4,518	4,911
Capital lease obligation, net of current portion	92	121
Interest rate swap contract	223	320

Total long-term liabilities	11,079	6,867

Stockholders’ equity:
Common Stock, par value $0.0001 per share; 15,000,000 shares authorized; 6,134,043 and 6,133,343 issued and 5,338,178 and 5,337,478 outstanding as of June 30, 2013 and December 31, 2012, respectively	1	1
Additional paid in capital	46,114	45,973
Treasury stock, 795,865 shares at cost	(6,082)	(6,082)
Accumulated other comprehensive loss	(139)	(189)
Accumulated deficit	(25,589)	(25,406)

Total stockholders’ equity	14,305	14,297

Total liabilities and stockholders’ equity	$33,512	$31,211

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Revenues, net	$22,943	$21,130	$40,969	$39,286
Cost of revenues	14,306	13,153	25,932	24,381

Gross profit	8,637	7,977	15,037	14,905
Selling, general and administrative expenses	7,810	7,117	15,075	13,654

Income (loss) from operations	827	860	(38)	1,251
Interest expense, financing and other related costs, net	147	153	271	262
Other investment income	(26)	(24)	(37)	(31)

Income (loss) before income tax provision (benefit)	706	731	(272)	1,020
Provision (benefit) for income taxes	351	331	(89)	477

Net income (loss)	$355	$400	$(183)	$543

Net income (loss) per share
Basic	$0.07	$0.07	$(0.03)	$0.10

Diluted	$0.06	$0.07	$(0.03)	$0.10

Number of shares used in per share calculation
Basic	5,338,000	5,333,000	5,338,000	5,333,000
Diluted	5,515,000	5,567,000	5,338,000	5,580,000

DOVER SADDLERY, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Comprehensive Income (Loss) (In thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Net income (loss)	$355	$400	$(183)	$543
Other comprehensive income (loss), net:
Change in fair value of interest rate swap contract, net of tax	33	(20)	50	(10)

Total comprehensive income (loss)	$388	$380	$(133)	$533

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

(In thousands, unaudited)

	Six Months Ended
	June 30, 2013	June 30, 2012
Operating activities:
Net income (loss)	$(183)	$543
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	582	424
Deferred income taxes	52	(34)
Income from investment in affiliates, net	(37)	(31)
Stock-based compensation	139	124
Gift card breakage income	(60)	(525)
Non-cash interest expense	9	6
Changes in current assets and liabilities:
Accounts receivable	789	(21)
Inventory	(2,578)	(756)
Prepaid catalog costs and other current assets	(410)	392
Accounts payable	(220)	(909)
Accrued expenses, other current liabilities and income taxes payable	(2,534)	(1,443)

Net cash used in operating activities	(4,451)	(2,230)
Investing activities:
Purchases of property and equipment	(745)	(945)
Investment in affiliates	(11)	(10)
Change in other assets	(29)	(37)

Net cash used in investing activities	(785)	(992)
Financing activities:
Borrowings under revolving line of credit, net	2,937	3,567
Payments on term notes	(196)	—
Payments on Capex term loan	(78)	—
Borrowings under Capex term loan	2,340	—
Change in outstanding checks	228	(436)
Payments on capital leases	(28)	(32)
Payment of debt commitment fees	(14)	(13)
Proceeds from exercise of stock options	2	—

Net cash provided by financing activities	5,191	3,086

Net decrease in cash and cash equivalents	(45)	(136)

Cash and cash equivalents at beginning of period	299	313

Cash and cash equivalents at end of period	$254	$177

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$262	$265

Income taxes	$1,012	$892

Supplemental disclosure of non-cash financing activities
Equipment acquired under capital leases	$—	$176

Change in fair value of interest rate swap	$97	$(19)

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.	Nature of Business and Basis of Preparation

Dover Saddlery, Inc., a Delaware corporation (the “Company”), is a leading specialty retailer and the largest multi-channel marketer of equestrian products in the United States. The Company sells its products through a multi-channel strategy, including direct and retail, with stores located in Massachusetts, Delaware, Texas, New Hampshire, Maryland, Virginia, New Jersey, Georgia, Rhode Island, Colorado, Illinois, Pennsylvania, Minnesota, North Carolina and New York. The Company provides a complete line of equestrian products, as well as specially–developed, private label offerings from its direct marketing headquarters, warehouse, and call center facility in Littleton, Massachusetts.

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

The Company views its operations and manages its business as one operating segment utilizing a multi-channel distribution strategy. Market channel revenues are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

Revenues, net – direct	$11,211	$11,605	$21,995	$22,905
Revenues, net – retail stores	11,732	9,525	18,974	16,381

Revenues, net – total	$22,943	$21,130	$40,969	$39,286

The accompanying condensed consolidated financial statements comprise those of the Company, its wholly-owned subsidiaries, and its investment in affiliates. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements as of and for the three and six months ended June 30, 2013 and 2012 are unaudited. In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2012 and include all adjustments, consisting of only usual recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results expected for the full year ended December 31, 2013.

Certain footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to pertinent rules and regulations, although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading. The accompanying unaudited, condensed consolidated financial statements should be read in conjunction with the audited December 31, 2012 consolidated financial statements, which are included in our Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission (the “SEC”) on June 5, 2013 (the “Amended 10-K”).

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

The Company determines its gift card breakage rate based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be reasonably estimated at the time of gift card issuance. From the point which the likelihood of redemption is deemed to be remote (gift cards that were issued three years prior and remain unredeemed) and for which there is no legal obligation to remit the value of such unredeemed gift cards to any relevant jurisdictions, breakage income is recognized over a two year period. Breakage income for the three months ending June 30, 2013 and 2012 of $30,146 and $41,633 was recognized as revenue, net, in the accompanying condensed consolidated statements of operations and comprehensive income (loss), respectively. Breakage income for the six months ending June 30, 2013 of $60,292 was recognized as revenue, net, in the accompanying condensed consolidated statements of operations and comprehensive income (loss). Breakage income for the six months ending June 30, 2012 of $524,627, including the cumulative impact of the change of $441,632, was recognized as revenue, net, in the accompanying condensed consolidated statements of operations and comprehensive income (loss). The gift certificate liability balance was $1.1 million and $1.6 million as of June 30, 2013 and December 31, 2012, respectively and is included in accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheets.

C.	Accounting for Stock-Based Compensation

The Company recognizes, as stock-based compensation, the fair value of stock-based awards on a straight-line basis over the requisite service period of the award. Stock-based compensation for the three months ended June 30, 2013 and 2012 was $69,000 and $62,000, respectively. For the six months ended June 30, 2013 and 2012, stock-based compensation was $139,000 and $124,000, respectively.

There was no activity related to stock option grants, exercises or forfeitures for the six months ended June 30, 2013, except for the exercise of options to purchase 700 common shares, resulting in proceeds of $2,170 in the first quarter. The intrinsic value of these shares at June 30, 2013 was $357.

The amount of future stock-based compensation expense that may be recognized for outstanding, unvested options as of June 30, 2013 was approximately $871,000, to be recognized on a straight-line basis over the employee’s remaining weighted average requisite service period of 3.5 years. As of June 30, 2013, the intrinsic value of all “in the money” outstanding options was approximately $640,000.

D.	Inventory

Inventory consists of finished goods in the Company’s mail-order warehouse and retail stores. The Company’s inventories are stated at the lower of cost, with cost determined by the first-in, first-out (FIFO) method, or net realizable value. The Company maintains a reserve for excess and obsolete inventory. This reserve was $120,000 as of June 30, 2013 and December 31, 2012. The Company continuously monitors the salability of its inventories to ensure adequate valuation of the related merchandise.

E.	Advertising

The Company recognizes deferred costs over the period of expected future revenue, which is typically less than one year. Deferred costs as of June 30, 2013 and December 31, 2012 were $745,000 and $784,000, respectively and consisted of catalog costs. The combined marketing and advertising costs charged to selling, general, and administrative expenses for the three months ended June 30, 2013 and 2012 were $2,114,000 and $2,186,000, respectively. For the six months ended June 30, 2013 and 2012, combined marketing and advertising costs charged to selling, general, and administrative expenses were $4,154,000 and $4,285,000, respectively.

F.	Other Comprehensive Income (Loss)

Other comprehensive income (loss) is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company’s only item of other comprehensive income (loss), other than reported net income (loss), was the change in fair value of an interest rate swap. The other comprehensive income (loss), net of taxes, for the three months ended June 30, 2013 and 2012 was $33,000 and $(20,000), respectively. The other comprehensive income (loss), net of taxes, for the six months ended June 30, 2013 and 2012 was $50,000 and $(10,000), respectively.

G.	Net Income Per Share

A reconciliation of the number of shares used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

Basic weighted average common shares outstanding	5,338	5,333	5,338	5,333
Add: Dilutive effect of assumed stock option and warrant exercises less potential incremental shares purchased under the treasury method	177	234	—	247
Diluted weighted average common shares outstanding	5,515	5,567	5,338	5,580

For the three and six months ended June 30, 2013 and 2012, approximately 281,000 options and 369,000 options, respectively, to acquire common stock were excluded from the diluted weighted average shares calculation as the effect of such options is anti-dilutive. In addition, 177,000 options to acquire common stock were also excluded from the diluted weighted average shares calculation for the six months ended June 30, 2013 as the effect of such options is anti-dilutive due to the Company’s loss position.

H.	Financing Agreements

Revolving Credit Facility

On July 30, 2013, the Company and the bank amended the covenants of the revolving line of credit (the “Revolver Facility”) by eliminating the funded debt ratio to EBITDA and fixed charge coverage ratio covenants and adding the covenant of the maximum balance sheet leverage ratio of 2.00 and the covenant of the minimum debt service coverage ratio of 1.20. The amendment was effective at the beginning of the quarter ending June 30, 2013 and the Company was in compliance at June 30, 2013.

On March 29, 2013, the Company and the bank amended the Revolver Facility so that the Company can borrow three term loans for capital expenditures used to open new stores (the “Capex Term Loans”). Under the amended Revolver Facility, the Company can borrow up to $13,000,000, of which up to $1,000,000 can be in the form of letters of credit and up to $8,000,000 can be advanced as Capex Term Loans. The $13,000,000 maximum may be increased up to $20,000,000 at the discretion of the bank. Funds available under the revolving portion of the Revolver Facility shall be reduced by the outstanding balance of the letters of credit and term loans. The Company borrowed $2,340,000 as a Capex Term Loan on March 29, 2013 with equal principal repayments over 60 months. Any outstanding balances borrowed under the Revolver Facility are due in full on March 29, 2015 unless the Revolver Facility is renewed by the bank in 2014 for another year. The Revolver Facility bears interest at the base rate, announced from time to time by the bank, plus an applicable margin determined by the Company’s funded debt ratio. As of June 30, 2013 the LIBOR (base rate) was 0.19%, plus the applicable margin of 2.75%. Interest is payable monthly. At its option the Company may have all or a portion of the unpaid principal under the Revolver Facility bear interest at various LIBOR or prime rate options.

The Company is obligated to pay commitment fees of 0.25% per annum on the average daily, unused amount of the Revolver Facility during the preceding quarter. All assets of the Company collateralize the Revolver Facility. Under the terms of the Revolver Facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios (eliminated effective March 31, 2013), maximum balance sheet leverage ratio (effective March 31, 2013), minimum fixed charge ratios (eliminated effective March 31, 2013), minimum debt service charge coverage ratio (effective March 31, 2013), minimum current asset ratios, and maximum capital expenditures. For the period ending June 30, 2013, the Company was in compliance with all covenants.

At June 30, 2013, the Company had the ability to borrow $13,000,000 on the Revolver Facility, subject to certain covenants, of which there was $4,452,000 outstanding under the revolving portion of the Revolver Facility and $2,262,000 outstanding under the Capex Term Loan, bearing interest at the net Revolver Facility rate of 2.94%. At December 31, 2012, the Company had $1,515,000 outstanding on the Revolver Facility.

Term Notes, Senior Subordinated Notes Payable and Warrants

On March 28, 2011, the Company borrowed $5,500,000 in the form of a 7-year term note (the “Term Note Facility”) from the bank to refinance the $5,000,000 senior subordinated notes and deferred interest on those notes. The initial floating rate interest on $1,600,000 of principal (the variable interest rate portion of the Term Note Facility) was 5.4% consisting of a 1.0% LIBOR floor plus a 4.4% margin. The initial floating rate interest on $3,900,000 of principal (fixed portion of the Term Note Facility with the interest rate swap discussed below) was LIBOR plus 4.4%. On April 1, 2011, the Company entered into an interest rate swap contract to fix the interest rate at 7.4% on $3,900,000 of the Term Note Facility principal. The remaining $1,600,000 of principal bears a floating rate based on a base rate, with a minimum of 1.0% as announced from time to time by the bank, plus a 4.4% margin. As of June 30, 2013, the LIBOR rate (base rate) was 0.19%. The combined interest rate of 1.0% and 4.4% resulted in a total interest rate of 5.4% at June 30, 2013. Interest is payable monthly. The Company is obligated to repay $786,000 of principal annually that commenced in April 2013 and will be extending to March 2018. The Company is further obligated to accelerate repayment of up to $1,600,000 in principal in the event it has excess cash flow determined by a cash flow recapture formula. All assets of the Company collateralize the Term Note Facility. Under the terms of the Term Note Facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios (eliminated effective March 31, 2013), maximum balance sheet leverage ratio (effective March 31, 2013), minimum fixed charge ratios (eliminated effective March 31, 2013), minimum debt service charge coverage ratio (effective March 31, 2013), minimum current asset ratios, and maximum capital expenditures. For the period ending June 30, 2013, the Company was in compliance with all of the covenants under the Term Note Facility.

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

The Company’s outstanding amounts under the Revolver Facility, including the Capex Term Note, and the Term Note Facility (the “Credit Facility”) are not measured at fair value on the accompanying condensed consolidated balance sheets. The Company determines the fair value of the amounts outstanding under the Credit Facility using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. The Company’s Credit Facility is valued using level 2 inputs. The results of these calculations yield fair values that approximate carrying values. The fair value of the amounts outstanding under the Credit Facility was approximately $12,018,000 and $7,015,000 as of June 30, 2013 and December 31, 2012, respectively.

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

The Company’s equity share of HH’s net income, including the intangible asset customer list amortization (resulting from the purchase price allocation) is reflected as other investment income in the accompanying consolidated statements of operations and comprehensive income. The Company recorded a net gain of approximately $30,000 for the three months ending June 30, 2013 compared to a net gain recorded of approximately $26,000 for the same period in 2012. The Company recorded a net gain of approximately $43,000 for the six months ending June 30, 2013 compared to a net gain of approximately $34,000 for the same period in 2012. The resulting carrying value at June 30, 2013 and December 31, 2012 is approximately $302,000 and $248,000, respectively, and is included in intangibles and other assets, net, in the accompanying condensed consolidated balance sheets.

In May 2010, the Company launched a joint venture to provide equine pharmaceuticals to the equine marketplace. The venture, HorsePharm.com, LLC (“HP”), was established as a limited liability company, and Dover has a non-controlling interest of 50%. The Company accounts for this investment using the equity method. Thus, during the second quarter of 2010, Dover recorded its portion of the initial investment in HP of $60,000. For the three months ending June 30, 2013 the Company recorded a net loss of approximately $(4,000) for its share of the joint venture’s operating results compared to a net loss of approximately $(2,000) for the same period in 2012. The Company recorded a net loss of approximately $(6,000) for the six months ending June 30, 2013 compared to a net loss of approximately $(3,000) for the same period in 2012. The carrying value at June 30, 2013 and December 31, 2012 is approximately $16,000 and $22,000, respectively, which is included in intangibles and other assets, net, in the accompanying condensed consolidated balance sheets. The operating agreement governing HP contains a buy/sell feature that can be exercised for a price established by the HP member who initiates the buy/sell feature. The HP member that receives the offer can elect to buy the other member’s interest or sell its interest at the offered price.

J.	Income Taxes

At June 30, 2013, the Company maintains a liability of $3,000, for uncertain tax positions. Although the Company believes it has adequately reserved for its uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

The Company records interest and penalties related to income taxes as a component of the provision for income taxes. The Company recognized nominal interest and penalty expense for the three and six months ended June 30, 2013 and 2012.

Tax years 2006 through 2012 remain subject to examination by the IRS; 2007 through 2012 tax years remain subject to examination by Massachusetts; and 2006 through 2012 tax years remain subject to examination by various other jurisdictions.

K.	Related Party Transactions

In October of 2004, the Company entered into a lease agreement with a minority stockholder. The agreement, which relates to the Plaistow, NH retail store, is a five-year lease with options to extend for an additional fifteen years. In October 2009, the Company exercised its first option to extend the lease for an additional five years. During the three months ended June 30, 2013 and 2012, the Company expensed in connection with this lease $54,000 and $53,000, respectively. During the six months ended June 30, 2013 and 2012, the Company expensed in connection with this lease $108,000 and $107,000, respectively.

In order to expedite the efficient build-out of leasehold improvements in its new retail stores, the Company utilizes the services of a real estate development company owned by a non-executive Company employee and minority stockholder to source construction services and retail fixtures. Total payments made to the real estate development company for the three months ended June 30, 2013 and 2012, consisting primarily of reimbursements for materials and outside labor for the fit-up of stores, were $74,000 and $129,000, respectively. For the six months ended June 30, 2013 and 2012, reimbursements for materials and outside labor for the fit-up of stores, were $214,000 and $271,000, respectively.

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

In connection with retail locations, the Company enters into various operating lease agreements, with escalating rental payments. The effects of variable rent disbursements have been expensed on a straight-line basis over the life of the lease. As of June 30, 2013 and December 31, 2012, there was approximately $838,000 and $754,000, respectively, of deferred rent recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

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

The Company designated this interest rate swap contract as an effective cash flow hedge. The Company adjusts the interest rate swap to fair value with the change accounted for through other comprehensive income (loss), as the contracts are considered effective in offsetting the interest rate exposure of the forecasted interest rate payments hedged. The Company anticipates that this contract will continue to be effective as long as there are no pre-payments of the hedged portion of the term notes. The Company does not believe any of the amounts currently reported in accumulated other comprehensive income (loss) will be reclassified into earnings in 2013. The fair value of the interest rate swap at June 30, 2013 and December 31, 2012 was a liability of $223,506 and $320,225, respectively.

The Company does not hold any derivative instruments that are not designated as a hedging instrument. The following table presents information about the fair value of the Company’s derivative instruments that have been designated as hedging instruments as of June 30, 2013 and December 31, 2012.

	Liability Derivatives as of:
	June 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swap contract	Interest rate swap contract	$223,506	Interest rate swap contract	$320,225

The following tables present information about the effects of the Company’s derivative instruments:

	Location of Gain (Loss)	Amount of Loss Recognized Net of Tax, in Other Comprehensive Gain (Loss) for the three months ended June 30
	Recognized on Derivative	2013	2012

Interest rate swap contact	Other comprehensive gain (loss)	$33,115	$(19,979)

	Location of Gain (Loss)	Amount of Loss Recognized Net of Tax, in Other Comprehensive Gain (Loss) for the six months ended June 30
	Recognized on Derivative	2013	2012

Interest rate swap contact	Other comprehensive gain (loss)	$49,673	$(10,270)

N.	Fair Value

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

The Company accounts for its interest rate swap as a derivative financial instrument in accordance with the related guidance. Under this guidance, derivatives are carried on the balance sheet at fair value. The fair value of the Company’s interest rate swap is determined based on observable market data in combination with expected cash flows. The fair value of the Company’s interest rate swap was determined using projected future cash flows, discounted at the mid-market implied forward LIBOR. The value at June 30, 2013 and December 31, 2012 is included in long-term liabilities on the condensed consolidated balance sheets.

The following table presents the financial instruments carried at fair value in accordance with the FASB ASC 820 hierarchy noted above:

	Level 1	Level 2	Level 3	Total
Interest Rate Swap
Derivative as of June 30, 2013	—	$(223,506)	—	$(223,506)

Interest Rate Swap
Contract as of December 31, 2012	—	$(320,225)	—	$(320,225)

O.	Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. The guidance in this ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (U.S. GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. Public companies are required to comply with the requirements of this ASU for all reporting periods (interim and annual) beginning after December 15, 2012. The Company adopted this amendment in the first quarter of 2013 and it did not have an impact on its condensed consolidated financial statements.

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

Based on consistent revenue growth in 2011 and 2012, the Company opened three new stores last year, and opened an additional store in Huntington, NY on April 18, 2013. The Company will continue to pursue other new store locations that may be opened in 2013. However, our strategy to increase the number of retail store locations is based on finding optimal locations where demand for equestrian products is high and adequate capital to invest in its store expansion plan.

Consolidated Performance and Trends

The Company reported net income for the three months ended June 30, 2013 of $355,000 or $0.06 per diluted share, compared to net income of $400,000 or $0.07 per diluted share for the corresponding period in 2012, a decrease of 11.3%. The Company reported a net loss for the six months ended June 30, 2013 of $(183,000) or $(0.03) per diluted share, compared to net income of $543,000 or $0.10 per diluted share for the corresponding period in 2012.

The second quarter of 2013 results reflect our continuing efforts to execute our growth strategy in the retail market channel where revenues increased 23.2% to $11.7 million in the quarter. This trend of increased revenue in the retail market channel may be slowed or eroded by delays in the execution of our new store expansion strategy, constraints in available capital, and interim declines in consumer demand at our retail stores impacted by continued economic uncertainty and consequential consumer behavior. The Company responds to fluctuations in revenues primarily by delaying the opening of new stores, adjusting marketing efforts and operations to support our retail stores and managing costs. The success of our new store growth plan is dependent upon the response of our customers to these marketing strategies and evolving market conditions. Our direct market channel revenues decreased 3.4%, to $11.2 million in the second quarter of 2013, due to a reduced consumer spending and a shift by some consumers to shop more in stores. We respond to fluctuations in our direct customers’ response by adjusting the quantities of catalogs mailed and other internet marketing and customer-related strategies and tactics in order to maximize revenues and manage costs.

Given continued economic uncertainty, it is very difficult to accurately predict economic trends; however, we have resumed our store rollout strategy since 2011 and plan to continue to execute on prime new locations throughout 2013.

Single Reporting Segment

The Company operates and manages its business as one operating segment utilizing a multi-channel distribution strategy.

Results of Operations

The following table sets forth our unaudited restated results of operations as a percentage of revenues for the periods shown (1):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of revenues	62.4	62.2	63.3	62.2
Gross profit	37.6	37.8	36.7	37.9
Selling, general and administrative expenses	34.0	33.7	36.8	34.8
Income (loss) from operations	3.6	4.1	(0.1)	3.1
Interest expense, financing and other related costs, net	0.6	0.7	0.7	0.7
Other investment income	0.1	0.1	0.1	0.1
Income (loss) before income tax provision (benefit)	3.1	3.5	(0.7)	2.6
Provision (benefit) for income taxes	1.5	1.6	(0.2)	1.2
Net income (loss)	1.5	1.9	(0.4)	1.4

(1)	Certain of these amounts may not properly sum due to rounding.

The following table presents certain selected unaudited operating data (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

Revenues, net – direct	$11,211	$11,605	$21,995	$22,905
Revenues, net – retail stores	11,732	9,525	18,974	16,381

Revenues, net – total	$22,943	$21,130	$40,969	$39,286

Other restated operating data:
Number of retail stores(1)	19	16	19	16
Capital expenditures	369	679	745	1,121
Gross profit margin	37.6%	37.8%	36.7%	37.9%
Adjusted EBITDA(2)	1,198	1,139	682	1,799
Adjusted EBITDA margin(2)	5.2%	5.4%	1.7%	4.6%

(1)	Includes eighteen Dover-branded stores and one Smith Brothers store. The Huntington, NY Dover-branded store opened in April, 2013.
(2)	When we use the term “Adjusted EBITDA”, we are referring to net income minus interest income and other income plus interest expense, income taxes, non-cash stock-based compensation, depreciation, amortization and other investment (income) loss, net. We present Adjusted EBITDA because we consider it an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

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

•	Although stock-based compensation is a non-cash charge, additional stock options might be granted in the future, which might have a future dilutive effect on earnings and earnings per share; and

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table reconciles net income to Adjusted EBITDA (in thousands):

	Three Months Ended				Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2013		2012		2013		2012

Net income (loss)	$355	*	$400	*	$(183	)**	$543	**
Depreciation	284		217		547		424
Amortization of intangible assets	17		—		34		—
Stock-based compensation	70		62		139		124
Interest expense, financing and other related costs, net	147		153		271		262
Other investment income	(26)		(24)		(37)		(31)
Provision (benefit) for income taxes	351		331		(89)		477

Adjusted EBITDA	$1,198	*	$1,139	*	$682	**	$1,799	**

(*)	Includes gift card breakage income of $30,146 and $41,632 for the three months ended June 30, 2013 and 2012, respectively.

(**)	Includes gift card breakage income of $60,292 and $524,627 for the six months ended June 30, 2013 and 2012, respectively. 2012 includes the cumulative impact of the change in gift card breakage income of $441,362 recorded in the first quarter and breakage income of $83,265 for the six months ended June 30, 2012.

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Revenues

Total revenues increased $1.8 million, or 8.6%, to $22.9 million for the three months ended June 30, 2013 from $21.1 million for the three months ended June 30, 2012. Revenues in our direct market channel decreased $0.4 million, or 3.4%, to $11.2 million from $11.6 million in the corresponding period in 2012. Revenues in our retail market channel increased $2.2 million, or 23.2%, to $11.7 million from $9.5 million in 2012. The decrease in our direct market channel was due to weakness in consumer spending in this channel and a shift from direct to retail for some of their purchases. The increase in revenues from our retail market channel was due to strong sales growth from our newer stores as they mature, three additional retail stores and promotions. Same store sales for the three month period increased 4.2% over the prior year. In addition, breakage income of $30,146 was recognized during the three months ending June 30, 2013, compared to $41,633 for the three months ended June 30, 2012. The revenue was recognized in both retail and direct market channels based on where the gift card was issued.

Gross Profit

Gross profit for the three months ended June 30, 2013 increased $0.7 million, or 8.3%, to $8.6 million as compared to the $7.1 million in the corresponding period in 2012. Gross profit, as a percentage of revenues, for the three months ended June 30, 2013 decreased 0.2% to 37.6% from 37.8% for the corresponding period in 2012. The decrease in gross profit as a percentage of revenues was attributable to variations in overall product mix.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) increased $0.7 million, or 9.7% to $7.8 million for the three months ended June 30, 2013 from $7.1 million for the three months ended June 30, 2012. SG&A expenses, as a percentage of revenues, increased to 34.0% of revenues from 33.7% of revenues for the corresponding period in 2012 as a result of increased costs in 2013. SG&A increased primarily as a result of an additional $513,000 in labor, lease expense, professional fees and depreciation expense. Labor, lease and depreciation expense increased primarily due to the additional number of stores as compared to last year. Professional fee costs largely reflect our ongoing investments to improve our Internet channel as well as increases in consulting services.

Interest Expense

Interest expense, including amortization of financing costs, attributed to our term note and revolving credit facility decreased $6,000 or 3.9%, to $147,000 from $153,000 due to the decreased balance of the revolver portion of the Revolver Facility.

Other Investment Income

Net income from investment activities consists of the Company’s share of net earnings or loss of its affiliate as they occur. The Company’s net investment gain for the three months ending June 30, 2013 was $26,000, an increase of $2,000 over its net investment gain of $24,000 in 2012. The Company’s investment income or loss from investment activities are related to our investments in Hobby Horse Clothing Company, Inc. (“HH”) and Horsepharm, LLC.

Income Tax Provision

The provision for income taxes was $351,000 for the three months ended June 30, 2013, reflecting an effective tax rate of 50%, compared to $331,000 for the corresponding period in 2012, reflecting effective tax rate of 45%. The effective tax rate for the quarter was based upon management’s best estimates of the estimated effective rates for each entire year.

Net Income

The net income for the second quarter of 2013 decreased by $45,000, or 11.3%, to $355,000, compared to $400,000 in the second quarter of 2012. This decrease in the net income was due primarily to increased SG&A expenses related to lease expense, professional fees, depreciation and labor costs. The resulting quarterly income per diluted share decreased slightly to $0.06 in the second quarter of 2013 compared to $0.07 per diluted share for the corresponding period in 2012.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Revenues

Total revenues increased $1.7 million, or 4.3%, to $41.0 million for the six months ended June 30, 2013 from $39.3 million for the year ended June 30, 2012. Revenues in our direct market channel decreased $0.9 million, or 4.0%, to $22.0 million from $22.9 million in the corresponding period in 2012. Revenues in our retail market channel increased $2.6 million, or 15.8%, to $19.0 million from $16.4 million in 2012. The decrease in our direct market channel was due to weakness in consumer spending in this channel and a shift from direct to retail for some of their purchases. The increase in revenues from our retail market channel was due to strong sales growth from our newer stores as they mature, three additional retail stores and promotions. Same store sales for the six month period increased 0.5% over the prior year. In addition, breakage income of $60,292 was recognized during the six months ending June 30, 2013, compared to $524,627, including a cumulative impact of $441,362, during the six months ending June 30, 2012.

Gross Profit

Gross profit for the six months ended June 30, 2013 increased $0.1 million, or 0.9%, to $15.0 million from $14.9 million for the corresponding period in 2012. Gross profit, as a percentage of revenues, for the six months ended June 30, 2013 decreased 1.2% to 36.7% from 37.9% for the corresponding period in 2012. The increase in gross profit of $0.1 million was attributable to increased revenues in the retail channel and improved product margins offset by cumulative breakage income recorded in the first quarter of 2012. The decrease in gross profit as a percentage of revenues was attributable primarily to the variations in our overall product mix and pricing.

Selling, General and Administrative

Selling, general and administrative expenses increased $1.5 million, or 10.4%, for the six months ended June 30, 2013 to $15.1 million from $13.6 million for the corresponding period in 2012. Increased lease expense of $219,000, professional fees of $108,000, labor costs of $695,000, tax expense of $97,000 and depreciation of $86,000 were the primary causes for this increase in SG&A expenses. SG&A expenses, as a percentage of revenues, increased to 36.8% of revenues from 34.8% of revenues for the corresponding period in 2012 due to the increases in lease expense, professional fees, labor costs, tax expense and depreciation. Labor, lease, tax and depreciation increased primarily due to the additional number of stores as compared to last year. Professional fees largely reflect our ongoing investments to improve our Internet channel as well as increases in consulting services.

Interest Expense

Interest expense, including amortization of financing costs, attributed primarily to our term note and revolving credit facility increased $9,000 or 3.4% to $271,000 for the six months ended June 30, 2013 from $262,000 for the same period in 2012 due to the increased outstanding balance of our Revolver Facility.

Other Investment Income

Net income from investment activities consists of the Company’s share of net earnings or loss of its affiliate as they occur. The Company’s net investment gain for the six months ended June 30, 2013 was $37,000, an increase of $6,000 over its net investment income of $31,000 in 2012. The Company’s investment income from investment activities are related to our investments in Hobby Horse Clothing Company, Inc. (“HH”) and Horsepharm, LLC.

Income Tax Provision (Benefit)

The benefit for income taxes was $89,000 for the six months ended June 30, 2013, reflecting a restated effective tax rate of 33%, compared to a tax provision of $477,000 for the corresponding period in 2012, reflecting an effective tax rate of 47%. The effective tax rates were based upon management’s best estimates of the estimated effective rates for each entire year.

Net Income (Loss)

The net loss for the six months ended June 30, 2013 decreased $725,000 or 133.7%, to $(183,000) from $543,000 of net income for the corresponding period in 2012. This decrease in profitability was due primarily to increased SG&A expenses related to lease expense, professional fees, labor costs, tax expense and depreciation along with the cumulative impact of the breakage income recorded in 2012. In addition weaker than expected direct sales (as explained in Revenues above) reduced the gross margin contribution. The resulting income (loss) per diluted share decreased to $(0.03) for the six months ended June 30, 2013 as compared to $0.10 for the corresponding period in 2012.

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

Liquidity and Capital Resources

For the six months ended June 30, 2013, our cash was reduced by $45,000. Cash was utilized primarily for seasonal working capital requirements. The primary source for cash generated related to increased borrowings under our Revolver Facility. On March 29, 2013, the Company and the bank amended the Revolver Facility so that the Company can borrow three Capex Term Loans for capital expenditures used to open new stores. Under the amended Revolver Facility, the Company can borrow up to $13,000,000, of which up to $1,000,000 can be in the form of letters of credit and up to $8,000,000 can be advanced as Capex Term Loans, and increase the $13,000,000 maximum up to $20,000,000 at the discretion of the bank. To allow for additional borrowings for store openings the Company amended the covenants under the Credit Facility to eliminate the funded debt ratio and fixed charge coverage ratio as well as add the maximum balance sheet leverage ratio and minimum debt service charge ratio effective March 31, 2013. The Company was in compliance with all covenants under both credit facilities as of June 30, 2013.

If necessary, we plan in the future to seek additional financing from banks and leasing companies, or through public offerings or private placements of debt or equity securities, strategic relationships, or other arrangements. In the event we fail to meet our financial covenants with our bank, we may not have access through our line of credit to sufficient working capital to pursue our growth strategy or in certain situations, continuing operations, or our loans may be called requiring the repayment of all amounts on our loans.

Operating Activities

Cash utilized in our operating activities for the six months ended June 30, 2013 was $4.5 million compared to $2.2 million for the corresponding period in 2012. For the six months ended June 30, 2013, cash outflows consisted primarily of seasonal increases in inventory and initial stocking of new stores of $2.6 million and a net loss of $0.2 million, as well as reductions in accrued expenses and other current liabilities, gift certificate liability, accounts payable, income taxes payable and increases in prepaid and other assets of $3.1 million. Cash inflows were attributable to the results of operations which consisted of a reduction in accounts receivable as well increases in other non-cash expenses totaling $1.4 million of cash. For the six months ended June 30, 2012, cash outflows consisted primarily of seasonal increases in inventory and initial stocking of new stores of $0.8 million, as well as reductions in accrued expenses and other current liabilities, gift certificate liability, accounts payable and income taxes payable of $2.9 million. Cash inflows were attributable to the results of operations which consisted of net income and reductions in non-cash expenses of depreciation and amortization, stock based compensation and prepaid catalog and other assets totaling $1.5 million of cash.

Investing Activities

Cash utilized from our investing activities was $785,000 for the six months ended June 30, 2013 compared to utilized cash of $992,000 for the corresponding period in 2012. Investing activities consisted primarily of retail store improvement costs and new store equipment and fixtures.

Financing Activities

Net cash provided by our financing activities was $5.2 million for the six months ended June 30, 2013, compared to $3.1 million provided in the corresponding period in 2012. For the six months ended June 30, 2013, we funded our seasonal operating activities with net borrowings of $5.2 million under our Revolver Facility. For the six months ended June 30, 2012, we funded our seasonal operating activities with net borrowings of $3.6 million under our Revolver Facility.

Revolving Credit Facility

On July 30, 2013, the Company and the bank amended the covenants of the revolving line of credit (the “Revolver Facility”) by eliminating the funded debt ratio to EBITDA and fixed charge coverage ratio covenants and adding the covenant of the maximum balance sheet leverage ratio of 2.00 and the covenant of the minimum debt service coverage ratio of 1.20. The amendment was effective at the beginning of quarter ending June 30, 2013 and the Company was in compliance at June 30, 2013.

On March 29, 2013, the Company and the bank amended the Revolver Facility so that the Company can borrow three term loans for capital expenditures used to open new stores, Capex Term Loans. Under the amended Revolver Facility, the Company can borrow up to $13,000,000, of which up to $1,000,000 can be in the form of letters of credit and up to $8,000,000 can be advanced as Capex Term Loans. The $13,000,000 maximum may be increased up to $20,000,000 at the discretion of the bank. Funds available under the revolving portion of the Revolver Facility shall be reduced by the outstanding balance of the letters of credit and Capex Term Loans. The Company borrowed $2,340,000 as a Capex Term Loan on March 29, 2013 with equal principal repayments over 60 months. The Company may also borrow an additional $2,500,000 by December 31, 2013 and $3,000,000 by December 31, 2014 to fund capital expenditures for store openings. The Capex Term Loans to be funded in 2014 and 2015 will be interest only for 6 months followed by equal principal repayments over 54 months. Any outstanding balances borrowed under the Revolver Facility are due in full on March 29, 2015 unless the Revolver Facility is renewed by the bank in 2014 for another year. The Revolver Facility bears interest at the base rate, announced from time to time by the bank, plus an applicable margin determined by the Company’s funded debt ratio. As of June 30, 2013 the LIBOR (base rate) was 0.19%, plus the applicable margin of 2.94%. Interest is payable monthly. At its option the Company may have all or a portion of the unpaid principal under the Revolver Facility bear interest at various LIBOR or prime rate options.

The Company is obligated to pay commitment fees of 0.25% per annum on the average daily, unused amount of the Revolver Facility during the preceding quarter. All assets of the Company collateralize the Revolver Facility. Under the terms of the Revolver Facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios (eliminated effective March 31, 2013), maximum balance sheet leverage ratio (effective March 31, 2013), minimum fixed charge ratios (eliminated effective March 31, 2013), minimum debt service charge coverage ratio (effective March 31, 2013), minimum current asset ratios, and maximum capital expenditures. For the period ending June 30, 2013, the Company was in compliance with all covenants.

At June 30, 2013, the Company had the ability to borrow $13,000,000 on the Revolver Facility, subject to certain covenants, of which there was $4,452,000 outstanding under the revolving portion of the Revolver Facility and $2,262,000 outstanding as a Capex Term Loan, bearing interest at the net Revolver Facility rate of 2.94%. At December 31, 2012, the Company had $1,515,000 outstanding.

Term Notes, Senior Subordinated Notes Payable and Warrants

On March 28, 2011, the Company borrowed $5,500,000 in the form of a 7-year term note, the Term Note Facility, from the bank to refinance the $5,000,000 senior subordinated notes and deferred interest on those notes. The initial floating rate interest on the $1,600,000 of principal (the variable interest rate portion of the Term Note Facility) was 5.4% consisting of a 1.0% LIBOR floor plus a 4.4% margin. The initial floating rate interest on the $3,900,000 of principal (fixed portion of the Term Note Facility with the interest rate swap discussed below) was LIBOR plus 4.4%. On April 1, 2011, the Company entered into an interest rate swap contract to fix the interest rate at 7.4% on $3,900,000 of the Term Note Facility principal. The remaining $1,600,000 of the principal bears a floating rate based on a base rate, with a minimum of 1.0% as announced from time to time by the bank, plus a 4.4% margin. As of June 30, 2013, the LIBOR rate (base rate) was 0.19%. The combined interest rate of 1.0% and 4.4% resulted in a total interest rate of 5.4% at June 30, 2013. Interest is payable monthly. The Company is obligated to repay $786,000 of principal annually that commenced in April 2013 and will be extending to March 2018. The Company is further obligated to accelerate repayment of up to $1,600,000 in principal in the event it has excess cash flow determined by a cash flow recapture formula. All assets of the Company collateralize the Term Note Facility. Under the terms of the Term Note Facility, the Company is subject to certain covenants including, among others, maximum funded debt ratios (eliminated effective March 31, 2013), maximum balance sheet leverage ratio (effective March 31, 2013), minimum fixed charge ratios (eliminated effective March 31, 2013), minimum debt service charge coverage ratio (effective March 31, 2013), minimum current asset ratios, and maximum capital expenditures. For the period ending June 30, 2013, the Company was in compliance with all of the covenants under the Term Note Facility.

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

Working Capital and Capital Expenditure Needs

The Company believes our existing cash, cash equivalents, expected cash to be provided by our operating activities, and funds available through our Revolver Facility will be sufficient to meet our currently planned working capital and capital expenditure needs over at least the next twelve months. We anticipate increasing capital expenditures by adding stores in 2013 and beyond. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the expansion of our retail stores, the acquisition of new capabilities or technologies and the continuing market acceptance of our products. To the extent that existing cash, cash equivalents, cash from operations and cash from our Revolver Facility under the conditions and covenants of our credit facilities are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, businesses, services or technologies which we anticipate would require us to seek additional equity or debt financing, we may enter into these types of arrangements in the future. There is no assurance that additional funds would be available on terms favorable to us or at all. Funds from our Revolver Facility may not be available if we fail to meet the financial covenants contained in the loan agreements with our lender. For the period ending June 30, 2013, the Company was in compliance with all of the covenants under the Credit Facility.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

At June 30, 2013, there had not been a material change in any of the market risk information disclosed by the Company in our Amended 10-K. More detailed information concerning market risk can be found in Item 7A under the sub-caption “Quantitative and Qualitative Disclosures about Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 39 of our Amended 10-K.

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

Interest Rate Sensitivity

The Company had cash and cash equivalents totaling $254,000 at June 30, 2013. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We intend to maintain our portfolio of cash equivalents, including money market funds and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. As of June 30, 2012, all of our investments were held in money market funds.

The Company’s exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay our outstanding debt instruments, primarily certain borrowings under our Revolver Facility and on the $1,600,000 of the Term Note Facility that bear interest at a floating rate. The advances under the Revolver Facility and the $1,600,000 of principal of the Term Note Facility bears a variable rate of interest determined as a function of the prime rate and the published LIBOR rate at the time of the borrowing. If interest rates were to increase by two percent, the additional interest expense as of June 30, 2013 would be approximately $134,000 annually. At June 30, 2013, $4,451,921 was outstanding under the revolving portion of the Revolver Facility and $2,262,000 was outstanding under the Capex Term Loan.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on our recent Analysis and Correction – as described in our Quarterly Report on Form 10-Q for the period ending March 31, 2013, as filed with the SEC on June 5, 2013 – our principal executive officer and principal financial officer concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness as of those respective dates in our internal control over financial reporting described below. Despite the existence of the material weakness, we believe that the consolidated financial statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 present, in all material respects, our financial position, results of operations, comprehensive income and cash flows for the periods ending June 30, 2013 and 2012, respectively, in conformity with generally accepted accounting principles in the U.S. (“U.S. GAAP”).

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

As previously disclosed, management identified a material weakness in our internal control over financial reporting in accounting for gift card liabilities as of December 31, 2012. Specifically, we did not have adequately designed controls in place to ensure the appropriate accounting for and disclosure of gift card liability in accordance with U.S. GAAP. Management has, therefore, concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012.

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

During the review of the 2013 first quarter consolidated financial statements, management discovered that certain estimates of its gift card liabilities in 2011 and 2012 were materially overstated due to errors in accumulating and summarizing detail gift card activity. After a detailed analysis of the Company’s estimated gift certificate liabilities, management determined that the Company should revise its activity accumulation process and change to the itemization method for estimating gift card liabilities, based on a new database to track each gift card from and after January 1, 2013. Management has developed this new database and itemized method, and continues to develop related operational, monitoring and reporting controls to improve the effectiveness of its processes to record gift card liabilities and estimated breakage income.

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

Changes in Internal Control over Financial Reporting

As a result of the material weakness described above, management presented a proposed remediation plan to our audit committee and our board of directors concerning our internal control over financial reporting on August 01, 2013. The plan establishes a series of procedures to check the accuracy of the gift card activity and ending balance for future reporting periods. Remedying the material weakness described above will require management time and attention over the coming months and is not likely to result in additional incremental expenses. Although we do not anticipate this, any failure on our part to remedy our identified weakness or any additional errors or delays in our financial reporting would have a material effect on our business and could have a substantial impact on the trading price of our common stock. Subject to oversight by our board of directors, our chief executive officer will be responsible for implementing management’s internal control remediation plan, approved by our audit committee and accepted and approved by our board of directors.

Except as described above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are required to maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. In Item 4 of Part I of this Quarterly Report, management reports that a material weakness exists in the Company’s internal control over financial reporting. Due to this material weakness, management has concluded that as of December 31, 2012, the Company’s disclosure controls and procedures were not effective. Consequently, and pending the Company’s remediation of the matters underlying the material weakness, our business and results of operations could be harmed, we may be unable to report properly or timely the results of our operations, and investors may lose faith in the reliability of our financial statements. Accordingly, the price of our securities may be adversely and materially impacted.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not issue or sell any equity securities in the three months ended June 30, 2013.

Item 3.	Defaults Upon Senior Securities.

There were no defaults on the Company’s senior securities in the three months ended June 30, 2013.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not Applicable.

Item 6.	Exhibits.

Exhibit List

Number	Description

*10.76	Sixth Amendment to Loan and Security Agreement with RBS Citizens dated July 30, 2013

*31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

*31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

‡32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.
‡	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOVER SADDLERY, INC.

Dated: August 13, 2013	By:	/s/ David R. Pearce

David R. Pearce, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Description

*10.76	Sixth Amendment to Loan and Security Agreement with RBS Citizens dated July 30, 2013

*31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

*31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

‡32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.
‡	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement