Form 10-K
period 2013-12-31
DOVER SADDLERY INC
filed 2014-03-31
CIK 1071625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51624

Dover Saddlery, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3438294
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

525 Great Road, Littleton, MA	01460
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(978) 952-8062

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of common stock held by non-affiliates of the registrant as of the close of the last business day of the registrant’s most recently completed second fiscal quarter was $12,880,007.

Shares outstanding of the Registrant’s common stock at March 25, 2014: 5,351,398.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement for the Annual Meeting of Stockholders of Dover Saddlery, Inc. held on May 7, 2014 which were filed with the Securities and Exchange Commission within 120 days after December 31, 2013, are incorporated by reference in Part III of this Form 10-K.

DOVER SADDLERY, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013

EX-23.11                                            Consent of McGladrey LLP

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

The Company

Dover Saddlery, Inc., a Delaware corporation (the “Company”), is a leading specialty retailer and the largest omni-channel marketer of premium, equestrian products in the U.S. For over 37 years, Dover Saddlery has been a premier upscale brand in the English-style riding industry. We sell our products through an omni-channel strategy, including direct and retail. This omni-channel strategy has allowed us to use catalogs and our proprietary database of over two million names of equestrian enthusiasts as a primary marketing tool to increase catalog sales and to drive additional business to our e-commerce websites and retail stores.

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

The Company’s management team is highly experienced in both the direct and retail channels with an average of more than 37 years of experience in the equestrian business. Since Stephen Day acquired an ownership interest in the Company and joined as the Company’s President and Chief Executive Officer, he and the rest of the management team have grown annual revenues from $15.6 million to $93.8 million from 1998 through 2013. Prior to joining the Company, Mr. Day was responsible for building the only other national English-style equestrian products direct marketing and multi-unit retail company, State Line Tack.

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

Through the Company’s subsidiaries, as of December 31, 2013, the Company operates twenty-one retail stores under the Dover Saddlery brand and one retail store under the Smith Brothers brand. We have identified additional market locations throughout the U.S., which we believe are attractive for our planned retail store expansion and can allow us to capitalize on the highly fragmented nature of the retail equestrian products market and to take advantage of our strong brand name recognition. These additional locations have been identified using our proprietary, mathematical, store-optimization model, which selects the locations nationwide with the strongest potential and optimizes distances between stores to enhance revenue potential. Our current targets are based on an optimization model of 50 locations, each utilizing one of three different store formats, depending on the location and revenue potential of the area. We believe that our proprietary, mathematical, store-optimization model assists us in locating potential retail sites and gives us a competitive advantage in finding optimal new store locations.

Based on our experience to date with opening new retail stores in areas where we have a high level of existing direct customers, as well as the experience of other omni-channel retailers, we believe that expanding the number of retail store locations and focusing on our omni-channel strategy are keys to our continued success.  In 2013, the Company opened four additional retail stores; going forward the Company intends to continue its store expansion campaign and has indentified additional locations for consideration.

The Company’s mission is to grow our business by providing the most comprehensive offering of the highest quality and most technically advanced equestrian tack, specialized apparel, horse care and stable products to serious equestrians, with a profitable and efficient operating model.

Our History

The Company was founded in 1975 by Jim and David Powers who were top-ranked, English riding champions on the U.S. Equestrian team. Jim Powers was also a member of the 1972 U.S. Olympic equestrian team. The brothers aimed to bring their unique understanding of higher level equestrian competitive needs to better serve the industry’s customers. As a result of their focus on quality and premium positioning for over 37 years, Dover Saddlery earned its reputation as a premier, upscale brand in the English riding industry. The Powers opened the Wellesley, MA retail store in 1975 and began catalog operations in 1982.

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

The Company’s management team identified the large Western-style equestrian market as a growth opportunity and, in 2002, acquired the Smith Brothers catalog and website, www.smithbrothers.com. In 2003, we acquired rights in the Miller’s Harness brand for use in catalog and Internet sales to target entry-level and lower-cost equestrian products customers. In 2011, we stopped marketing the Miller’s brand.  In 2004, we opened a Smith Brothers store in Denton, TX.

In April 2004, we expanded our Littleton, MA warehouse and office facility to 100,000 square feet and in April 2005, opened our third Dover Saddlery store in Plaistow, NH.

In June 2006, we acquired Dominion Saddlery and over the next nine months, remodeled, expanded, and converted Dominion’s four stores into Dover Saddlery stores.  In September 2006, we opened our Hunt Valley, MD store.

In 2007, the Company opened four Dominion stores under the Dover brand, which included the Chantilly, VA, Charlottesville, VA, Lexington, VA and the Crofton, MD stores.

In 2008 and 2009, the Company opened three stores and one store, respectively, under the Dover brand.  These stores included Dallas, TX, Branchburg, NJ, Alpharetta, GA and North Kingstown, RI.  No stores were opened in 2010.

In 2011, the Company opened two stores under the Dover brand in Parker, CO and Libertyville, IL.

In 2012, the Company opened three stores under the Dover brand in Warrington, PA, Medina, MN and Raleigh, NC.

In 2013, the Company opened four stores under the Dover brand in Huntington, NY, Winter Park, FL, Austin, TX and Charlotte, NC. As of December 31, 2013, we operated twenty-one stores under the Dover Saddlery brand and one store under the Smith Brothers brand.

Competitive Strengths

The Company believes that we are uniquely positioned in the equestrian tack, specialized apparel and horse care and stable products industry to grow through our omni-channel strategy. We believe that we have numerous competitive strengths, including:

Experienced Management with a Track Record of Growth and Profitability:  The Company was founded in 1975 and has over 37 years of operating history. Stephen Day joined the Company after successfully building and growing another equestrian products catalog and retailer, State Line Tack. Our management team has extensive experience in direct marketing and retail as well as an average of more than 37 years of experience in the equestrian products business. Since Stephen Day became president and chief executive officer in 1998, we have grown annual revenues from $15.6 million to $93.8 million.

Established Brand in English-Style Riding Equipment and Apparel:  The Company is known for offering the highest quality products, the most comprehensive selection and excellent customer service. Since our founding over 37 years ago, we have built a reputation with a large and growing following in the equestrian products marketplace. Dover Saddlery is the only nationally recognized retail, omni-channel brand in the English-style equestrian products industry, and we believe our Dover Saddlery brand is a significant asset as we continue our retail store expansion and omni-channel growth strategy.

Leading Equestrian Products Retailer of Quality Tack:  With over $93.8 million in 2013 revenues, we believe we hold the largest market share among premium equestrian products retailers for equestrian tack and specialized equestrian apparel. The Dover Saddlery catalog is known by many customers as a leading source for English-style equestrian products, and the Smith Brothers catalog is a significant retail brand in the Western-style riding market.

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

Successful Omni-channel Strategy:  The Company’s omni-channel strategy of using direct and retail market channels has enabled us to capture customer data, achieve operational synergies, provide a seamless and convenient shopping experience for our customers, cross-market our products and reinforce our brand across channels. Through our sophisticated customer database, we have observed that omni-channel customers have bought, on average, nearly three times more products per year than single-channel customers.  To date, we have successfully executed on our strategy with the addition of twenty new stores bringing our Dover branded retail store count to twenty-one and adding a single Smith Brothers branded retail store.

Excellent Customer Service:  The company-wide focus on exceptional customer service is integral to our success. We promote a culture of prompt, knowledgeable and courteous service and strive for a consistent customer experience across both order channels. Over 90% of our customer service and sales representatives are horse enthusiasts. Additionally, our representatives receive ongoing product training from merchandise suppliers and internal product specialists. We also have a policy of offering customers a 100% satisfaction guarantee. We believe that our well-trained, knowledgeable staff and our historical ability to fill approximately 97% of the items ordered within an average of 1.5 business days in 2013 from our in-stock inventory are some of the reasons why we have had historically low return rates and high repeat customer rates.

Attractive Customer Demographics:  Dover Saddlery customers are primarily affluent females with a passion for the English-style riding sport. We believe them to be discerning, luxury-oriented customers who often choose to buy from us because of the high quality offering and prestige of owning the premier brands. Based on demographic data available to us, we believe that more than two-thirds of households that own horses have incomes above the national median household income of $51,900. Our customer base has been very loyal as demonstrated by high repurchase rates.

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

Broad and Distinctive Selection of High Quality, Need-based Products at Competitive Prices with Rapid Order Fulfillment Capability:  The Company has feature-rich, need-based, functional offerings encompassing virtually every product necessary to own, ride, train and compete with a horse. We differentiate ourselves from our competition by our vast breadth and depth of inventory.  We offer products ranging from entry-level to premium brands. We carry premium brands, private label and non-branded products to meet the broad range of customer expectations and needs. Because a percentage of our products are characterized as “need-based” for the continued care of a horse, we believe that this contributes to a high degree of predictable buying patterns by our customers. In addition, approximately 85% of our products do not change from one year to the next.

The Company’s large inventory has allowed us to ship approximately 97% of the items ordered within an average of 1.5 business days in 2013. We are also able to ship any product we offer to our retail stores on a rapid replenishment basis, effectively increasing our retail store inventory to match the assortment and depth that is available from our catalogs. This provides our customers with the ability to walk into any of our retail stores and access our entire product offering. Competitors who maintain only one or even a few stores are unable to match the breadth, depth and availability of our $23.6 million in total inventory.

Growth Strategies

Having established ourselves as the largest omni-channel marketer in the premium equestrian products market, we are continuing our strategy to capitalize on our strong brand equity, take advantage of our comprehensive customer database, achieve operational synergies, cross market products and provide a seamless and convenient shopping experience across channels. We have observed that our omni-channel customers have bought, on average, nearly three times more product per year than single-channel customers, and, therefore, an omni-channel model is a key part of our strategy to grow our revenues, profits and market share. Our growth strategy includes several key components.

Open Dover Saddlery Retail Stores in Targeted Locations:  As of December 31, 2013, the Company operated twenty-one Dover Saddlery branded stores targeted at the English-style, riding segment and one Smith Brothers branded store targeted at the Western-style, riding segment. The equestrian products market is estimated at $5.8 billion, yet no national, equestrian products, specialty retail chains exist and there are only a limited number of small, regional, multi-unit English equestrian products retailers. In addition to our 21 existing store sites, we have identified an additional 29 locations throughout the U.S., which we believe are attractive for our retail store expansion and will allow us to capitalize on the highly fragmented nature of the retail equestrian products market and our strong brand name recognition. These locations have been identified using our proprietary, mathematical, store-optimization model, which selects the locations nationwide with the strongest potential and optimizes distances between stores to enhance revenue potential. The model optimizes distances between stores with concentrations of current customers. Our marketing efforts have provided detailed customer data regarding location and sales performance that has given us the ability to plan and perform extensive site analysis. Our current targets are based on an optimization model of 50 locations, each utilizing one of three different store formats, depending on the location and revenue potential of the area. We believe that our proprietary, mathematical, store-optimization model, which assists us in locating retail sites, will continue to give us a competitive advantage in finding attractive locations.

Expand Our Direct Market Channel:  The Company’s catalog business drives traffic to our Internet store and retail market channel. We plan to expand our direct market channel business through marketing campaign initiatives to existing and new customers. We seek to increase the number of customers and prospects that receive a catalog, increase the numbers of customers buying through both market channels, and increase the amount each customer spends for our merchandise through the continued introduction of new products and promotional strategies. We plan to continue to utilize web-based opportunities with promotional, targeted e-mail programs, refer-a-friend programs, on-line search engines and shopping comparison websites. We intend to continue our practices of using banner advertising on qualified equestrian websites, of having links to and from qualified equestrian websites, and of sending prospect e-mails to qualified equestrian e-mail lists.

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

2013 Accomplishments

In pursuit of our goals as the largest equestrian retailer of quality tack and specialty riding apparel, we accomplished the following in 2013:

·                  Continued to enhance and expand the Dover Saddlery product offering

·                  Opened four Dover branded retail locations in Huntington, NY, Winter Park, FL, Austin, TX and Charlotte, NC

·                  Increased total sales by 8.7% with retail market channel sales increasing by 17.7%

·                  Re-launched and enhanced the Smith Brothers e-commerce website

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

According to American Sports Data, over 5.6% of the U.S. population, or 16.8 million people, ride horses with an average of 21.7 participating days per year, which exceeds participation in other popular outdoor sports, such as downhill skiing at 4.6% and 6.3 days and mountain biking at 2% and 18.1 days. There are many indicators that point to the continued growth of the equestrian products industry. A study by NFO Research indicated that 10% of U.S. households are involved in riding, an additional 5% were involved at one time and 18% would like to become involved. There has also been an increase in nationally televised programming of equestrian sports.  NBC now broadcasts the International 3-day event from Lexington, KY (called Rolex) each year and in 2010, showed over 16 hours of events from the World Equestrian Games.  The World Equestrian Games were held for the first time in the United States in September 2010.  In 2012, equestrian sports was a part of the summer Olympics, hosted in London, England, which included televised team and individual events for jumping, dressage and eventing.

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

The Internet is a key driver of targeting customers in our direct market channel. Industry research estimates that online sales in the U.S. reached $263.3 billion in 2013.  This was an increase of 16.9% from 2012.  As the price of personal computing declines and Americans become more technologically savvy, many are choosing to browse and buy over the Internet including access to smart phones and tablets. Consumers are now turning to shopping via their cell phones and tablets, otherwise known as mobile commerce.

We believe that a large, highly fragmented industry with affluent, passionate horse enthusiasts presents us with the opportunity to use our reputation and omni-channel strategy to increase our market share and revenues in the future.

Customers

The Company’s English riding customers are primarily affluent females with a passion for the English riding sport. We believe them to be discerning, luxury-oriented customers who often choose to buy from us because of the high quality offering and prestige of owning the premier brands. Based on demographic data from the American Horse Council (AHC), we believe that more than two-thirds of households that own horses have incomes above the national median household income of $51,900 as reported by the 2013 U.S. Census Bureau. Our customer database provides for each customer a summary of the recency, frequency and monetary value of that customer’s orders as well as a detailed listing of each item the customer has ordered for the past five years. Our customers have been very loyal as demonstrated by high repurchase rates.

Our Omni-Channel Strategy

The Company has established itself as the largest omni-channel marketer of equestrian tack, specialized apparel, horse care and stable products in the U.S. and plans to continue our omni-channel retail strategy to capitalize on strong brand equity and utilize our customer database. This omni-channel strategy enables us to capture customer data, achieve operational synergies, provide a seamless and convenient shopping experience for our customers, cross market our products and reinforce our brand across channels. We believe that our strategy is working. Through the data captured by our sophisticated customer database, we have determined that omni-channel customers buy, on average, nearly three times more product per year than customers who only purchase through a single-channel. This is supported by the experiences of other successful omni-channel retailers such as Eddie Bauer and JC Penney. Eddie Bauer’s omni-channel customers spend, on average, approximately six times more than its single-channel customers and JC Penney’s omni-channel customers spend, on average, approximately five times more than its single-channel customers.

Our omni-channel business model has several key elements:

·

Our catalogs are targeted marketing tools which we use to obtain customers, gather customer demographic data, increase the visibility of the Dover Saddlery and Smith Brothers brands, increase visits to the Internet and drive traffic to our retail stores;

·

Utilize our large, information-rich customer database to cross market our products, prospect for customers, forecast sales, manage inventory, tailor catalog mailings and plan for our retail store expansion;

·

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

·

Use search engine optimization (“SEO”) and search engine marketing (“SEM”) to generate qualified Internet and mobile consumers. The Company also emails its customers to promote Internet, mobile and retail sales.

Based on research of other similar omni-channel concepts, we believe that, when mature, the natural channel balance of an omni-channel retailer tends to stabilize with 60% to 80% of the sales coming from the retail market channel. This retail purchasing preference on the part of consumers is even more pronounced in the equestrian industry. Research by Frank N. Magid Associates, Inc. indicates that 80% of tack customers shop at retail stores. Since we currently have just about 46.4% of our total revenues coming from retail stores, we believe that there is significant opportunity to develop our omni-channel strategy and pursue our targeted retail store expansion. See “Retail Store Operations and Expansion”.

Our experience from the Hockessin, DE store has shown that within two years of opening, direct sales from customers within a 30-mile radius of this store exceeded sales levels prior to its opening and led to sales of approximately 150% compounded annual growth over the first two years of operation.

Although our Wellesley, MA store has been in operation for over 37 years, we have maintained an impressive mix of both direct and retail store sales in the area. The direct sales in the area surrounding the store demonstrate that even though we have a retail location, the convenience of omni-channel shopping over the Internet or by catalog has been appealing to our customers located within 30 miles of the store. We believe that this provides further support to the potential value created by opening up retail stores in areas that already have a strong customer base.

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

Our direct market channel generated approximately $50.3 million in revenues in 2013 or 53.6% of our total Company revenues. Our proprietary database contains over two million names.  We expect this database to continue to grow as we open additional retail locations.

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

·              Dressage.  This edition introduces the latest in new products for the dressage rider as well as promoting dressage as a form of riding. Dressage is a form of exhibition riding in which the horse performs a pre-programmed ride demonstrating highly schooled training.

·              Eventing.  This edition focuses on the cross-country phase of three day eventing, a triathlon of equestrian sports including dressage, cross-country and show jumping. The specialized saddles and equipment necessary for conditioning and competing the event horse for this endurance test are emphasized in this edition.

·              Hunter/Jumper.  This edition showcases the best saddles and tack used by world-class riders in the hunter/jumper ranks, whose participants jump fences in a stadium-jumping arena. At the highest level, these riders compete in Grand Prix jumping events for prize money of up to $1,000,000 per event.

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

Our wired and mobile websites are integral to our omni-channel strategy. The websites reinforce our relationship with current catalog customers and are a fast growing source of new customers. New customers acquired through the websites have historically been highly responsive to subsequent catalog mailings and Internet marketing.

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

Retail Store Operations and Expansion

As of December 31, 2013, we operated twenty-one stores under the Dover Saddlery brand and one store under the Smith Brothers brand. We intend to continue to expand our retail store operations going forward, primarily under the Dover Saddlery brand.  We expect favorable retail store leasing costs and the availability of high quality real estate to provide ample store expansion opportunities in 2014 and beyond.  We, therefore, will continue focusing on our site selection efforts and lease negotiations in 2014.

Retail Store Locations

Dover Saddlery

New England

Plaistow, NH

Wellesley, MA

North Kingstown, RI

Mid-Atlantic

Hockessin, DE

Crofton, MD

Hunt Valley, MD

Branchburg, NJ

Chantilly, VA

Charlottesville, VA

Lexington, VA

Warrington, PA

Huntington, NY

Mid-West

Libertyville, IL

Parker, CO

Medina, MN

South

Alpharetta, GA

Dallas, TX

Raleigh, NC

Winter Park, FL

Austin, TX

Charlotte, NC

Smith Brothers

Denton, TX

Our retail stores carry largely the same product mix as our catalogs and websites to promote convenience and shopping frequency. The broad selection of retail product and the availability of inventory from our warehouse allows for superior customer service. To the extent that a certain item is not physically available at a retail store, store personnel will work with the customer to ensure prompt in-store or home delivery of the item from our fulfillment center, according to the customer’s preference. Each store’s mission is to foster loyalty and provide face-to-face answers to customers’ questions. Sales staff are carefully selected and trained to provide accurate and helpful product information to the customer. In most cases, they are experienced equestrians.

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

An ‘A Store’ model has approximately 9,000 to 12,000 square feet and assumes an average initial net investment of approximately $1.2 million, including approximately $200,000 of pre-opening costs and $625,000 of inventory.  As of December 31, 2013, we had nine A stores.

A ‘B Store’ model has approximately 4,000 to 6,000 square feet and assumes an initial investment of approximately $0.9 million, including approximately $100,000 in pre-opening expenses and $545,000 in inventory, and is projected to generate approximately the same level of sales per square foot as the A Store model.  As of December 31, 2013 we had two B stores.

A ‘C Store’ model has approximately 3,000 to 4,000 square feet and assumes an average initial net investment of approximately $0.6 million, including approximately $50,000 of pre-opening costs and $440,000 of inventory.  As of December 31, 2013, we had ten C stores.

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

Marketing

Dover’s brand position is “The Source” for English equestrian tack and apparel.  Utilizing an omni-channel marketing strategy, we sell our products directly to English riders through our stores, on our website, and over the phone.

We collect name, address and email data from our buyers in all channels, as well as many other details about the buyer’s purchase history.  This customer data supports the majority of our marketing strategy as we rely heavily on database marketing methods to drive our business, both in retaining existing buyers and attracting new ones.

Our buyer retention strategy includes email, catalog marketing, and stellar service in all channels. We email several times per week to introduce new products, advertise hot prices on existing products, and invite buyers to shop our closeout deals.

We also send a series of emails triggered by actions customers take on the website.  Our top buyers receive catalogs monthly ranging from our 364 page full-line catalog to our seasonal and sale catalogs, which vary in page count. Strong vendor relationships support Dover’s wide breadth and depth of products, as well as a superior inventory position.  Dover’s website contains rich content including product videos, enlarged product images, detailed product descriptions and product reviews.  Dover is known for its world-class customer service, through every channel, underscored by our 100% Satisfaction Guarantee – your money back any time for any reason.  Our goal is to dazzle every rider with the experience of buying from Dover, so that they will want to come back again and again.

We acquire new buyers by opening new stores in strategic geographic areas.  Our proprietary new store model utilizes our national buyer database to establish the best zip codes in which to place our new stores.  When a new Dover store comes to town, we kick off the celebration with a VIP party, as well as hosting a grand opening sale throughout the opening weekend.  Fliers and invitations are sent to existing and prospective buyers.

In regions where we have existing stores, or do not have stores, our primary methods of acquiring new buyers are search marketing, catalog prospecting, and email marketing.  These methods of acquisition drive new customers directly to our website, stores, or call center.

In addition to the names and addresses collected from our buyers, we augment our marketing database with contact details of prospective buyers from other sources.  Our “grass-roots” data collection program provides gift certificates to equestrian organizations and events, in exchange for lists of members and event attendees. In this way, not only do we get orders resulting from the distributed gift certificates, we also utilize the data to contact prospective buyers through email and catalog mailings.  This information, as well as data we get from sponsoring major national equestrian associations, is also used to evaluate prospective store locations.

As our business is largely driven through direct marketing, it requires a great deal of both print and digital marketing collateral, which our award-winning creative team produces entirely in-house.  In addition to the layout, production and printing of our catalogs, the creative team is also responsible for writing lengthy, descriptive, keyword-rich copy which our web team uses to optimize search engine marketing.  The glamorous product photography found within our catalogs is also reproduced digitally, in larger format, on our website.  The creative team’s workflow employs the latest digital reproduction technology as well as content and image management systems to ensure the latest content is efficiently replicated across multiple media forms, in support of our omni-channel marketing strategy.

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

Inventory

An additional way that we differentiate ourselves from our competition is through our breadth and depth of inventory. We believe our inventory is deeper than our competitors’, with $23.6 million in on-hand inventory as of December 31, 2013. With our extensive inventory position and rapid fulfillment capability, we were able to fill approximately 97% of the items ordered within an average of 1.5 business days in 2013. Based on our inventory management systems, continuous monitoring of the products we carry and the fact that we carry very few fashion forward products, we have historically had little inventory turn obsolete. Despite the high level of inventory, our goal is to turn warehouse inventory five times per year, and we historically have had no material inventory write-downs.

All of the products that are presented in our catalogs are available online and customers can use our websites to enter orders, shop online and check inventory availability. On average, our type ‘A’ retail stores stock inventory items that represent over 65% of the merchandise sales we make available through our direct market channel. All items are available to customers entering our stores by either direct shipment to a customer’s home or for in-store pickup from our fulfillment center.

Product Mix and Merchandising

The Company’s feature-rich, need-based, functional products encompassing virtually every product necessary to own, ride, train and compete with a horse. We differentiate ourselves from our competition by our vast breadth and depth of product offerings. We offer products ranging from entry-level price points to the premium high-end, and carry leading brands, niche brands and private label brands to meet the broad range of customer expectations and needs. Our product mix has been relatively consistent over the last five years. We carry the premier names and the most comprehensive offering of the highest quality, broadest range and most technically advanced tack and related gear for serious equestrians. The sales pattern for equestrian products is fairly consistent from year to year. Introductions of new fashions are generally limited, making sales per item relatively more predictable. The low SKU turnover reduces inventory obsolescence and overstock risks.

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

Seasonality

The Company experiences seasonal fluctuations in revenue and operating results. Due to buying patterns around the holiday season and a general slowdown during the later part of the summer months, our revenues are traditionally higher in the fourth quarter. In fiscal 2013, we generated 32.3% of our annual revenues during the fourth quarter.

Employees

At December 31, 2013, we had 729 employees; approximately 216 were employed full time. None of our employees are represented by a labor union or are parties to a collective bargaining agreement. We have not experienced any work stoppages and consider our relationship with our employees to be good.

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

During seasonal and cyclical changes in our revenue levels, to fund our retail growth strategy, and to fund increases in our direct business, we make use of our credit facilities, which are subject to maximum balance sheet leverage ratio, minimum debt service charge coverage ratio, minimum current asset ratios, maximum capital expenditures and related covenants.  If we are out of compliance with our covenants at the end of a fiscal period, it may adversely affect our growth prospects, require the consent of our lender to open new stores or in the worst case, trigger a loan default and require the repayments of all amounts then outstanding on our loans.  In the event of our insolvency, liquidation, dissolution or reorganization, the lender under our revolving credit facility and term note would be entitled to payment in full from our assets before distributions, if any, were made to our stockholders.

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

As a result of the strategic initiatives process that the Company announced in September 2013, or otherwise, we may obtain additional financing by issuing equity securities that will dilute the ownership interests of existing shareholders. If we are unable to obtain additional financing, we may be forced to scale back operations or be unable to address opportunities for expansion or enhancement of our operations.

Management’s determination that a material weakness exists in our internal controls over financial reporting could have a material adverse impact on the Company.

We are required to maintain internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.  In Item 9A of Part II of the Company’s amended Annual Report on For 10-K/A (as filed with the SEC on June 5, 2013), the Company reported that a material weakness existed in the Company’s internal control over financial reporting, in respect of its accounting for gift card liabilities; and that as a result, management had concluded that as of December 31, 2012, the Company’s disclosure controls and procedures were not effective. The Company has since corrected that prior weakness, and, as reported in Item 9A of Part II of this Annual Report, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

In the event that a material weakness in the Company’s controls arises in the future and is not timely remediated, our business and results of operations could be harmed, we may be unable to report properly or timely the results of our operations and investors may lose faith in the reliability of our financial statements. Accordingly, the price of our securities may be adversely and materially impacted.

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

As of December 31, 2013, the Company had twenty-two retail stores.  In response to the recent economic recession, we placed on hold for part of 2009 and in 2010 our plan to rapidly increase the number of retail stores and opened only two stores in 2011, three stores in 2012 and four stores in 2013.  A significant percentage of our projected future growth had been expected to be generated from new locations. If we experience delays in opening new stores, fail to select appropriate sites, encounter problems in opening new locations, or have trouble achieving anticipated sales volume in new locations, our growth and profitability will be adversely impacted.  Furthermore, any one or more of the new stores we intend to open may not be profitable, in which event our operating results may suffer.

As the economic recovery continues, our subsequent ability to expand our retail presence depends in part on the following factors:

·              favorable economic conditions;

·              our ability to identify suitable locations in key markets with attractive demographics and which offer attractive returns on our investments;

·              the availability of suitable locations at lease rental rates consistent with our expansion model;

·              our ability to negotiate favorable lease and construction terms for such locations;

·              our ability to execute sale/leaseback transactions on satisfactory terms, if at all;

·              our ability to fund the development and furnishing of new stores may be limited or impaired;

·              competition for such locations;

·              the timely construction of such retail stores;

·              our ability to receive local and state government permits and approvals in connection with such locations;

·              our ability to attract, train, and retain skilled and knowledgeable store personnel; and

·              our ability to provide a product mix that meets the needs of our customers.

In addition, each retail store is expected to require approximately $600,000 to $1.2 million of capital, including start up costs, leasehold improvements and inventory, and excluding the cost of the real estate. If actual costs are higher than expected or if sales in such stores are lower than expected, we may not be able to open as many retail stores as anticipated or we will need to raise additional capital in order to continue our growth.

Changes in subjective assumptions, estimates and judgments by management resulting from external factors or accounting standards could significantly affect our financial results.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including, but not limited to, revenue recognition, sales returns reserves, gift-card breakage income, inventories, vendor rebates and other consideration, income taxes, litigation, and other contingent liabilities, are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance. For example, our future performance might be adversely affected by variability in inflation rates of health care costs, resulting from the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, which expands health care coverage to many uninsured individuals and expands coverage to those already insured, and might cause material increases in health care costs or accruals for us and our vendors, that in turn could adversely affect our revenues, margins or both.

Current economic conditions and the global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

Since the recession that started in December 2007 ended in 2009, the domestic economic recovery has been uneven and slow.  Even though unemployment has fallen to 6.7% from 7.8% in the U.S, it is still not clear when a sustained robust economic recovery will begin. The recent historical decrease and any future decrease in economic activity in the United States or in other regions of the world in which we do business could adversely affect our financial condition and results of operations. Continued and potentially increased volatility, instability and economic weakness, together with political instability in emerging markets and potential higher energy and fuels costs and a resulting decrease in discretionary consumer and business spending may result in a reduction in our revenues. We currently cannot predict the extent to which our revenues may be impacted. In addition, financial challenges experienced by our suppliers or distributors could result in product delays and discontinuances, a lack of new products, inventory imbalances and/or cost increases, and less favorable trade credit terms.

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

An important part of the business plan had been to increase our number of stores and enter new geographic markets.  In light of the recent economic recession, the Company placed that plan on hold in 2009 and 2010, but opened two stores in 2011, three stores in 2012 and four stores in 2013.  Since the IPO, we had opened fourteen new stores through December 31, 2013 and remodeled, expanded and converted four stores from the Dominion Saddlery acquisition.  If financial and economic indicators forecast sustainable improvement, we plan to open additional stores.  For our growth strategy to be successful, we must identify and lease or buy favorable store sites, hire and train associates and adapt management and operational systems to meet the needs of our expanded operations. These tasks may be difficult to accomplish successfully, and may also be restricted by covenants and conditions in our loan agreements.  If we are unable to open new stores as quickly as planned, our future sales and profits could be materially adversely affected.  Even if we succeed in opening new stores, these new stores may not achieve the same sales or profit levels as our existing stores. Also, our expansion strategy includes opening new stores in markets where we already have a presence so we can take advantage of economies of scale in marketing, distribution and supervision costs.  However, these new stores may result in the loss of sales in existing stores in nearby areas.

The Company’s stock price may fluctuate based on market expectations.

The public trading of our stock is based in large part on market expectations that our business will continue to grow and that we will achieve certain levels of net income. If our quarterly financial performance does not meet the expectations of investors, our stock price would likely decline. The decrease in the stock price may be disproportionate to the shortfall in our financial performance.

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

The Company has historically granted options to employees as a significant part of our overall compensation package.  As of December 31, 2013, our employees and non-employee directors held vested options in the aggregate to acquire 530,555 shares of common stock, all of which were exercisable at a weighted average sale and exercise price of $3.44 per share.  As previously reported, in February 2013 and August 2013, an employee and senior executive officer purchased for cash 700 and 10,576 shares of the Company’s common stock through exercise of an incentive stock option at $3.10 and $1.36 per share, respectively.  In addition, in November 2013 a senior executive officer purchased for cash 2,644 shares of the Company’s common stock through exercise of an incentive stock option at $1.24 per share. In November 2013 various employees and officers voluntarily forfeited options to purchase a total of 89,117 shares of the Company’s common stock that had an initial incentive stock option price of $7.50 and $10.00 per share.  To the extent that option holders exercise other vested outstanding options to purchase common stock, there may be further dilution. Future grants of stock-based compensation to employees may also result in dilution. We may raise additional funds through future sales of our common stock. Any such financing may result in additional dilution to our shareholders.

In addition to causing dilution, stock option grants increase compensation expense and may negatively impact our stock price.

The Company is required to take a current charge for compensation expense associated with our grant of stock options.  For the year ended December 31, 2013, we recognized $310,000 of non-cash, stock-based compensation expense. This charge has the effect of decreasing our net income and earnings per share, which may negatively impact our stock price.  To the extent the Company makes future grants of stock-based compensation to employees, this charge will increase.

If the Company cannot continue to successfully generate demand from the direct market channel, it would negatively impact growth and profitability.

Revenues from the Company’s direct market channel generated 53.6% of our revenues in 2013, and we expect such demand to continue to generate at least half of our revenues for at least the next few years. Our success depends on our ability to market, advertise and sell our products effectively through our various catalogs and Internet sites. We believe that the success of our direct market channel depends on:

·              favorable economic conditions;

·              our ability to offer a product mix that is attractive to our customers;

·              our ability to provide enough value to offset competitors free shipping offers;

·              the price points of our products relative to our competitors;

·              our ability to achieve adequate purchase response rates to our mailings;

·              our ability to add new customers in a cost-effective manner;

·              timely delivery of catalog mailings to our customers;

·              efficient interface for our Internet and mobile web sites;

·              a seamless buying experience for our customers across both of our channels; and

·              cost effective and efficient order fulfillment.

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

In response to the recent economic recession, the Company placed on hold in most of 2009 and in 2010 its plan to increase the number of retail stores.  In 2011 we began to re-launch the retail store rollout by opening two Dover-branded stores and an additional three Dover-branded stores in 2012. The store rollout continued in 2013 by opening four additional Dover-branded stores; Huntington, NY in Q2, Winter Park, FL, Austin, TX and Charlotte, NC in Q4. We are planning on between five and seven new store locations that can be opened in 2014.  However, our strategy to increase the number of retail store locations is based on finding optimal locations where demand for equestrian products is high. When we open a retail store in an area that has a high concentration of our existing customers, we expect that such customers will purchase products in the retail location as well as through our catalogs and websites, ultimately increasing their total purchases as omni-channel customers. Demand from our direct market channel in the geographic area surrounding our Hockessin, DE store declined 4% in the first year of such store’s operation. In the future, in areas where we open retail stores, the customers located within the area of such store may not spend more than they would have from the catalog and websites and, therefore, there may be a shift in demand from our direct market channel to our retail market channel. In such case, we may incur significant costs associated with opening a store, shipping product to that store and mailing catalogs while not generating incremental revenue.

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

The Company relies on a number of service providers to operate our business such as:

·              a printer and a database processor to produce and mail our catalogs;

·              a website hosting service provider to host and manage our websites, a search engine marketing consultant and an email service provider to send out customer emails;

·              telephone data companies to provide telephone, Internet and fax service to our customer service centers and to communicate between locations; and

·              shipping companies such as FedEx, the U.S. Postal Service, UPS, and common carriers for timely delivery of our catalogs and merchandise to our customers, merchandise from our suppliers, including foreign suppliers, to us and merchandise from our warehouse to our retail stores.

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

The Company relies on merchandise suppliers to supply our products in saleable condition, in sufficient quantities, at competitive prices and in a timely manner. We also rely on them to extend favorable sales terms for the purchase of their products and quality. In 2013, our single largest merchandise supplier accounted for significantly less than 10% of our sales. Our current merchandise suppliers may not be able to accommodate our anticipated product or credit needs in a timely manner or at all.  If we are unable to acquire suitable merchandise in a timely manner, obtain favorable credit terms, or lose one or more key merchandise suppliers, we may not be able to offer products that are important to our merchandise assortment, which would have a material adverse effect on our business. While we believe our merchandise supplier relationships are satisfactory, we have no contractual arrangements providing for continued supply or credit terms from our key merchandise suppliers and our merchandise suppliers may discontinue selling to us at any time or may raise the cost of merchandise, and we may be unable to pass such price increases along to our customers.

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

The Company’s future success depends to a significant degree on the skills, experience and efforts of Stephen Day, our president and chief executive officer, Jonathan Grylls, our chief strategic officer, William Schmidt, our chief operating officer, James Cullen, our executive vice president, David Pearce, our chief financial officer and other key personnel including our senior executive management. We currently maintain two million dollars of key-man life insurance on Mr. Day, the proceeds of which are required to pay down outstanding debt. We have employment agreements with Mr. Day, Mr. Schmidt, Mr. Cullen, Mr. Pearce and Mr. Grylls, which contain provisions for non-competition, non-solicitation and severance. In addition, our future success depends upon our ability to attract and retain highly-skilled and motivated, full-time and temporary sales personnel with appropriate equestrian products industry knowledge and retail experience to work in management and in our retail stores. The loss of the services of any one of our executives or the inability to attract and retain qualified individuals for our key management and retail sales positions may have a material adverse effect on our operating results.

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

The Company currently direct sources approximately 16% of our products from foreign manufacturers located in Europe, Asia and South America and buys a majority of its products from distributors and manufacturers that also source products from foreign manufacturers. As such, we are subject to risks and uncertainties associated with changing economic and political conditions in foreign countries. These risks and uncertainties include currency rate fluctuations, manufacturing quality control risks, import duties and quotas, work stoppages, economic uncertainties including inflation, foreign government regulations, wars and fears of war, acts of terrorism and fear of acts of terrorism, political unrest and trade restrictions. Additionally, countries in which our products are currently manufactured or may be manufactured may become subject to trade restrictions imposed by the U.S. or foreign governments. Any event affecting prices or causing a disruption or delay of imports from foreign merchandise suppliers, including the imposition of additional import restrictions, currency rate fluctuations, restrictions on the transfer of funds or increased tariffs or quotas, or both, could increase the cost or reduce the supply of merchandise available to us and adversely affect our operating results.

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

Any such claims of infringement or misappropriation, whether meritorious or not, could:

·              be expensive and time consuming to defend;

·              prevent us from operating our business, or portions of our business;

·              cause us to cease selling certain products;

·              result in the loss of customers;

·              require us to re-label or re-design certain products, if feasible;

·              result in significant monetary liability;

·              divert management’s attention and resources;

·              potentially require us to enter into royalty or licensing agreements in order to obtain the right to use necessary intellectual property; and

·              force us to stop using valuable trademarks under which we market our products.

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

A significant component of the Company’s marketing strategy involves the use of direct marketing to generate sales, from both our direct and retail market channels. Future growth and profitability will depend in part on the effectiveness and efficiency of our marketing expenditures, including our ability to:

·              create greater awareness of our products and brand name;

·              determine the appropriate creative message and media mix for future marketing expenditures;

·              effectively manage marketing costs, including creative and media, to maintain acceptable costs per inquiry, costs per order and operating margins; and grow revenue when the economy rebounds; and

·              convert inquiries into actual orders.

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

The Company leases approximately 2,200 square feet of space in North Conway, NH for use as a satellite call center and for our creative design offices. We lease approximately 5,100 square feet of space in Denton, TX for use as a satellite call center and additional offices.

As of December 31, 2013, the Company leased approximately 172,000 square feet of space for our twenty-two retail stores located in Massachusetts (1), Virginia (3), New Hampshire (1), Maryland (2), Delaware (1), Texas (3), New Jersey (1), Georgia (1), Colorado (1), Illinois (1), Pennsylvania (1), Minnesota (1), North Carolina (2) Rhode Island (1), New York (1) and Florida (1).

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

The Company’s common stock trades on The NASDAQ Stock Market LLC under the symbol “DOVR”.  As of March 10, 2014, the record date for our 2014 Annual Meeting of Stockholders, the number of holders of record of our common stock was 25 and the approximate number of beneficial owners was 1,113.

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock for each full quarterly period within the two most recent fiscal years, as reported on the NASDAQ Stock Market LLC:

	High	Low
Fiscal Year Ended December 31, 2013
First Quarter	$4.20	$3.31
Second Quarter	$4.25	$3.51
Third Quarter	$4.50	$3.64
Fourth Quarter	$5.44	$4.40

	High	Low
Fiscal Year Ended December 31, 2012
First Quarter	$5.17	$4.00
Second Quarter	$4.58	$4.07
Third Quarter	$4.21	$3.65
Fourth Quarter	$4.09	$3.08

The Company has never declared or paid any cash dividends on our common stock. We currently intend to retain any earnings for use in the operation and expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Moreover, our current revolving credit facility, cap ex term loan and term note contains provisions which restrict our ability to pay dividends.

The information required to be disclosed by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans,” is included under Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities.

The Company did not issue or sell any equity securities in the twelve months ended December 31, 2013, other than (as previously reported) as the result of exercise in February, August and November 2013 of certain vested stock options to purchase a total of 13,920 shares of our common stock, resulting in $2,170, $14,383 and $3,596, respectively, of proceeds, which the Company applied in full for general working capital purposes during the respective three month periods ended March 31, 2013, September 30, 2013 and December 31, 2013. In the fourth quarter of 2013, options to purchase 89,117 shares of the Company’s common stock were voluntarily surrendered by holders of those options.  The Company continues to reserve those shares to cover the possible exercise of prior option awards and of potential future option awards.

For history of the Company’s debt and equity financing activity prior to January 1, 2013, see Part II, Items 5 and 9B of the Company’s amended Annual Report on Form 10-K/A for the fiscal year ending December 31, 2012, as filed with the SEC on June 5, 2013.

Issuer Purchases of Equity Securities

During the fiscal year ended December 31, 2013, there were no repurchases made by us or on our behalf, or by any “affiliated purchasers” of shares of our common stock.

Item 6.  Selected Financial Data

Not Applicable to Smaller Reporting Company.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report on Form 10-K, including the following discussion, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words “projected”, “anticipated”, “planned”, “expected”, and similar expressions are intended to identify forward-looking statements. In particular, statements regarding future financial targets and trends, retail store expansion and business growth are forward-looking statements. Forward-looking statements are not guarantees of our future financial performance, and undue reliance should not be placed on them; our actual results, performance or achievements may differ significantly from the results, performance and achievements discussed in or implied by the forward-looking statements. Factors that could cause such a difference include material changes to Dover Saddlery, Inc.’s business or prospects, in consumer spending, fashion trends or consumer preferences, or in general political, economic, business or capital market conditions and other risks and uncertainties, including but not limited to the other factors that are detailed in “Item 1A. Risk Factors.” We disclaim any intent or obligation to update any forward-looking statements.

Overview

The Company is the leading, specialty retailer and the largest omni-channel marketer of equestrian products in the U.S.  For over 37 years, Dover Saddlery has been a premier upscale marketing brand in the English-style riding industry.  We sell our products through an omni-channel strategy.  This omni-channel strategy has allowed us to use catalogs and our proprietary database of over two million names of equestrian enthusiasts as a primary marketing tool to increase catalog sales and to drive additional business to our e-commerce websites and retail stores.

In November of 2005, Dover Saddlery was taken public using the Open IPO ® process.  The proceeds of that offering were used to retire debt and launch our retail rollout.

The Company’s strategy for growth has been to open additional retail stores using the proprietary, mathematical, store optimization model to select the sites.  Our initial target of opening 50 retail locations in addition to the 3 stores operating at the IPO, is now 38% complete, with 19 new locations since our IPO.  For 2014 through 2018, the Company estimates that it could open on average four stores annually from cash flow and borrowing under its line of credit from its bank and may proceed under that plan if and as the economy improves.  In order to open more than four stores per year, the Company may need to raise additional debt and/or equity capital (See Explanation of Strategic Initiatives in this Item 7 below).  Depending on the store size in terms of area, the local lease and construction rates which vary widely across the country, the Company estimates that it would need to invest between $600,000 to $1,200,000 to pay for fixtures, equipment, leasehold improvements, inventory and pre-opening expenses for each store opened.  The Company makes no representation that it will open any new stores in the next few years or what each store shall cost to open.

The recovery in 2010, 2011, 2012 and 2013 from the recession that ended in 2009 has been uneven and slow and created a difficult operating environment for our industry as a result of numerous external factors that led to all time historical lows in consumer confidence which resulted in a contraction in specialty retail consumer spending.

In 2013, our prior investment in our retail expansion and the opening of four additional retail stores generated a 17.7% increase in retail market channel revenues, along with an increase of 2.0% in the direct channel revenues, resulting in $93.8 million in total revenues.  Although overall sales increased 8.7% over 2012, increased cost of goods sold, expenses in marketing and salaries and the cumulative gift card breakage income in 2012 of $441,362, the Company generated an

Adjusted EBITDA* of $5.0 million, a slight increase of 1.7% over the 2012 results. The resulting net income was $1,590,825 or $0.29 per diluted share.  The Company utilized the resulting operating cash flow to fund inventory growth, strengthen our balance sheet and open four additional retail stores, which strengthens the Company’s strategic position for further growth as the retail economy improves.

The Company believes that the following strategic actions, initiated in 2009, allowed us to successfully weather the recent recession and slow recovery and generate positive growth in sales and earnings as consumer confidence improved and the economy turned around.  These are:

·                  Cost control particularly in the area of targeted marketing, direct labor in the warehouse, call center and retail stores, and management salaries.

·                  Reduction in capital expenditures by curtailing store expansion and being extremely opportunistic in present and future lease negotiations.

·                  Careful monitoring of same store sales growth and direct marketing response rates in order to determine when the Company’s customers have returned to normal spending behavior, which will allow Dover to increase its marketing activities.

·                  Slowly re-launching our retail store expansion strategy by opening two stores in 2011 and three stores in 2012.

·                  Continue the retail store expansion by opening four stores in 2013.

In this time of economic uncertainty, it is very difficult to accurately predict economic trends; however, improving economic indicators such as falling unemployment rates and expanding GDP and increased buying from our customer base, gives us the confidence to continue the store expansion strategy in 2014.

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

Consolidated Performance and Trends

The Company reported consolidated net income for the year ended December 31, 2013 of $1,591,000 or $0.29 per diluted share.  This is compared to net income of $1,716,000 or $0.31 per diluted share for the corresponding period in 2012.

The 2013 results reflect our continuing efforts to execute our growth strategy in the retail market channel where revenues increased 17.7% to $43.5 million for the year.  This trend of increased revenue in the retail market channel may be slowed or eroded by delays in the execution of our new store expansion strategy, constraints in available capital, and interim declines in consumer demand at our retail stores impacted by lingering effects of the recent global financial and credit crisis.  The Company responds to fluctuations in revenues primarily by delaying the opening of new stores, adjusting marketing efforts and operations to support our retail stores and managing costs.  The success of our new store growth plan is dependent upon the response of our customers to these marketing strategies and evolving market conditions.  Our direct market channel revenues increased 2.0%, to $50.3 million for the year ended 2013, due to improved consumer spending and promotions.  We anticipate and respond to fluctuations in our direct customers’ response by adjusting the quantities of catalogs mailed and other Internet marketing and customer-related strategies and tactics in order to maximize revenues and manage costs.

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

In 2013, approximately 53.6% of our revenues were generated by our direct market channel and 46.4% were generated by our twenty-two retail stores, which increased from the 42.8% of retail sales in 2012, due primarily from gains achieved from strong sales growth from our newer stores as they mature, four additional retail stores and promotions.  All revenues are recorded net of estimated product returns.   In addition, beginning in the first quarter of 2012, the Company began to recognize revenue from the breakage of gift cards when the likelihood of redemption of the gift card is remote and there is no legal obligation for the Company to remit the value of such unredeemed gift cards to any relevant jurisdiction.  Revenue was recognized in both retail and direct market channels based on where the gift card was issued.

Revenues from our product sales are seasonal. In addition, our revenues can be affected by the timing of our catalog mailings. In 2013, 32.3% of our annual revenues were generated in the fourth quarter.

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

Fiscal Periods

Our fiscal year ends on December 31, and our fiscal quarters end on March 31, June 30, September 30 and December 31.

Results of Operations

The following table sets forth results of operations for the periods shown (dollars in thousands):

	2013	2012
Revenues, net — direct	$50,346	$49,378
Revenues, net — retail stores	43,497	36,964
Revenues, net — total	93,843	86,342
Cost of revenues	57,127	53,350
Gross profit	36,716	32,992
Selling, general and administrative expenses	33,252	29,255
Income from operations	3,464	3,737
Interest expense, financing and other related costs, net	576	538
Other investment loss, net	13	39
Income before income tax provision	2,875	3,160
Provision for income taxes	1,284	1,444
Net income	$1,591	$1,716

Other Operating Data:
Number of retail stores (1)	22	18
Capital expenditures	1,891	2,184
Cash flows provided by operating activities	551	2,671
Cash flows used in investing activities	(1,903)	(2,373)
Cash flows (used in) provided by financing activities	1,372	(312)
Gross profit margin	39.1%	38.2%
Adjusted EBITDA(2)	5,005	4,918
Adjusted EBITDA margin(2)	5.3%	5.7%

(1)                                 Includes twenty-one Dover-branded stores and one Smith Brothers store.  The Huntington, NY Dover-branded store opened in Q2 of 2013, Winter Park, FL, Austin, TX and Charlotte, NC stores opened in Q4 of 2013.

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

The following table reconciles net income to Adjusted EBITDA and Adjusted EBITDA without the cumulative impact of gift card breakage income (in thousands):

	Year Ended December 31
	2013	2012

Net income	$1,591*	$1,716	*
Depreciation	1,162	873
Amortization of intangible assets	69	57
Stock-based compensation	310	251
Interest expense, financing and other related costs, net	576	538
Other investment loss	13	39
Provision for income taxes	1,284	1,444
Adjusted EBITDA	$5,005*	$4,918	*
Cumulative impact of gift card breakage income	—	441
Adjusted EBITDA w/o the cumulative impact of gift card breakage income	$5,005*	$4,477	*
Adjusted EBITDA margin as a % of Net Revenue	5.3%	5.7%

(*)                                 Includes breakage income for the year ended December 31, 2013 of $120,584.  For the same period in 2012 net income includes the cumulative impact of the change in gift card breakage income of $441,362 recorded in the first quarter of 2012 and breakage income for year ended December 31, 2012 of $166,528.

The following table reconciles operating income to Adjusted Operating Income without the cumulative impact of gift card breakage income (in thousands):

	Year Ended December 31
	2013	2012

Operating income	$3,464	$3,737
Cumulative impact of gift card breakage income	—	441
Adjusted Operating Income	$3,464	$3,296

The following table sets forth our results of operations as a percentage of revenues for the periods shown (1):

	Year Ended December 31
	2013	2012
Revenues, net — direct	53.6%	57.2%
Revenues, net — retail stores	46.4	42.8
Revenues, net — total	100.0	100.0
Cost of revenues	60.9	61.8
Gross profit	39.1	38.2
Selling, general and administrative expenses	35.4	33.9
Income from operations	3.7	4.3
Interest expense, financing and other related costs, net	0.6	0.6
Other investment loss	0.0	0.0
Income before income tax provision	3.1	3.7
Provision for income taxes	1.4	1.7
Net income	1.7%	2.0%

(1) Some of these amounts may not sum properly due to rounding.

Comparison of Years Ended December 31, 2013 and 2012

Revenues

Total revenues increased $7.5 million, or 8.7%, to $93.8 million for the year ended December 31, 2013 from $86.3 million for the year ended December 31, 2012. Revenues in our direct market channel increased $0.9 million, or 2.0%, to $50.3 million from $49.4 million in the corresponding period in 2012. Revenues in our retail market channel increased $6.5 million, or 17.7%, to $43.5 million from $37.0 million in 2012.  The increase in our direct market channel was due to improved consumer spending and promotions.  The increase in revenues from our retail market channel was due to strong sales growth from our newer stores as they mature, four additional retail stores and promotions.  Same store sales for the twelve month period increased 3.7% over the prior year.  In addition, gift card breakage income of $120,584 was recognized during the twelve months ending December 31, 2013, compared to gift card breakage income of $607,892, including the cumulative impact of $441,362 that was recognized during the year ending December 31, 2012.  The revenue was recognized in both retail and direct market channels based on where the gift card was issued.

Gross Profit

Gross profit for the year ended December 31, 2013 increased $3.7 million, or 11.3%, to $36.7 million from $33.0 million for the corresponding period in 2012. Gross profit, as a percentage of revenues, for the year ended December 31, 2013 increased 0.9% to 39.1% from 38.2% for the corresponding period in 2012. The increase in gross profit of $3.7 million was attributable to increased revenue in both channels.  The increase in gross profit as a percentage of revenues was attributable to variations in overall product mix.

Selling, General and Administrative

Selling, general and administrative expenses increased $4.0 million, or 13.7%, for the year ended December 31, 2013 to $33.3 million from $29.3 million for the corresponding period in 2012.  Increased lease expense of $365,000, professional fees of $267,000, depreciation expense of $251,000, supplies of $170,000, travel of $152,000 and labor costs of $1,815,000 were the primary causes for this increase in SG&A expenses.  SG&A expenses, as a percentage of revenues, increased to 35.4% of revenues from 33.9% of revenues for the corresponding period in 2012 due to increased depreciation expense, lease expense, professional fees, supplies, travel, and labor costs.  Labor, supplies, travel, depreciation and lease expense increased primarily due to the additional number of stores as compared to last year.  Professional costs largely reflect our ongoing investments to improve our Internet channel.

Interest Expense

Interest expense, including amortization of financing costs, attributed primarily to our Capex term loans, term note and revolving credit facility increased $38,000 or 7.0% to $576,000 for the year ended December 31, 2013 from $538,000 for the same period in 2012.

Other Investment Loss

Net loss from investment activities consists of the Company’s share of net earnings or loss of its affiliate as they occur.  The Company’s net investment loss for the year ended December 31, 2013 was $13,000, a decrease of $26,000 over its net investment loss of $39,000 in 2012.  The Company’s investment loss from investment activities are related to our investments in Hobby Horse Clothing Company, Inc. (“HH”) and Horsepharm.com, LLC (“HP”), prior to September 27, 2013 when it began consolidating.

Income Tax Provision

The provision for income taxes was $1,284,000 for the year ended December 31, 2013, reflecting an effective tax rate of 45%, compared to $1,444,000 for the corresponding period in 2012, reflecting an effective tax rate of 46%.  The effective tax rate in 2013 increased due primarily to an earnings mix by state and the impact of certain permanent tax items.

Net Income

The net income for the year ended December 31, 2013 decreased $125,000 or 7.3%, to $1,591,000 from $1,716,000 for the corresponding period in 2012. This decrease in profitability of $125,000 (which is net of the after-tax gift card breakage revenue recognized for the period) is due to increased SG&A expenses related to lease expense, professional fees, depreciation expense, supplies, travel and labor costs.  The resulting income per diluted share decreased to $0.29 for the year ended December 31, 2013 as compared to $0.31 for the corresponding period in 2012.

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

Liquidity and Capital Resources

For the year ended December 31, 2013, our cash increased by $20,000.  Cash was utilized primarily for seasonal working capital requirements and fitting up new stores. The source for cash generated related to increased balances in our Capex Term Loans, increased balances in depreciation and amortization, accounts payable, accrued expenses and net income. On March 29, 2013, the Company and the bank amended the Revolver Facility so that the Company can borrow three Capex Term Loans for capital expenditures used to open new stores.  Under the amended Revolver Facility, the Company can borrow up to $13,000,000, of which up to $1,000,000 can be in the form of letters of credit and up to $8,000,000 can be advanced as Capex

Term Loans, and increase the $13,000,000 maximum up to $20,000,000 at the discretion of the bank. The amendment allows for additional borrowings for store openings the Company amended the covenants under the Credit Facility to eliminate the funded debt ratio and fixed charge coverage ratio as well as add the maximum balance sheet leverage ratio and minimum debt service charge ratio effective March 31, 2013.  The Company was in compliance with all covenants under the credit facility as of December 31, 2013.

In order to finance our operations and growth in the future, we plan to have adequate capital reserves, and/or have access to additional financing from banks, or through public offerings or private placements of debt or equity securities, strategic relationships, or other arrangements.  As a consequence, on September 23, 2013 the Company announced that its Board of Directors and Senior Management have initiated a process to identify and consider a range of operational, financial and strategic alternatives to better pursue its growth strategy and that may accelerate the enhancement of value for the benefit of its stockholders.  During this process, the Company plans to evaluate all of its current and projected risks, opportunities and strategic alternatives.

In the event we fail to meet our financial covenants with our bank, we may not have access through our line of credit to sufficient working capital to pursue our growth strategy, or if our covenant non-compliance triggers a default, our loans may be called requiring the repayment of all amounts on our loans.

Operating Activities

Cash provided by our operating activities for the year ended December 31, 2013 was $0.6 million compared to cash provided of $2.7 million for the corresponding period in 2012.  For the year ended December 31, 2013, cash outflows consisted primarily of an increase in inventory of $3.7 million, increase in deferred income taxes of $0.4 million, increase in prepaid catalog and other assets of $0.4 million and reductions in gift card liability of $0.1 million. Cash inflows were attributable to the results of operations which consisted of net income, non-cash expenses of depreciation, amortization, accrued expenses, payables, stock based compensation and other expenses, which totaled $5.2 million.  For the year ended December 31, 2012, cash outflows consisted primarily of an increase in accounts receivable of $1.0 million, increase in inventory of $0.5 million, increase in deferred income taxes of $0.3 million, reduction in prepaid expenses of $0.3 million and reductions in gift certificate liability of $0.6 million. Cash inflows were attributable to the results of operations which consisted of net income, non-cash expenses of depreciation, amortization, accrued expenses, stock based compensation and other expenses, which totaled $5.4 million.

Investing Activities

Cash utilized from our investing activities was $1.9 million for the year ended December 31, 2013 compared to $2.4 million for the corresponding period in 2012.  Investing activities consisted primarily of retail store improvement costs and new store equipment and fixtures.

Financing Activities

Net cash provided by our financing activities was $1.4 million for the year ended December 31, 2013, compared to cash of $0.3 million utilized in the corresponding period in 2012.  We funded our seasonal operating activities with net borrowings of $2.4 million under our Revolver Facility.

Revolving Credit Facility

On July 30, 2013, the Company and the bank amended the covenants of the revolving line of credit (the “Revolver Facility”) by eliminating the funded debt ratio to EBITDA and fixed charge coverage ratio covenants and adding the covenant of the maximum balance sheet leverage ratio of 2.00:1.00 and the covenant of the minimum debt service coverage ratio of 1.20:1.00.  The amendment was effective as of March 31, 2013.

On March 29, 2013, the Company and the bank amended the revolving line of credit so that the Company can borrow three term loans for capital expenditures used to open new stores.  Under the amended revolving line of credit, the Company can borrow up to $13,000,000, of which up to $1,000,000 can be in the form of letters of credit and up to $8,000,000 can be advanced as term loans, and increase the $13,000,000 maximum up to $20,000,000 at the discretion of the bank.  Funds available under the revolving portion of the line shall be reduced by the outstanding balance of the letters of credit and term loans.  The Company borrowed $2,340,000 as a term loan on March 29, 2013 with equal principal repayments over 60 months.  The Company also borrowed an additional $1,460,000 on December 17, 2013 with equal principal repayments over 54 months starting in July 2014.  The Company may also borrow an additional $3,000,000 by December 31, 2014 to fund capital expenditures for store openings.  The term loan funded in December 2013 and 2014 will be interest only for 6 months followed by equal principal repayments over 54 months.  Any outstanding balances borrowed under the credit facility are due in full on March 29, 2015 unless the revolving line of credit is renewed in 2014 for another year.  The credit facility bears interest at the base rate, announced from time to time by the bank, plus an applicable margin determined by the Company’s funded debt ratio.  As of December 31, 2013 the LIBOR (base rate) was 0.17%, plus the applicable margin of 2.25%.  Interest is payable monthly.  At its option the Company may have all or a portion of the unpaid principal under the credit facility bear interest at various LIBOR or prime rate options.

The Company is obligated to pay commitment fees of 0.20% per annum on the average daily, unused amount of the Revolver Facility during the preceding quarter. All assets of the Company collateralize the Revolver Facility.  Under the terms of the Revolver Facility, the Company is subject to certain covenants including, among others, maximum balance sheet leverage ratio, minimum debt service charge coverage ratio, minimum current asset ratios, and maximum capital expenditures.

Under the terms of this credit facility, the Company is subject to various covenants.  At December 31, 2013, the Company was in compliance with all of the covenants under the credit facility.

Term Notes, Senior Subordinated Notes Payable and Warrants

On March 28, 2011, the Company borrowed $5,500,000 in the form of a 7-year term note from the bank to refinance the $5,000,000 senior subordinated notes and deferred interest on those notes. The initial floating rate interest on the $1,600,000 of principal (the variable interest rate portion of the term note) was 5.4% consisting of a 1.0% LIBOR floor plus a 4.4% margin.  The initial floating rate interest on the $3,900,000 of principal (fixed portion of the term note with the interest rate swap discussed below) was LIBOR plus 4.4%.  On April 1, 2011, the Company entered into an interest rate swap contract to fix the interest rate at 7.4% on $3,900,000 of the term note principal.  The remaining $1,600,000 of the principal bears interest at a floating rate based on a base rate, with a minimum of 1.0% as announced from time to time by the bank, plus a 4.4% margin.  As of December 31, 2013, the LIBOR rate (base rate) was 0.17%.  Interest is payable monthly.  The Company is obligated to repay $786,000 of principal annually that commenced in April 2013 and extends to March 2020.  The Company is further obligated to accelerate repayment of up to $1,600,000 in principal in the event it has excess cash flow determined by a cash flow recapture formula.  All assets of the Company collateralize the Term Note Facility. Under the terms of the Term Note Facility, the Company is subject to certain covenants including, among others, maximum balance sheet leverage ratio, minimum debt service charge coverage ratio, minimum current asset ratios, and maximum capital expenditures.  For the period ending December 31, 2013, the Company was in compliance with all of the covenants under the Term Note Facility.

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

Working Capital and Capital Expenditure Needs

The Company believes our existing cash, cash equivalents, expected cash to be provided by our operating activities, and funds available through our revolving credit facility will be sufficient to meet our currently planned working capital and capital expenditure needs over at least the next twelve months. We anticipate increasing capital expenditures by adding stores in 2014 and beyond. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the expansion of our retail stores, the acquisition of new capabilities or technologies and the continuing market acceptance of our products. To the extent that existing cash, cash equivalents, cash from operations and cash from our revolving credit facility under the conditions and covenants of our credit facilities are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, businesses, services or technologies which we anticipate would require us to seek additional equity or debt financing, we may enter into these types of arrangements in the future.  There is no assurance that additional funds would be available on terms favorable to us or at all.  Funds from our revolving credit facility may not be available if we fail to meet the financial covenants contained in the loan agreements with our lender. At December 31, 2013, the Company was in compliance with all of its covenants under the credit facility.

Off-Balance Sheet Arrangement

As of December 31, 2013, we had no off-balance sheet arrangements as defined in Item 303(a) (4) of the Securities and Exchange Commission’s Regulation S-K.

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

Revenue Recognition

Revenues are recognized when payment is reasonably assured, the product is shipped and title and risk of loss have transferred to the customer.  For direct merchandise sales, this occurs when product is delivered to the common carrier at the Company’s warehouse.  For retail sales, this occurs at the point of sale.  For the periods presented, the merchandise returns reserve has been set to 13.3% of gross revenue to reflect recent trends; resulting in reserves of $940,000 and $815,000 for the years ended December 31, 2013 and 2012, respectively.

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

The Company determines its gift card breakage rate based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be reasonably estimated at the time of gift card issuance.  From the point which the likelihood of redemption is deemed to be remote (gift cards that were issued three years prior and remain unredeemed) and for which there is no legal obligation to remit the value of such unredeemed gift cards to any relevant jurisdictions, breakage income is recognized over a two year period.  Breakage revenue for the year ending December 31, 2013 of $120,584 was recognized as revenue, net, in the accompanying condensed consolidated statements of income and comprehensive income.  Breakage revenue for the year ending December 31, 2012 of $607,892 was recognized as revenue, net, in the accompanying condensed consolidated statements of income and comprehensive income, which included the cumulative impact of the change of $441,362.  The gift certificate liability balance was $1.8 million and $1.6 million for the years ending December 31, 2013 and 2012, respectively.

Inventory Valuation

Inventory consists of finished goods in the Company’s mail order warehouse and retail stores. The Company’s inventory is stated at the lower of cost, with cost determined by the first-in, first-out (FIFO) method, or net realizable value. The Company maintains a reserve for excess and obsolete inventory.  This reserve was $120,000 for the years ended December 31, 2013 and 2012. The Company continuously monitors the salability of its inventories to ensure adequate valuation of the related merchandise.  Inventory valuation charges have remained consistent throughout each period presented.

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

Stock-based Compensation

The Company accounts for share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the statements of income and comprehensive income based on their fair values. Refer to Note 7 in the Company’s Consolidated Financial Statements in Item 8 of Part II of this Annual Report, for further discussion of stock-based compensation recognized for periods presented.

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company does not believe that any of our long-lived assets were impaired as of December 31, 2013 and 2012.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The guidance in this ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (U.S. GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U .S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. Public companies are required to comply with the requirements of this ASU for all reporting periods (interim and annual) beginning after December 15, 2012. The Company expects adopted this amendment in the first quarter of 2013 and it did not have a material impact on its consolidated financial statements.

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

Interest Rate Sensitivity

The Company had cash and cash equivalents totaling $0.3 million at December 31, 2013. The unrestricted cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. We intend to maintain our portfolio of cash equivalents, including money market funds and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. As of December 31, 2013, all of our investments were held in money market funds.

The Company’s exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay our outstanding debt instruments, primarily certain borrowings under our Revolver Facility and on the $1,600,000 of the term notes that bear interest at a floating rate. The advances under the Revolver Facility and the $1,600,000 of principal of the term note bear a variable rate of interest determined as a function of the prime rate or the published LIBOR rate at the time of the borrowing. If interest rates were to increase by two percent, the additional interest expense during the year ended December 31, 2013 would have been approximately $71,000.  At December 31, 2013, $3,543,000 was outstanding under our Revolver Facility and Capex Term Loans.

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

DOVER SADDLERY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Dover Saddlery, Inc.

Littleton, Massachusetts

We have audited the accompanying consolidated balance sheets of Dover Saddlery, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dover Saddlery, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey LLP

Boston, Massachusetts

March 31, 2014

DOVER SADDLERY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$319,253	$299,144
Accounts receivable	1,299,592	1,777,913
Inventory, net	23,633,484	19,915,506
Prepaid catalog costs	973,754	783,662
Prepaid expenses and other current assets	1,276,509	1,116,024
Deferred income taxes	354,800	300,200
Total current assets	27,857,392	24,192,449
Furniture and fixtures	1,754,504	1,542,361
Office and other equipment	2,649,755	2,477,256
Leasehold improvements	9,578,717	8,072,471
Total property and equipment	13,982,976	12,092,088
Less accumulated depreciation and amortization	(8,219,965)	(7,058,252)
Net property and equipment	5,763,011	5,033,836
Other assets:
Deferred income taxes	1,495,066	1,201,145
Intangibles and other assets, net	758,153	784,129
Total other assets	2,253,219	1,985,274
Total assets	$35,873,622	$31,211,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations and outstanding checks	$290,349	$337,433
Current portion – Term notes	785,714	589,286
Current portion – Capex term loan	630,168	—
Accounts payable	2,352,456	1,836,850
Accrued expenses and other current liabilities	7,200,982	6,347,627
Income taxes payable	1,005,908	936,073
Total current liabilities	12,265,577	10,047,269

Long-term liabilities:
Revolving line of credit	94,804	1,514,986
Capex term loan, net of current portion	2,818,357	—
Term notes, net of current portion	4,125,000	4,910,714
Capital lease obligations, net of current portion	95,658	120,996
Interest rate swap contract	189,235	320,225
Total long-term liabilities	7,323,054	6,866,921

Stockholders’ equity:
Common stock, par value $0.0001 per share; 15,000,000 shares authorized; 6,147,263 and 6,133,343 issued and 5,351,398 and 5,337,478 outstanding as of December 31, 2013 and December 31, 2012, respectively	538	536
Additional paid in capital	46,303,522	45,973,238
Treasury stock, 795,865 shares at cost	(6,081,986)	(6,081,986)
Accumulated other comprehensive loss	(122,469)	(188,980)
Accumulated deficit	(23,814,614)	(25,405,439)
Total stockholders’ equity	16,284,991	14,297,369
Total liabilities and stockholders’ equity	$35,873,622	$31,211,559

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2013	2012
Revenues, net	$93,842,796	$86,341,768
Cost of revenues	57,127,073	53,350,448
Gross profit	36,715,723	32,991,320
Selling, general, and administrative	33,252,365	29,254,260
Income from operations	3,463,358	3,737,060
Interest expense, financing and other related costs, net	575,697	538,052
Other investment loss, net	12,822	39,333
Income before income tax provision	2,874,839	3,159,675
Provision for income taxes	1,284,014	1,443,590
Net income	$1,590,825	$1,716,085

Net income per share
Basic	$0.30	$0.32
Diluted	$0.29	$0.31
Number of shares used in per share calculation
Basic	5,342,692	5,333,615
Diluted	5,547,604	5,508,803

DOVER SADDLERY, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2013	2012

Net income	$1,590,825	$1,716,085
Other comprehensive income:
Change in fair value of interest rate swap contract, net of tax	66,511	936
Total comprehensive income	$1,657,336	$1,717,021

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock			Treasury Stock
	Number of		Additional Paid	Number of	Redemption	Accumulated Other
	Shares	Par Value	in Capital	Shares	Value	Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 2011	5,332,738	$536	$45,716,255	795,865	($6,081,986)	($189,916)	($27,121,524)	$12,323,365

Stock based compensation			251,105					251,105
Issuance of common stock upon exercise of stock options	4,740	0	5,878					5,878
Change of fair value of interest rate swap contract, net of tax						936		936
Net income							1,716,085	1,716,085
Balance at December 31, 2012	5,337,478	$536	$45,973,238	795,865	($6,081,986)	($188,980)	($25,405,439)	$14,297,369

Stock based compensation			310,136					310,136
Issuance of common stock upon exercise of stock options	13,920	2	20,148					20,150
Change of fair value of interest rate swap contract, net of tax						66,511		66,511
Net income							1,590,825	1,590,825
Balance at December 31, 2013	5,351,398	$538	$46,303,522	795,865	($6,081,986)	($122,469)	($23,814,614)	$16,284,991

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2013	2012
Operating activities:
Net income	$1,590,825	$1,716,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,230,931	930,079
Deferred income taxes	(413,000)	(285,000)
Loss from investment in affiliates, net	12,822	39,333
Stock-based compensation	310,136	251,105
Gift card breakage revenue	(120,584)	(607,892)
Payment of deferred interest	22,230	12,393
Changes in current assets and liabilities:
Accounts receivable	478,321	(966,658)
Inventory	(3,717,978)	(532,197)
Prepaid catalog costs, prepaid expenses and other current assets	(401,911)	268,931
Accounts payable	515,606	(364,294)
Accrued expenses, other current liabilities and income taxes payable	1,043,774	2,209,394
Net cash provided by operating activities	551,172	2,671,283
Investing activities:
Purchases of property and equipment	(1,890,888)	(2,063,701)
Investment in affiliate	(12,460)	(10,000)
Change in other assets	—	(299,124)
Net cash used in investing activities	(1,903,348)	(2,372,825)
Financing activities:
Borrowings under revolving line of credit	29,673,539	22,667,675
Borrowings under capex term loan	3,799,525	—
Payments under revolving line of credit	(31,093,721)	(22,139,390)
Repayments under capex term loan	(351,000)	—
Repayments under term note	(589,286)	—
Payment of commitment fee	(14,500)	(13,000)
Change in outstanding checks	(50,310)	(724,092)
Payments on capital leases	(22,112)	(109,494)
Cash proceeds from exercise of stock options	20,150	5,878
Net cash provided by (used in) financing activities	1,372,285	(312,423)
Net increase (decrease) in cash and cash equivalents	$20,109	$(13,965)

Cash and cash equivalents at beginning of period	$299,144	$313,109
Cash and cash equivalents at end of period	$319,253	$299,144
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$553,470	$538,881
Income taxes	$1,635,698	$1,237,905
Supplemental disclosure of non-cash financing activities
Equipment acquired under capital leases	$—	$175,920
Change in fair value of interest rate swap contract	$130,990	$1,654

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Operations and Organization

Dover Saddlery, Inc., a Delaware corporation (the “Company”), is a leading specialty retailer and the largest omni-channel marketer of equestrian products in the United States. The Company sells products through a omni-channel strategy, including direct and retail, with stores located in Massachusetts, New Hampshire, Delaware, Texas, Maryland, Virginia, New Jersey, Rhode Island, Georgia, Colorado, Illinois, Pennsylvania, Minnesota, New York, Florida and North Carolina. The Company provides a complete line of products, as well as specially developed, private label offerings from its direct marketing headquarters, warehouse, and call center facility in Littleton, Massachusetts.

The accompanying consolidated financial statements comprise those of the Company, an investment in an affiliate and its wholly-owned subsidiaries, Dover Saddlery, Inc., a Massachusetts corporation, HorsePharm, LLC, a Delaware limited liability corporation, Smith Brothers, Inc., a Texas corporation, Dover Saddlery Retail, Inc., a Massachusetts corporation, Old Dominion Enterprises, Inc., a Virginia corporation, and Dover Saddlery Direct, Inc., a Massachusetts corporation. All inter-company accounts and transactions have been eliminated in consolidation.

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

Segment Information

Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment utilizing an omni-channel distribution strategy.  Additionally, it is not practical for the Company to disclose product revenues by discrete product categories.

The following table presents certain selected operating data from both the direct and retail market channels (dollars in thousands):

	Year Ended December 31
	2013	2012
Revenues, net- direct	$50,346	$49,378
Revenues, net- retail	43,497	36,964
Revenues, net - Total	$93,843	$86,342

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

The Company determines its gift card breakage rate based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be reasonably estimated at the time of gift card issuance.  From the point which the likelihood of redemption is deemed to be remote (gift cards that were issued three years prior and remain unredeemed) and for which there is no legal obligation to remit the value of such unredeemed gift cards to any relevant jurisdictions, breakage income is recognized over a two year period.  Breakage revenue for the years ending December 31, 2013 and 2012 of $120,584 and $607,892, respectively, was recognized as revenue, net, in the accompanying consolidated statement of income and comprehensive income.  The gift certificate liability balance was $1.8 million and $1.6 million for the years ending December 31, 2013 and 2012, respectively.

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

Depreciation of property and equipment was approximately $1,162,000 and $873,000 for the years ended December 31, 2013 and 2012, respectively.

Inventory

Inventory consists of finished goods in the Company’s mail-order warehouse and retail stores. The Company’s inventories are stated at the lower of cost (determined by the first-in, first-out method), or net realizable value. The Company maintains a reserve for excess and obsolete inventory. This reserve as of December 31, 2013 and 2012 was $120,000. The Company continuously monitors the salability of its inventories to ensure adequate valuation of the related merchandise.

Advertising

The Company capitalizes costs related to its direct mail advertising and recognizes these deferred costs over the period of expected future revenue, which is typically less than one year.  Deferred costs as of December 31, 2013 and 2012 were $973,754 and $783,662, respectively, and are included as prepaid catalog costs on the accompanying consolidated balance sheets. The combined marketing and advertising costs charged to selling, general, and administrative expenses for the years ended December 31, 2013 and 2012, were approximately $8,954,000 and $8,877,000, respectively.

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

The Company’s outstanding amounts under the unsecured revolver facility, Capex term loans and term note (“Credit Facility”) are not measured at fair value on the accompanying condensed consolidated balance sheets.  The Company determines the fair value of the amounts outstanding under the Credit Facility using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. The carrying amounts of the Company’s Credit Facility approximate fair value because the interest rates are reset periodically to reflect current market rates.  The fair value of our Credit Facility was approximately $8,454,000 and $7,015,000 as of December 31, 2013 and December 31, 2012, respectively.

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

Other Comprehensive Income

Other comprehensive income is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources.  Other comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.  The Company’s only item of comprehensive income, other than reported net income, was the change in fair value of an interest rate swap.  The other comprehensive income, net of taxes, for the year ended December 31, 2013 and 2012 was $66,511 and $936, respectively.

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

The Company records interest and penalties related to income taxes as a component of provision for income taxes. The Company recognized nominal interest and penalty expense for the years ended December 31, 2013 and 2012.

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

A reconciliation of the number of shares used in the calculation of basic and diluted net income per share is as follows:

	Year Ended December 31
	2013	2012
Basic weighted average common shares outstanding	5,343,000	5,334,000
Add: Dilutive effect of assumed stock option and warrant exercises	205,000	175,000
Diluted weighted average commons shares outstanding	5,548,000	5,509,000

In 2013 and 2012, approximately 45,000 options and 578,000 options, respectively, to acquire common stock were excluded from the diluted weighted average shares calculation as the effect of such options is anti-dilutive.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The guidance in this ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (U.S. GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U .S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. Public companies are required to comply with the requirements of this ASU for all reporting periods (interim and annual) beginning after December 15, 2012. The Company adopted this amendment in 2013 and the adoption did not have a material impact on its consolidated financial statements.

3.  Financing Agreements

Revolving Credit Facility

On July 30, 2013, the Company and the bank amended the covenants of the revolving line of credit (the “Revolver Facility”) by eliminating the funded debt ratio to EBITDA and fixed charge coverage ratio covenants and adding the covenant of the maximum balance sheet leverage ratio of 2.00:1.00 and the covenant of the minimum debt service coverage ratio of 1.20:1.00.  The amendment was effective as of March 31, 2013.

On March 29, 2013, the Company and the bank amended the Revolver Facility so that the Company can borrow three term loans for capital expenditures used to open new stores (the “Capex Term Loans”).  Under the amended Revolver Facility, the Company can borrow up to $13,000,000, of which up to $1,000,000 can be in the form of letters of credit and up to $8,000,000 can be advanced as Capex Term Loans.  The $13,000,000 maximum may be increased up to $20,000,000 at the discretion of the bank.  Funds available under the revolving portion of the Revolver Facility shall be reduced by the outstanding balance of the letters of credit and term loans.  The Company borrowed $2,340,000 as a Capex Term Loan on March 29, 2013 with equal principal repayments over 60 months.  On December 17, 2013, the Company borrowed an additional $1,459,525 as a Capex Term Loan with interest only for the first 6 months followed by equal principal repayments over 54 months.  Any outstanding balances borrowed under the Revolver Facility are due in full on March 29, 2015 unless the Revolver Facility is renewed by the bank in 2014 for another year.  The Revolver Facility bears interest at the base rate, announced from time to time by the bank, plus an applicable margin determined by the Company’s funded debt ratio.  As of December 31, 2013 the LIBOR (base rate) was 0.17%, plus the applicable margin of 2.25%.  Interest is payable monthly.  At its option the Company may have all or a portion of the unpaid principal under the Revolver Facility bear interest at various LIBOR or prime rate options.

The Company is obligated to pay commitment fees of 0.20% per annum on the average daily, unused amount of the Revolver Facility during the preceding quarter. All assets of the Company collateralize the Revolver Facility. Under the terms of the Revolver Facility, the Company is subject to certain covenants including, among others, maximum balance sheet leverage ratio, minimum debt service charge coverage ratio, minimum current asset ratios, and maximum capital expenditures.  For the period ending December 31, 2013, the Company was in compliance with all covenants.

At December 31, 2013, the Company had the ability to borrow $13,000,000 on the Revolver Facility, subject to certain covenants, of which there was $95,000 outstanding under the revolving portion of the Revolver Facility and $3,449,000 outstanding under the Capex Term Loans, bearing interest at the net Revolver Facility rate of 2.42%.  At December 31, 2012, the Company had $1,515,000 outstanding on the Revolver Facility.

Term Notes, Senior Subordinated Notes Payable and Warrants

On March 28, 2011, the Company borrowed $5,500,000 in the form of a 7-year term note (the “Term Note Facility”) from the bank to refinance the $5,000,000 senior subordinated notes and deferred interest on those notes.  The initial floating rate interest on $1,600,000 of principal (the variable interest rate portion of the Term Note Facility) was 5.4% consisting of a 1.0% LIBOR floor plus a 4.4% margin.  The initial floating rate interest on $3,900,000 of principal (fixed portion of the Term Note Facility with the interest rate swap discussed below) was LIBOR plus 4.4%.  On April 1, 2011, the Company entered into an interest rate swap contract to fix the interest rate at 7.4% on $3,900,000 of the Term Note Facility principal.  The remaining $1,600,000 of principal bears a floating rate based on a base rate, with a minimum of 1.0% as announced from time to time by the bank, plus a 4.4% margin.  As of December 31, 2013, the LIBOR rate (base rate) was 0.17%. The combined interest rate of 1.0% and 4.4% resulted in a total interest rate of 5.4% at December 31, 2013. Interest is payable monthly.  The Company is obligated to repay $786,000 of principal annually that commenced in April 2013 and will be extending to March 2020.  The Company is further obligated to accelerate repayment of up to $1,600,000 in principal in the event it has excess cash flow determined by a cash flow recapture formula.  All assets of the Company collateralize the Term Note Facility. Under the terms of the Term Note Facility, the Company is subject to certain covenants including, among others, maximum balance sheet leverage ratio, minimum debt service charge coverage ratio, minimum current asset ratios, and maximum capital expenditures.  For the period ending December 31, 2013, the Company was in compliance with all of the covenants under the Term Note Facility.

In connection with the issuance of retired subordinated notes, the Company issued warrants to the note holders, exercisable at any time after December 11, 2007 for an initial 118,170 shares of its common stock, which warrants have an exercise price of $2.75 per share.  One holder, BCA Mezzanine Fund, L.P., owns 40% of those warrants and employs a related party to the Company, Board member Gregory Mulligan, who holds a management position and indirect economic interest in BCA.  The number of shares to be received for the warrants, upon exercise, is subject to change in the event of additional equity issuances and/or stock splits. The warrants were estimated to have a fair value of $272,000 at issuance, which had been reflected as a discount of the note’s proceeds.  The discount was amortized through interest expense while the notes were outstanding and the unamortized discount was fully expensed upon note retirement.  The warrants issued are still outstanding and terminate on December 10, 2016.

Amounts outstanding at December 31, 2013 and 2012 were $4,910,714 and $5,500,000, respectively.

Debt Payments

The estimated aggregate principal payments under our combined financing agreements as of December 31, 2013 for each of the next five fiscal years are as follows:

Principal Debt Payments
2014	$1,416,000
2015	$1,673,000
2016	$1,578,000
2017	$1,578,000
2018	$1,227,000
Thereafter	$982,000

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

The Company’s equity share of HH’s net income, including the intangible asset customer list amortization (resulting from the purchase price allocation) is reflected as other investment income in the accompanying consolidated statements of income and comprehensive income.  The Company recorded net loss of approximately $(5,000) for the year ending December 31, 2013 compared to a loss recorded of $(32,000) for the year ending December 31, 2012.  In addition, the Company increased its investment in HH by $11,000 during 2013.  The resulting carrying values at December 31, 2013 and 2012 were approximately $255,000 and $248,000, respectively, and are included in intangibles and other assets, net, in the accompanying consolidated balance sheets.

In May 2010, the Company launched a joint venture to provide equine pharmaceuticals to the equine marketplace with an initial investment of $60,000.  The venture, HorsePharm.com, LLC (“HP”), was established as a limited liability company, and Dover had a non-controlling interest of 50%.  The Company initially accounted for this investment using the equity method.    The operating agreement governing HP contained a buy/sell feature that can be exercised for a price established by the HP member who initiates the buy/sell feature.  On September 28th, the Company exercised its right to purchase the remaining interest in HorsePharm for a price of $15,000.  As a result, the Company now owns 100% of HorsePharm, LLC.  The Company accounted for HP as an investment in an affiliate through September 30, 2013, and for the fourth quarter of 2013, accounted for HP as a consolidated subsidiary.  For the year ending December 31, 2013 the Company recorded a net loss of approximately $(8,000) for its share of the joint venture’s operating results for the first three quarters and a net loss of approximately $(8,000) for year ending December 31, 2012.  The carrying value at December 31, 2012 was approximately $22,000, which was included in intangibles and other assets, net, in the accompanying consolidated balance sheet.

5.  Commitments

The Company leases its facilities and certain fixed assets that may be purchased for a nominal amount on the expiration of the leases under non-cancelable operating and capital leases that extend through 2022. These leases, which may be renewed for periods ranging from one to five years, include fixed rental agreements as well as agreements with rent escalation clauses.

Property and equipment includes the following cost and related accumulated depreciation associated with equipment under capital lease:

	Year Ended December 31
	2013	2012
Office and equipment	$ 472,715	$ 472,715
Leasehold improvements	170,737	170,737
Total cost of property and equipment under capitalized lease	643,452	643,453
Less allowances for depreciation	(426,972)	(354,296)
Net book value of property and equipment under capital lease	$ 216,480	$ 289,156

Future minimum commitments for operating and capital lease obligations as of December 31, 2013 are as follows:

	Capital Leases	Operating Leases

2014	53,900	3,413,000
2015	45,100	3,220,000
2016	45,100	3,168,000
2017	15,000	2,518,000
2018	—	2,092,000
Thereafter	—	2,777,000
Total minimum lease payments	159,100	$17,188,000

Amount representing interest	(18,700)
Present value of net minimum lease payments	140,400
Less current portion	44,800
Long-term capital lease obligation	$95,600

Total rental expense under the operating agreements included in the accompanying consolidated statements of income and comprehensive income for the years ending December 31, 2013 and 2012 were approximately $3,162,500 and $2,798,000, respectively.

In connection with retail locations, the Company enters into various operating lease agreements, with escalating rental payments. The effects of variable rent disbursements have been expensed on a straight-line basis over the life of the lease. As of December 31, 2013 and 2012, there was approximately $929,000 and $754,000, respectively, of deferred rent recorded in accrued expenses and other current liabilities on the accompanying consolidated balance sheets.

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

	Year Ended December 31
	2013	2012
Current:
Federal	$1,252,421	$ 1,307,631
State	444,493	420,959
Total current	1,696,914	1,728,590

Deferred:
Federal	(302,700)	(236,800)
State	(110,200)	(48,200)
Total deferred	(412,900)	(285,000)
Total provision for income tax	$1,284,014	$1,443,590

Deferred income taxes relate to the following temporary differences as of:

	Year Ended December 31
	2013	2012
Current deferred tax asset :
Prepaid expenses currently deductible	$(216,800)	$(189,300)
Reserves not currently deductible	571,600	489,500

Net current deferred tax asset	354,800	300,200

Non-current deferred tax asset

Depreciation and amortization	1,243,300	990,500
Deferred tax asset – interest rate swap contract	66,800	131,200
Other	185,000	79,400
Total non-current deferred tax asset	1,495,100	1,201,100
Net non-current deferred tax asset	$1,849,900	$1,501,300

The effective income tax rate varies from the amount computed using the statutory U.S. income tax rate as follows:

	Year Ended December 31
	2013	2012
Federal statutory rate	34.0%	34.0%
Increase in taxes resulting from state income taxes, net of federal income tax benefit	7.7	7.8
Effect of nondeductible stock-based compensation	3.1	2.2
Adjustment of deferred income tax liability	(0.1)	1.7
Effective income tax rate	44.7%	45.7%

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

The Company records interest and penalties related to income taxes as a component of provision for income taxes. The Company recognized nominal interest and penalty expense for the years ended December 31, 2013 and 2012.

Tax years 2010 through 2013 remain subject to examination by the IRS, and 2010 through 2013 tax years remain subject to examination by Massachusetts, and 2009 through 2013 by various other jurisdictions.

7.  Stockholders’ Equity

Preferred Stock

The Company currently has authorized 1,000,000 shares of Preferred Stock, none of which were issued or outstanding at December 31, 2013 or 2012.

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

Prior to the adoption of the 2005 Plan, the Company had issued 513,981 options under the 1999 Plan, which was the maximum the plan permitted. The Company has reserved a total of 1,123,574 shares of common stock for issuance under the 2005 Plan. As of December 31, 2013, there were 10 shares available for future grants, and as of December 31, 2012, 221,810 shares were available for future grants.

The following table summarizes stock option activity for the years ended December 31, 2013 and 2012.

	2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	938,405	$3.83	915,490	$4.49
Granted	327,700	4.36	154,900	3.63
Forfeited/Expired	(105,900)	7.60	(127,245)	8.36
Exercised	(13,920)	1.45	(4,740)	1.24
Ending balance	1,146,285	$3.69	938,405	$3.83
Exercisable	530,555	$3.44	518,678	$4.30

	Options Outstanding

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life	Options Exercisable

$1.24 – $1.36	96,214	4.89	96,214
$1.94 – $2.14	68,595	1.60	66,495
$3.10 – $3.59	461,525	7.57	197,610
$3.65 – $3.95	191,450	8.60	9,435
$4.50 – $5.39	283,045	7.15	115,345
$7.50 – $8.78	34,975	2.84	34,975
$10.00	10,481	1.88	10,481
Total options	1,146,285		530,555

The following table sets forth the intrinsic value at December 31, 2013 and 2012, for outstanding and exercisable options:

	December 31, 2013		December 31, 2012

	Number of Options	Aggregate Intrinsic Value(1)	Number of Options	Aggregate Intrinsic Value(1)

Outstanding	1,146,285	$(448,381)	938,405	$(501,064)
Exercisable	530,555	$(73,159)	518,678	$(519,245)
Vested or expected to vest	1,146,285	$(448,381)	938,405	$(501,064)

(1)         The aggregate intrinsic value was calculated based on the difference between the fair value of the Company’s common stock on December 31, 2013 or 2012 and the weighted average exercise price of the underlying options.

Stock-based Compensation

The Company utilizes, in most cases, the Binomial Lattice option pricing model to determine the fair value of stock-based compensation.  The Binomial Lattice model requires the Company to make subjective assumptions regarding the volatility of the underlying stock.  The estimated volatility of the Company’s common stock price is based on the median of the fluctuations in the historical price of the Company’s common stock over the term of the option.  The Binomial Lattice model also requires a risk-free interest rate, which is based on the U.S. Treasury yield curve in effect at the time of the grant, and the dividend yield on the Company’s common stock, which is assumed to be zero since the Company does not pay dividends and has no current plans to do so in the future.  Changes in these assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense recognized in the consolidated statement of income and comprehensive income.

In August 2013, the Company granted 160,000 options to a senior executive.  These option grants will vest pursuant to the following conditions. 1) 50,000 shares vesting ratably over 5 years only if the Company achieves its annual EBITDA target. 2) 50,000 shares vesting ratably over 5 years as of the anniversary of the grant. 3) 50,000 shares vesting only if the Company achieves a valuation of $6.00 or more per share in an equity transaction within twenty-four months. 4) 10,000 shares vesting only if the Company achieves a valuation of $6.50 or more per share in an equity transaction within twenty-four months.  Using the Binomial Lattice Model (with assumptions disclosed below), the 2013 awards had a weighted average fair value of $1.89, of which only 100,000 shares are included and 60,000 shares are excluded until the equity transaction occurs.

In November 2013 and November 2012, the Company granted 167,700 and 154,900 options, respectively, to the Company employees and directors.  Using the Binomial Lattice Model (with assumptions disclosed below), the 2013 and 2012 awards had a weighted average fair value of $3.81 and $2.88 per option, respectively. The stock based compensation recorded was $310,000 and $251,000 for the years ended December 31, 2013 and 2012, respectively.  The fair value of these awards is recorded as stock-based compensation expense included in general and administrative expense over the requisite service period.  The remaining unrecognized stock-based compensation expense related to unvested awards at December 31, 2013 was approximately $1,640,000 to be recognized on a straight-line basis over the weighted average vesting period of 4.1 years.

The following table illustrates the assumptions used in the Binomial-Lattice calculation used to value to the option awards granted during the years ended December 31, 2013 and 2012:

August Grant
2013
Weighted-average risk-free interest rate	2.25%
Volatility	91.78%
Expected dividend yield	0.0%
Weighted-average fair value of options granted	$ 3.01

	November Grant
	2013	2012
Weighted-average risk-free interest rate	1.39% and 2.21%	0.62% and 1.19%
Volatility	88.49%	94.79%
Expected dividend yield	0.0%	0.0%
Weighted-average fair value of options granted	$ 3.30 and $ 3.86	$ 2.52 and $ 2.92

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

9.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31
	2013	2012
Wages and bonus payable	$1,361,284	$833,442
Sales return reserves	940,000	815,000
Gift card liabilities	1,840,315	1,569,335
Accrued professional fees and prepaid sales liabilities	119,360	99,816
Miscellaneous accruals and other liabilities	2,940,023	3,030,034
Total accrued expenses and other current liabilities	$7,200,982	$6,347,627
A roll-forward of the Company’s sales return reserve is as follows:
Beginning balance	$815,000	$877,000
Provision	13,094,229	11,205,606
Returns	(12,969,229)	(11,267,606)
Ending balance	$940,000	$815,000

10.  Intangibles and Other Assets, Net

Intangibles and other assets, net, consist of the following:

	December 31
	2013	2012
Deferred financing costs	$68,750	$67,250
Purchased catalog and related assets	964,435	964,435
Total cost	1,033,185	1,031,685
Accumulated amortization:
Deferred financing fees	(35,251)	(21,687)
Purchased catalog and related assets	(858,100)	(829,100)
Total accumulated amortization	(893,351)	(850,787)
Lease acquisition and other misc. assets	334,613	318,969
Investment in affiliate	283,706	284,262
Total	$758,153	$784,129

Deferred financing costs are amortized on a straight-line basis over the shorter of the contractual or estimated life of the related debt.  In connection with the March 2011 debt refinancing discussed in Note 3, the Company recognized a portion of unamortized deferred financing costs associated with the modification of facilities.  Purchased catalog and related assets are amortized on a straight-line basis over the estimated useful lives of the underlying assets.  Amortization expense for purchased catalog and related assets for the year ended December 31, 2013 was approximately $43,000.  Amortization expense for purchased catalog and related assets for the year ended December 31, 2012 was approximately $22,000.

In August 2012, the Company entered into a purchase agreement with Fools & Horses, LLC (“F&H”) for the purchase of its intangible assets for the price of $145,000.  The asset is to be amortized on a straight-line basis over the length of the contract agreement (5 years). Amortization expense for the F&H asset for the year ended December 31, 2013 was approximately $29,000. Amortization expense for the F&H asset for the year ended December 31, 2012 was approximately $10,000.

11.  Related Party Transactions

In October of 2004, the Company entered into a lease agreement with a minority stockholder. The agreement, which relates to the Plaistow, NH retail store, is a five-year lease with options to extend for an additional fifteen years.  For the years ended December 31, 2013 and 2012, the Company expensed approximately $215,000 and $214,000, respectively, in connection with the lease.

In order to expedite the efficient build-out of leasehold improvements in its new retail stores, the Company utilizes the services of a real estate development company owned by a non-executive Company employee and minority stockholder to source construction services and retail fixtures.  Total payments for the year ended December 31, 2013, consisting primarily of reimbursements for materials and outside labor, for the fit-up of stores were approximately $573,000.  Reimbursements for the year ended December 31, 2012 were approximately $619,000.

12.  Contingencies

From time to time, the Company is exposed to litigation relating to our products and operations.  The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material, adverse affect on its financial condition or results of operations.

13.  Interest Rate Swap Contract

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

The Company designated this interest rate swap contract as an effective cash flow hedge.  The Company adjusts the interest rate swap to fair value with the change accounted for through other comprehensive income, as the contracts are considered effective in offsetting the interest rate exposure of the forecasted interest rate payments hedged.  The Company anticipates that this contract will continue to be effective as long as there are no pre-payments of the hedged portion of the term note.  The Company does not believe any of the amounts currently reported in accumulated other comprehensive loss will be reclassified into earnings in 2014.  The fair value of the interest rate swap was a liability of $189,235 and $320,225 as of December 31, 2013 and 2012, respectively.

The Company does not hold any derivative instruments that are not designated as a hedging instrument.  The following table presents information about the Company’s derivative instruments as of December 31, 2013 and December 31, 2012.

	Liability Derivatives as of:
	December 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swap contract	Interest rate swap contract	$189,235	Interest rate swap contract	$320,225

The following table presents information about the effects of the Company’s derivative instruments:

		Amount Reclassified, Net of Tax, From Other Comprehensive Income for the year ended
	Location of income	December 31
	Recognized on Derivative	2013	2012

Interest rate swap contact	Interest Expense	$106,496	$106,672

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

The Company accounts for its interest rate swap as a derivative financial instrument in accordance with the related guidance. Under this guidance, derivatives are carried on the balance sheet at fair value. The fair value of the Company’s interest rate swap is determined based on observable market data in combination with expected cash flows.  The fair value of the Company’s interest rate swap was determined using projected future cash flows, discounted at the mid-market implied forward LIBOR.  The value at December 31, 2013 is included in long-term liabilities.

The following table presents the financial instruments carried at fair value as of December 31, 2013 and 2012 in accordance with the FASB ASC 820 hierarchy noted above:

	Level 1	Level 2	Level 3	Total
Interest Rate Swap
Derivative as of
December 31, 2013	—	$(189,235)	—	$(189,235)

Interest Rate Swap
Derivative as of
December 31, 2012	—	$(320,225)	—	$(320,225)

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

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Our principal executive officer and principal financial officer have concluded that, as of December 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level as of that date in our internal control over financial reporting described below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act.  Internal control over financial reporting is defined in Rules 13a-15(f) and15d-15(f) under the Exchange Act as a process defined by, or under the supervision of, a company’s principal executive and principal financial officers and effected by management and other personnel, under the oversight of the board of directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013, in management’s judgment with similar cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Management reviewed the results of its assessment with our Audit Committee.

Changes in Internal Control over Financial Reporting

As previously reported in the Company’s amended Annual report on Form 10-K/A filed with the SEC on June 5, 2013, management identified a material weakness in our internal control over financial reporting in accounting for gift card liabilities as of December 31, 2011 and 2012.

Management presented a proposed remediation plan to our audit committee and our board of directors and our progress in its implementation on November 5, 2013.  The board and its audit committee reviewed and approved the remedial plan and proposed new internal controls.  Except as described above, no change in our internal control over financial reporting occurred during the fiscal year ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B.  Other Information.

As of December 31, 2013, 5,351,398 shares of our common stock were outstanding.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information set forth under the captions “Directors, Executive Officers” and “Corporate Governance”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 7, 2014, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2013, is incorporated herein by reference.

Item 11.  Executive Compensation.

The information set forth under the caption “Remuneration of Executive Officers and Directors” appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 7, 2014, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2013, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 7, 2014, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2013, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions “Certain Relationships and Related Transactions” and “Director Independence”, appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 7, 2014, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2013, is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information set forth under the captions “Principal Accounting Fees and Services” appearing in our definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 7, 2014, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2013, is incorporated herein by reference.

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

Ex-23.11 - Consent of McGladrey LLP

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

Dated March 31, 2014

	By:	/s/ STEPHEN L. DAY
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ STEPHEN L. DAY	President, Chief Executive Officer and Director	March 31, 2014
Stephen L. Day	(principal executive officer)

/s/ JONATHAN A. R. GRYLLS	Chief Strategy Officer and Director	March 31, 2014
Jonathan A. R. Grylls

/s/ DAVID R. PEARCE	Chief Financial Officer	March 31, 2014
David R. Pearce	(principal accounting and financial officer)

/s/ DAVID J. POWERS	Director	March 31, 2014
David J. Powers

/s/ JAMES F. POWERS	Director	March 31, 2014
James F. Powers

/s/ GREGORY F. MULLIGAN	Director	March 31, 2014
Gregory F. Mulligan

/s/ KEVIN K. ALBERT	Director	March 31, 2014
Kevin K. Albert

/s/ JOHN W. MITCHELL	Director	March 31, 2014
John W. Mitchell

Exhibit Index

Exhibit Number	Description	Form	Date
1.1	Form of Underwriting Agreement	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 1.1	November 16, 2005
3.1	Amended and Restated Certificate of Incorporation of the Company	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 3.1	August 26, 2005
3.2	Certificate of Amendment to Certificate of Incorporation of the Company	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 3.2	October 5, 2005
3.3	Second Amended and Restated Certificate of Incorporation of the Company to be filed upon completion of this offering	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 3.3	October 25, 2005
3.4	By-laws of the Company	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 3.4	August 26, 2005
3.5	Amended and Restated By-laws of the Company to be effective upon completion of this offering	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 3.5	October 5, 2005
3.6	Amendment to By-Laws of the Company	Form 8-K Current Report; amends Exhibit 3.5	December 28, 2007
3.7	Amended and Restated By-Laws of the Company	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008; amends and restates Exhibits 3.4 and 3.5	August 13, 2008
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

		Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.32	October 5, 2005

10.33	Amended and Restated Security Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc. and Patriot Capital Funding, Inc.	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.33	October 5, 2005
†10.34	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Stephen L. Day	Annual Report on Form 10-K for the year ended December 31, 2005; amends Exhibit 10.29	March 30, 2006
†10.35	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Jonathan A.R. Grylls	Annual Report on Form 10-K for the year ended December 31, 2005; amends Exhibit 10.30	March 30, 2006
10.36	Second Amendment dated as of March 28, 2006 to Amended and Restated Loan Agreement with Bank of America	Annual Report on Form 10-K for the year ended December 31, 2005; amends Exhibit 10.18	March 30, 2006
10.37	Amendment No. 1 dated as of March 28, 2006 to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.	Annual Report on Form 10-K for the year ended December 31, 2005; amends Exhibit 10.32	March 30, 2006
10.38	Agreement of Lease dated March 29, 2006 by and between the Company and Sparks Lot Seven, LLC	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006	May 25, 2006
10.39	Commercial Lease executed as of March 9, 2001 between Marvid Crabyl, LLC and Dover Saddlery, Inc., as amended and extended	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006	August 14, 2006
10.40	Stock Purchase Agreement dated as of May 29, 2006 among Dover Saddlery, Inc., Dover Saddlery Retain, Inc., Old Dominion Enterprises, Inc. and Reynolds Young, as amended	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006	August 14, 2006
10.41	Lease made as of June 2006 between Humphrey and Rodgers and Dover Saddlery Retail, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006	August 14, 2006
10.42	Agreement of Lease for Shopping Center Space between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc. Dated as of May 20, 1997	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006	August 14, 2006
10.43	LB’s of Virginia Building Lease Agreement dated November 1, 2000, as amended	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006	August 14, 2006
10.44	Lease agreement made July 10, 2006 between Hopkins Roads Associates and Dover Saddlery Retail, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006	August 14, 2006
10.45	Consent and Amendment No. 2, dated June 29, 2006, to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006; amends Exhibit 32	August 14, 2006
10.46	Waiver letter dated as of June 27, 2006 between Bank of America, N.A. and Dover Saddlery, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006; pertains to Exhibit 10.16	August 14, 2006

10.47	First Amendment and Extension to Lease Agreement dated September 2006 between C.E. Holman Limited Partnership and Dover Saddlery, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006; amends Exhibit 10.6	November 13, 2006
10.48	Third Amendment dated as of March 29, 2007 to Amended and Restated Loan Agreement dated as of December 11, 2003, with Bank of America	Annual Report on Form 10-K for the year ended December 31, 2006; amends Exhibit 10.16	April 2, 2007
10.49	Waiver and Amendment No. 3 dated March 30, 2007 to the Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.	Annual Report on Form 10-K for the year ended December 31, 2006; amends Exhibit 32	April 2, 2007
10.50	Waiver by Bank of America dated May 24, 2007	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007; pertains to Exhibit 10.16	May 25, 2007
10.51	Waiver and Consent by Patriot Capital Funding, Inc. dated May 25, 2007	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007; pertains to Exhibit 10.32	May 25, 2007
10.52	Waiver by Bank of America dated August 9, 2007	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007; pertains to Exhibit 10.16	August 14, 2007
10.53	Waiver and Consent by Patriot Capital Funding, Inc. dated August 10, 2007	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007; pertains to Exhibit 10.32	August 14, 2007
10.54	Renewal of Lease for Shopping Center Space executed August 3, 2007 between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007; amends and renews Exhibit 10.42.	August 14, 2007
10.55	Shopping Center Lease Agreement dated May 30, 2007 between Pavillion North, Ltd., and Dover Saddlery Retail, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007	August 14, 2007
10.56	First Amendment dated June 25, 2007 to Shopping Center Lease Agreement between Pavillion North, Ltd. and Dover Saddlery Retail, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007; amends Exhibit 10.55	August 14, 2007
10.57(7)	Second Amendment and Extension of Lease Agreement dated August 30, 2007 between C.E. Holman Limited Partnership, and Dover Saddlery Retail, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007; amends Exhibit 10.6	November 13, 2007
10.58	Waiver and Amendment to Bank of America Loan Agreement dated November 9, 2007	Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007; pertains to Exhibit 10.16	November 13, 2007
10.59	Loan and Security Agreement dated December 11, 2007 between RBS Citizens Bank N.A and Dover Saddlery, Inc.	Company’s Form 8-K Current Report, as Exhibit 10.59	December 14, 2007
10.60	Revolving Credit Note dated December 11, 2007 between RBS Citizens Bank N.A. and Dover Saddlery, Inc.	Company’s Form 8-K Current Report, as Exhibit 10.60	December 14, 2007

10.61	Intercreditor, Subordination and Standby Agreement dated December 11, 2007 between RBS Citizens Bank N.A. and Dover Saddlery, Inc.	Company’s Form 8-K Current Report	December 14, 2007
10.62	Mezzanine Loan Agreement dated December 11, 2007 between BCA Mezzanine Fund, L.P. and Dover Saddlery, Inc.	Company’s Form 8-K Current Report, as Exhibit 10.62	December 14, 2007
10.63	Mezzanine Security Agreement dated December 11, 2007 between BCA Mezzanine Fund, L.P. and Dover Saddlery, Inc.	Company’s Form 8-K Current Report	December 14, 2007
10.64	First Amendment to Mezzanine Loan Agreement with BCA Mezzanine Fund dated March 27, 2009	Annual Report on Form 10-K for the year ended December 31, 2008; Pertains to and amends Exhibit 10.62	March 31, 2009
10.65	First Amendment to Loan and Security Agreement with RBS Citizens dated March 27, 2009	Annual Report on Form 10-K for the year ended December 31, 2008; Pertains to and amends Exhibit 10.59	March 31, 2009
10.66	First Amendment to Revolving Credit Note with RBS Citizens dated March 27, 2009	Annual Report on Form 10-K for the year ended December 31, 2008; pertains to and amends Exhibit 10.60	March 31, 2009
10.67	Amended and Restated 2005 Equity Incentive Plan	Company’s Form 8-K Current Report; pertains to and amends Exhibit 10.30	May 20, 2010
10.68	Second Amendment to Loan and Security Agreement with RBS Citizens dated May 20,2010	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010; pertains to and amends Exhibit 10.59	May 5, 2010
10.69	Third Amendment to Loan and Security Agreement with RBS Citizens dated August 10, 2010	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010; pertains to and amends Exhibit 10.59	August 10, 2010
†10.70	Employment Agreement, dated as of September 01, 2010, by and between William G. Schmidt and the Company	Annual Report on Form 10-K for the year ended December 31, 2010	March 30, 2011
10.71	Fourth Amendment to Loan and Security Agreement with RBS Citizens dated March 28, 2011	Annual Report on Form 10-K for the year ended December 31, 2010; pertains to and amends Exhibit 10.59	March 30, 2011
10.72	Second Amendment to Revolving Credit Note with RBS Citizens dated March 28, 2011	Annual Report on Form 10-K for the year ended December 31, 2010; pertains to and amends Exhibit 10.60	March 30, 2011
10.73	Term Note Agreement with RBS Citizens dated March 28, 2011	Annual Report on Form 10-K for the year ended December 31, 2010	March 30, 2011
10.74	Third Amendment to Revolving Credit Note with RBS Citizens dated March 29, 2013	Annual Report on Form 10-K for the year ended December 31, 2012; pertains to and amends Exhibit 10.60	April 1, 2013
10.75	Fifth Amendment to Loan and Security Agreement with RBS Citizens dated March 29, 2013	Annual Report on Form 10-K for the year ended December 31, 2012; pertains to and amends Exhibit 10.59	April 1, 2013
10.76	Amendment to Loan and Security Agreement with RBS Citizens dated as of July 30, 2013	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013; pertains to and amends Exhibit 10.59	August 13, 2013

†10.77	Employment Agreement dates as of August 15, 2013 by and between James H. Cullen and the Company	Company’s Current Report on Form 8-K dated August 15, 2013	August 15, 2013
†10.78	Employment Agreement dates as of January 27, 2014 by and between David R. Pearce and the Company	Company’s Current Report on Form 8-K dated January 27, 2014	January 28, 2014
14.1	Code of Business Conduct and Ethics

Annual Report on Form 10-K for the year ended December 31, 2005; amends and restates Code of Conduct and Ethics filed with Registration Statement on Form S-1 (File No. 333-127888) filed on October 5, 2005 as Exhibit 14.1

March 30, 2006
16.1	Auditor change correspondence	Company’s Current Report on Form 8-K	October 6, 2008
16.2	Auditor change correspondence	Company’s Current Report on Form 8-K	August 25, 2010
17.1	Director departure correspondence	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009	May 25, 2009
17.2	Director departure correspondence	Company’s Current Report on Form 8-K	August 25, 2010
21.1	Subsidiaries of the Company	Annual Report on Form 10-K for the year ended December 31, 2005	March 30, 2006
23.1	Consent of Bingham McCutchen LLP (included in Exhibit 5.1)	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 5.1	November 17, 2005
23.2	Consent of Ernst & Young LLP	Annual Report on Form 10-K for the year ended December 31, 2008	March 31, 2009
23.3	Consent of Preti Flaherty Beliveau Pachios & Haley PLLC (included in Exhibit 5.2)	Registration Statement on Form S-1 (File No. 333-127888)	November 16, 2005
23.4	Consent of Caturano and Company, P.C.	Annual Report on Form 10-K for the year ended December 31, 2008	March 31, 2009
23.5	Consent of Caturano and Company, P.C.	Annual Report on Form 10-K for the year ended December 31, 2009	March 31, 2010
23.6	Consent of Caturano and Company, Inc.	Annual Report on Form 10-K for the year ended December 31, 2010	March 30, 2011
23.7	Consent of McGladrey & Pullen, LLP	Annual Report on Form 10-K for the year ended December 31, 2010	March 30, 2011
23.8	Consent of McGladrey LLP	Annual Report on Form 10-K for the year ended December 31, 2011	March 29, 2012

23.9	Consent of McGladrey LLP	Annual Report on Form 10-K for the year ended December 31, 2012	April 1, 2013
23.10	Consent of McGladrey LLP	Amended Annual Report on Form 10-K/A for the year ended December 31, 2012	June 5, 2013
*23.11	Consent of McGladrey LLP	Annual Report on Form 10-K for the year ended December 31, 2013
24.1	Power of Attorney	Registration Statement on Form S-1 (File No. 333-127888)	November 17, 2005
*31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
*31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

‡32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

99.1	Consent of William F. Meagher, Jr.	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 99.1	October 5, 2005

*	Filed herewith.
‡	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement