Form 10-Q
period 2014-03-31
DOVER SADDLERY INC
filed 2014-05-09
CIK 1071625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Shares outstanding of the registrant’s common stock (par value $0.0001) on May 7, 2014:  5,364,238

DOVER SADDLERY, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

DOVER SADDLERY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, unaudited)

	March 31, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$214	$319
Accounts receivable	888	1,300
Inventory	26,652	23,633
Prepaid catalog costs	1,744	974
Prepaid expenses and other current assets	1,971	1,277
Deferred income taxes	369	355
Total current assets	31,838	27,858
Net property and equipment	5,760	5,763
Other assets:
Deferred income taxes	1,346	1,495
Intangibles and other assets, net	740	758
Total other assets	2,086	2,253
Total assets	$39,684	$35,874
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation and outstanding checks	$347	$290
Current portion – term notes	786	786
Current portion – Capex term loan	711	630
Accounts payable	1,939	2,352
Accrued expenses and other current liabilities	5,534	7,201
Income taxes payable	-	1,006
Total current liabilities	9,317	12,265

Long-term liabilities:
Revolving line of credit	7,673	95
Capex term loan, net of current portion	2,620	2,818
Term notes, net of current portion	3,928	4,125
Capital lease obligation, net of current portion	86	96
Interest rate swap contract	173	189
Total long-term liabilities	14,480	7,323

Stockholder’s equity:
Common Stock, par value $0.0001 per share; 15,000,000 shares authorized; 6,160,103 and 6,147,263 issued and 5,364,238 and 5,351,398 outstanding as of March 31, 2014 and December 31, 2013, respectively	1	1
Additional paid in capital	46,439	46,304
Treasury stock, 795,865 shares at cost	(6,082)	(6,082)
Accumulated other comprehensive loss	(113)	(122)
Accumulated deficit	(24,358)	(23,815)
Total stockholders’ equity	15,887	16,285
Total liabilities and stockholders’ equity	$39,684	$35,874

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013

Revenues, net	$19,712	$18,026
Cost of revenues	12,637	11,626
Gross profit	7,075	6,400
Selling, general and administrative expenses	8,024	7,265
Loss from operations	(949)	(865)
Interest expense, financing and other related costs, net	142	124
Other investment (income) loss, net	2	(11)
Loss before income tax benefit	(1,093)	(978)
Benefit for income taxes	(550)	(440)
Net loss	$(543)	$(538)

Net loss per share
Basic	$(0.10)	$(0.10)
Diluted	$(0.10)	$(0.10)
Number of shares used in per share calculation
Basic	5,352,000	5,338,000
Diluted	5,352,000	5,338,000

DOVER SADDLERY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013

Net loss	$(543)	$(538)
Other comprehensive income, net: Change in fair value of interest rate swap contract, net of $7K and $13K of tax, respectively	9	16
Total comprehensive loss	$(534)	$(522)

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Three Months Ended

	March 31, 2014	March 31, 2013
Operating activities:
Net loss	$(543)	$(538)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	360	281
Deferred income taxes	127	131
(Income) loss from investment in affiliate, net	2	(11)
Stock-based compensation	110	70
Gift card breakage income	(28)	(30)
Non-cash interest expense	7	3
Changes in current assets and liabilities:
Accounts receivable	412	959
Inventory	(3,019)	(2,668)
Prepaid catalog costs, prepaid expenses and other current assets	(1,464)	18
Accounts payable	(413)	130
Accrued expenses and other current liabilities and income taxes payable	(2,645)	(2,259)
Net cash used in operating activities	(7,094)	(3,914)
Investing activities:
Purchases of property and equipment	(339)	(376)
Investment in affiliates	(9)	(11)
Net cash used in investing activities	(348)	(387)
Financing activities:
Borrowings under revolving line of credit	7,578	1,012
Payments on term notes	(196)	—
Payments on Capex term loan	(117)	—
Borrowings under Capex term loan	—	2,340
Change in outstanding checks	57	865
Payments on capital leases	(10)	(20)
Payment of debt commitment fees	—	(15)
Proceeds from exercise of stock options	25	2
Net cash provided by financing activities	7,337	4,184
Net decrease in cash and cash equivalents	(105)	(117)
Cash and cash equivalents at beginning of period	319	299
Cash and cash equivalents at end of period	$214	$182
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$135	$121
Income taxes	$1,067	$808
Supplemental disclosure of non-cash financing activities
Change in fair value of interest rate swap contract	$16	$29

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.  Nature of Business and Basis of Preparation

Dover Saddlery, Inc., a Delaware corporation (the “Company”), is a leading specialty retailer and the largest omni-channel marketer of equestrian products in the United States. The Company sells its products through a multi-channel strategy, including direct and retail, with stores located in Massachusetts, Delaware, Texas, New Hampshire, Maryland, Virginia, New Jersey, Georgia, Rhode Island, Colorado, Illinois, Pennsylvania, Minnesota, North Carolina, New York and Florida.  The Company provides a complete line of equestrian products, as well as specially–developed, private label offerings from its direct marketing headquarters, warehouse, and call center facility in Littleton, Massachusetts.

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

The Company views its operations and manages its business as one operating segment utilizing an omni-channel distribution strategy.  Market channel revenues are as follows (dollars in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013

Revenues, net – direct	$10,912	$10,784
Revenues, net – retail stores	8,800	7,242
Revenues, net – total	$19,712	$18,026

The accompanying condensed consolidated financial statements comprise those of the Company, its wholly-owned subsidiaries, and its investment in affiliates. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013 are unaudited.  In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2013 and include all adjustments, consisting of only usual, recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results expected for the year ended December 31, 2014.

Certain footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to pertinent rules and regulations, although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading.  The accompanying unaudited, condensed consolidated financial statements should be read in conjunction with the audited December 31, 2013 financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2014 (the “10-K”).

B. Gift Card and Gift Card Breakage

The Company determines its gift card breakage rate based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be reasonably estimated at the time of gift card issuance.  From the point which the likelihood of redemption is deemed to be remote (gift cards that were issued three years prior and remain unredeemed) and for which there is no legal obligation to remit the value of such unredeemed gift cards to any relevant jurisdictions, breakage income is recognized over a two year period.  Breakage revenue for the three months ending March 31, 2014 and 2013 of $27,916 and $30,146, respectively, was recognized as revenue, net, in the accompanying condensed consolidated statements of operations and comprehensive loss.  The gift certificate liability balance was $1.4 million and $1.8 million at March 31, 2014 and December 31, 2013, respectively.

C.  Accounting for Stock-Based Compensation

The Company recognizes the fair value of compensation cost of stock-based awards on a straight-line basis over the requisite service period of the award. Stock-based compensation for the three months ended March 31, 2014 and 2013 was approximately $110,000 and $70,000, respectively.

There was no activity related to stock option grants, exercises or forfeitures for the three months ended March 31, 2014, except for the exercise of options to purchase 12,840 common shares, resulting in proceeds of $24,910 in the first quarter.

The amount of future stock-based compensation expense that may be recognized for outstanding, unvested options as of March 31, 2014 was approximately $1,530,500 to be recognized on a straight-line basis over the employee’s remaining weighted-average, requisite service period of 3.8 years.  In addition, there are 60,000 shares that will vest upon certain market conditions being met and the related compensation expense for these options is approximately $181,000.  As of March 31, 2014 the intrinsic value of all “in the money” outstanding options was approximately $1,088,000.

D.  Inventory

Inventory consists of finished goods in the Company’s mail-order warehouse and retail stores. The Company’s inventories are stated at the lower of cost, with cost determined by the first-in, first-out (FIFO) method, or net realizable value. The Company maintains a reserve for excess and obsolete inventory. This reserve was $120,000 as of March 31, 2014 and December 31, 2013.  The Company continuously monitors the salability of its inventories to ensure adequate valuation of the related merchandise.

E.  Advertising

The Company recognizes deferred costs over the period of expected future revenue, which is typically less than one year.  Deferred costs as of March 31, 2014 and December 31, 2013 were $1,744,000 and $974,000, respectively, and consisted of catalog costs.  The combined marketing and advertising costs charged to selling, general, and administrative expenses for the three months ended March 31, 2014 and 2013 were $2,253,000 and $2,040,000, respectively.

F.  Other Comprehensive Loss

Other comprehensive loss is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources.  Comprehensive loss includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.  The Company’s only item of other comprehensive loss, other than a reported net loss, was the change in fair value of an interest rate swap.  The other comprehensive loss, net of taxes ($7,266 and $12,827, respectively) for the three months ended March 31, 2014 and 2013 was $9,346 and $16,559, respectively.

G.  Net Income per Share

A reconciliation of the number of shares used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2014	2013

Basic weighted average common shares outstanding	5,352	5,338
Add: Dilutive effect of assumed stock option and warrant exercises less potential incremental shares purchased under the treasury method	—	—
Diluted weighted average common shares outstanding	5,352	5,338

For the three months ended March 31, 2014 and 2013, approximately 45,000 options and 1,039,000 options, respectively, to acquire common stock were excluded from the diluted weighted average shares calculation as the effect of such options is anti-dilutive.   For the three months ended March 31, 2014 and 2013, there were no potentially dilutive securities excluded as the Company was in a loss position.

H.  Financing Agreements

Revolving Credit Facility

On March 29, 2013, the Company and the bank amended the Revolver Facility so that the Company can borrow three term loans for capital expenditures used to open new stores (the “Capex Term Loans”).  Under the amended Revolver Facility, the Company can borrow up to $13,000,000, of which up to $1,000,000 can be in the form of letters of credit, up to $8,000,000 can be advanced as Capex Term Loans.  The $13,000,000 maximum may be increased up to $20,000,000 at the discretion of the bank.  Funds available under the revolving portion of the Revolver Facility shall be reduced by the outstanding balance of the letters of credit and term loans.  The Company borrowed $2,340,000 as a Capex Term Loan on March 29, 2013 with equal principal repayments over 60 months.  On December 17, 2013, the Company borrowed an additional $1,459,525 as a Capex Term Loan with interest only for the first 6 months followed by equal principal repayments over 54 months.  Any outstanding balances borrowed under the Revolver Facility are due in full on March 29, 2015 unless the Revolver Facility is renewed in 2015 for another year.  The Revolver Facility bears interest at the base rate, announced from time to time by the bank, plus an applicable margin determined by the Company’s funded debt ratio.  As of March 31, 2014 the LIBOR (base rate) was 0.23%, plus the applicable margin of 2.75%.  Interest is payable monthly.  At its option the Company may have all or a portion of the unpaid principal under the Revolver Facility bears interest at various LIBOR or prime rate options.

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

At March 31, 2014, the Company had the ability to borrow $13,000,000 on the Revolver Facility, subject to certain covenants, of which there was $7,673,000 outstanding under the revolving portion of the Revolver Facility and $3,331,000 outstanding under the Capex Term Loans, bearing interest at the net Revolver Facility rate of 2.98%.  At December 31, 2013, the Company had $95,000 outstanding under the revolving portion of the Revolver Facility and $3,449,000 outstanding under the Capex Term Loans.  For the period ending March 31, 2014, the Company was in compliance with all of the covenants under the Revolver Facility, including Capex Term Loans, and Term Note Facility (the “Credit Facility”).

Term Note Facility, Senior Subordinated Notes Payable and Warrants

On March 28, 2011, the Company borrowed $5,500,000 in the form of a 7-year term note (the “Term Note Facility”) from the bank to refinance the $5,000,000 senior subordinated notes and deferred interest on those notes.  The initial floating rate interest on the $1,600,000 of principal (the variable interest rate portion of the Term Note Facility) was 5.4% consisting of a 1.0% LIBOR floor plus a 4.4% margin.  The initial floating rate interest on the $3,900,000 of principal (fixed portion of the Term Note Facility with the interest rate swap discussed below) was LIBOR plus 4.4%.  On April 1, 2011, the Company entered into an interest rate swap contract to fix the interest rate at 7.4% on $3,900,000 of the Term Note Facility principal.  The remaining $1,600,000 of the principal bears a floating rate based on a base rate, with a minimum of 1.0% as announced from time to time by the bank, plus a 4.4% margin.  As of March 31, 2014, the LIBOR rate (base rate) was 0.23%. The combined interest rate of 1.0% and 4.4% resulted in a total interest rate of 5.4% at March 31, 2014. Interest is payable monthly.  The Company is obligated to repay $786,000 of principal annually which commenced in April 2013 and extends to March 2018.  The Company is further obligated to accelerate repayment of up to $1,600,000 in principal in the event it has excess cash flow determined by a cash flow recapture formula.  All assets of the Company collateralize the Term Note Facility. Under the terms of the Term Note Facility, the Company is subject to certain covenants including, among others, maximum balance sheet leverage ratio, minimum debt service charge coverage ratio, minimum current asset ratios, and maximum capital expenditures.

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

The Company’s outstanding amounts under the Credit Facility are not measured at fair value on the accompanying condensed consolidated balance sheets.  The Company determines the fair value of the amounts outstanding under the Credit Facility using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk.  The carrying amounts of the Company’s Credit Facility approximate fair value because the interest rates are reset periodically to reflect current market rates.  The fair value of the borrowings under the Credit Facility was approximately $15,719,000 and $8,454,000 as of March 31, 2014 and December 31, 2013, respectively.

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

The Company’s equity share of HH’s net income, including the intangible asset customer list amortization (resulting from the purchase price allocation) is reflected as other investment income in the accompanying consolidated statements of operations and comprehensive loss.  The Company recorded net loss of approximately $(2,000) for the three months ending March 31, 2014 compared to a net gain recorded of approximately $13,000 for the same period in 2013.  In addition, the Company increased its investment in HH by $8,500 during the three months ending March 31, 2014.  The resulting carrying value at March 31, 2014 and December 31, 2013 is approximately $261,000 and $255,000, respectively, and is included in intangibles and other assets, net, in the accompanying condensed consolidated balance sheets.

In May 2010, the Company launched a joint venture to provide equine pharmaceuticals to the equine marketplace with an initial investment of $60,000.  The venture, HorsePharm.com, LLC (“HP”), was established as a limited liability company, and Dover had a non-controlling interest of 50%.  The Company initially accounted for this investment using the equity method.    The operating agreement governing HP contained a buy/sell feature that could be exercised for a price established by the HP member who initiates the buy/sell feature.  On September 28, 2013, the Company exercised its right to purchase the remaining interest in HP for a price of $15,000.  As a result, the Company now owns 100% of HP.  The Company now accounts for HP as a consolidated subsidiary.

J.  Income Taxes

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

The Company records interest and penalties related to income taxes as a component of provision for income taxes. The Company recognized nominal interest and penalty expense for the three months ended March 31, 2014 and 2013.

Tax years 2010 through 2013 remain subject to examination by the IRS, and the 2010 through 2013 tax years remain subject to examination by Massachusetts, and the 2009 through 2013 tax years by various other jurisdictions.

K.  Related Party Transactions

In October of 2004, the Company entered into a lease agreement with a minority stockholder. The agreement, which relates to the Plaistow, NH retail store, is a five-year lease with options to extend for an additional fifteen years.  In October 2009, the Company exercised its first option to extend the lease for additional five years.  The Company expensed in connection with this lease $54,000 during the three months ended March 31, 2014 and 2013.

In order to expedite the efficient build-out of leasehold improvements in its new retail stores, the Company utilizes the services of a real estate development company owned by a non-executive Company employee and minority stockholder to source construction services and retail fixtures.  Total payments made to the real estate development company for the three months ended March 31, 2014 and 2013, consisting primarily of reimbursements for materials and outside labor for the fit-up of stores, were $90,000 and $140,000, respectively.

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

In connection with retail locations, the Company enters into various operating lease agreements, with escalating rental payments. The effects of variable rent disbursements have been expensed on a straight-line basis over the life of the lease.  As of March 31, 2014 and December 31, 2013, there was approximately $966,000 and $929,000, respectively, of deferred rent recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Contingencies

From time to time, the Company is exposed to litigation relating to our products and operations.  The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material, adverse affect on our financial condition or results of operations.

M. Interest Rate Swap

The Company uses an interest rate swap contract as a cash flow hedge to eliminate the cash flow exposure of interest rate movements on variable rate debt.  The Company accounts for its interest rate swap contract in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 815, Derivatives and Hedging.  FASB ASC 815 requires all derivatives, including interest rate swaps, to be recorded on the balance sheet at fair value.  The increase or decrease in the fair value of the hedge is initially included as a component of other comprehensive loss and is subsequently reclassified into earnings and recorded as interest expense, when interest on the related debt is paid.  The Company values the interest rate swap contract in accordance with FASB ASC 820, Fair Value Measurement and Disclosures.  The Company documents its risk management strategy and hedge effectiveness at the inception of and during the term of the hedge.  The Company’s interest rate risk management strategy is to stabilize cash flow requirements by maintaining the interest rate swap contract to convert variable rate debt to fixed rate debt.

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

The Company designated this interest rate swap contract as an effective cash flow hedge.  The Company adjusts the interest rate swap to fair value with the change accounted for through other comprehensive loss, as the contracts are considered effective in offsetting the interest rate exposure of the forecasted interest rate payments hedged.  The Company anticipates that this contract will continue to be effective as long as there are no pre-payments of the hedged portion of the term note.  The Company does not believe any of the amounts currently reported in accumulated other comprehensive loss will be reclassified into earnings in 2014.  The fair value of the interest rate swap at March 31, 2014 and December 31, 2013 was a liability of $172,624 and $189,235 respectively.

The Company does not hold any derivative instruments that are not designated as a hedging instrument.  The following table presents information about the fair value of the Company’s derivative instruments that have been designated as hedging instruments as of March 31, 2014 and December 31, 2013.

Liability Derivatives as of:
March 31, 2014		December 31, 2013
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swap contract	$172,624	Interest rate swap contract	$189,235

The following table presents information about the effects of the Company’s derivative instruments:

	Location of Gain Recognized	Amount Reclassified, Net of Tax, From Other Comprehensive Loss for the three months ended March 31
	on Derivative	2014	2013

Interest rate swap contact	Interest Expense	$23,594	$26,951

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

The Company accounts for its interest rate swap as a derivative financial instrument in accordance with the related guidance. Under this guidance, derivatives are carried on the balance sheet at fair value. The fair value of the Company’s interest rate swap is determined based on observable market data in combination with expected cash flows.  The fair value of the Company’s interest rate swap was determined using projected future cash flows, discounted at the mid-market implied forward LIBOR.  The value at March 31, 2014 is included in long-term liabilities.

The following table presents the financial instruments carried at fair value in accordance with the FASB ASC 820 hierarchy noted above:

	Level 1	Level 2	Level 3	Total
Interest Rate Swap
Contract as of
March 31, 2014	—	$(172,624)	—	$(172,624)
Interest Rate Swap
Contract as of
December 31, 2013	—	$(189,235)	—	$(189,235)

O. Subsequent Events

The Company has evaluated all events or transactions through the date of this filing.  During this period, the Company did not have any other material subsequent events that impacted its condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words “projected”, “anticipated”, “planned”, “expected”,  and similar expressions are intended to identify forward-looking statements. In particular, statements regarding future financial targets or trends are forward-looking statements. Forward-looking statements are not guarantees of our future financial performance, and undue reliance should not be placed on them. Our actual results, performance or achievements may differ significantly from the results, performance or achievements discussed in or implied by the forward-looking statements. Factors that could cause such a difference are detailed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2014 (the “10-K”) (“fiscal 2013”) and in our subsequent periodic reports on Form 10-Q. We disclaim any intent or obligation to update any forward-looking statement.

Overview

The Company is a leading, specialty retailer and the largest omni-channel marketer of equestrian products in the U.S. For over 37 years, Dover Saddlery has been a premier upscale marketing brand in the English-style riding industry. We sell our products through a multi-channel strategy, including direct and retail. This omni-channel strategy has allowed us to use catalogs and our proprietary database of over two million names of equestrian enthusiasts as the primary marketing tools to increase catalog sales and to drive additional business to our e-commerce websites and retail stores.

Due to severe winter weather, the Company experienced weakening sales growth in the first quarter of 2014 in its retail stores. Consumer spending fell in the first quarter as compared to the fourth quarter of 2013 which contributed to the Company’s slow down in comp store sales growth.

Based on the Company’s 2012 and 2013 revenue trends, the Company opened four new stores last year. The Company will continue to pursue other new store locations that may be opened in 2014. However, our strategy to increase the number of retail store locations is based on finding optimal locations where demand for equestrian products is high and adequate capital to invest in its store expansion plan.

Consolidated Performance and Trends

The Company reported a net loss in the first quarter of 2014 of $(543,000) or $(0.10) per share, compared to a net loss of $(538,000) or $(0.10) per diluted share for the corresponding period in 2013, a decrease of 0.9%.

The first quarter of 2014 results reflect our continuing efforts to execute our growth strategy in the retail market channel where revenues increased 21.5% to $8.8 million in the quarter.  This trend of increased revenue in the retail market channel may be slowed or eroded by delays in the execution of our new store expansion strategy, constraints in available capital, and interim declines in consumer demand at our retail stores impacted by continued economic uncertainty and consequential consumer behavior.  The Company responds to fluctuations in revenues primarily by delaying the opening of new stores, adjusting marketing efforts and operations to support our retail stores and managing costs.  The success of our new store growth plan is dependent upon the response of our customers to these marketing strategies and evolving market conditions.  Our direct market channel revenues increased 1.2%, to $10.9 million in the first quarter of 2014.   We respond to fluctuations in our direct customers’ response by adjusting the quantities of catalogs mailed and other internet marketing and customer-related strategies and tactics in order to maximize revenues and manage costs.

Given continued economic uncertainty, it is very difficult to accurately predict economic trends; however, we have resumed our store rollout strategy since 2011 and plan to continue to execute on prime new locations throughout 2014.

Single Reporting Segment

The Company operates and manages its business as one operating segment utilizing an omni-channel, distribution strategy.

Results of Operations

The following table sets forth our unaudited results of operations as a percentage of revenues for the periods shown (1):

	Three Months Ended
	March 31, 2014	March 31, 2013

Revenues, net	100.0%	100.0%
Cost of revenues	64.1	64.5
Gross profit	35.9	35.5
Selling, general and administrative expenses	40.7	40.3
Loss from operations	(4.8)	(4.8)
Interest expense, financing and other related costs, net	0.7	0.7
Other investment income (loss), net	0.0	0.1
Loss before income tax benefit	(5.5)	(5.4)
Benefit for income taxes	(2.8)	(2.4)
Net loss	(2.8)	(3.0)

(1)         Certain of these amounts may not properly sum due to rounding

The following table presents certain selected unaudited operating data (dollars in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013

Revenues, net – direct	$10,912	$10,784
Revenues, net – retail stores	8,800	7,242
Revenues, net – total	$19,712	$18,026

Other operating data:

Number of retail stores (1)	22	18
Capital expenditures	339	376
Gross profit margin	35.9%	35.5%
Adjusted EBITDA (2)	(479)	(515)
Adjusted EBITDA margin (2)	(2.4)%	(2.9)%

(1)            Includes twenty-one Dover-branded stores and one Smith Brothers store as of March 31, 2014.

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

•             Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table reconciles net income to Adjusted EBITDA (in thousands):

	Three Months Ended
	March 31,	March 31,
	2014	2013

Net loss	$(543)	$(538)
Depreciation	342	263
Amortization of intangible assets	18	17
Stock-based compensation	110	70
Interest expense, financing and other related costs, net	142	124
Other investment (income) loss, net	2	(11)
Benefit for income taxes	(550)	(440)
Adjusted EBITDA	$(479)	$(515)

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Revenues

Total revenues increased $1.7 million, or 9.4%, to $19.7 million for the three months ended March 31, 2014 from $18.0 million for the three months ended March 31, 2013.  Revenues in our direct market channel increased $0.1 million, or 1.2%, to $10.9 million from $10.8 million in the corresponding period in 2013.  Revenues in our retail market channel increased $1.6 million, or 21.5%, to $8.8 million from $7.2 million in 2013.  The increase in our direct market channel was due to increased customer prospecting and promotions.  The increase in revenues from our retail market channel was due to strong sales growth from our newer stores as they mature, sales from four additional retail stores and promotions.  Same store sales for the three month period increased 3.7% over the prior year.  In addition, gift card breakage revenue of $27,916 was recognized during the three months ending March 31, 2014, compared to $30,146 for the three months ended March 31, 2013.  The revenue was recognized in both retail and direct market channels based on where the gift card was issued.

Gross Profit

Gross profit for the three months ended March 31, 2014 increased $0.7 million, or 10.6%, to $7.1 million as compared to the $6.4 million corresponding period in 2013. Gross profit, as a percentage of revenues, for the three months ended March 31, 2014 increased 0.4% to 35.9% from 35.5% for the corresponding period in 2013.  The increase in gross profit of $0.7 million was attributable to increased revenue in both channels.  The increase in gross profit as a percentage of revenues was attributable to increases in pricing and product mix.

Selling, General and Administrative

Selling, general and administrative expenses increased $0.7 million, or 10.5% to $8.0 million for the three months ended March 31, 2014 from $7.3 million for the three months ended March 31, 2013.  SG&A expenses, as a percentage of revenues, increased to 40.7% of revenues from 40.3% of revenues for the corresponding period in 2013.  SG&A increased primarily due to an additional $212,000 in marketing costs, $82,000 in lease expense and $117,000 in labor costs.  Marketing costs reflect our ongoing investment in advertising and catalogs.   Lease expense and labor costs increased primarily due to the additional number of stores as compared to last year.

Interest Expense

Interest expense, including amortization of financing costs, attributed to our term note and revolving credit facility increased $17,000 or 14.0%, to $142,000 from $124,000 due to the increased outstanding balance of our Revolver Facility.

Other Investment Income (Loss)

The net loss from investment activities consists of the Company’s share of net earnings or loss of its affiliate as they occur.  The Company’s net investment loss for the three months ending March 31, 2014 was $(2,000), a decrease of $13,000 over its net investment gain of $11,000 in 2013.  The Company’s investment income or loss from investment activities is related to our investments in Hobby Horse Clothing Company, Inc. (“HH”) and HH and Horsepharm, LLC in 2014 and 2013, respectively.

Income Tax Benefit

The benefit for income taxes was $550,000 for the three months ended March 31, 2014, reflecting an effective tax rate of 50%, compared to a tax benefit of $440,000 for the corresponding period in 2013, reflecting effective tax rate of 45%.  The effective tax rate for the quarter is based upon management’s best estimates of the estimated effective rates for each entire year.

Net Loss

The net loss for the three months ended March 31, 2014 increased $5,000 or 0.9%, to $(543,000) from $(538,000) for the corresponding period in 2013. This increase in the deficit of $5,000 was due primarily to increased SG&A expenses related to marketing, lease expense, and labor costs that increased at a slightly higher pace than revenue and gross margin.  The resulting income per diluted share decreased to $(0.10) for the three months ended March 31, 2014 as compared to $(0.10) for the corresponding period in 2013.

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

Liquidity and Capital Resources

For the three months ended March 31, 2014, our cash was reduced by $105,000.  Cash was utilized primarily for seasonal working capital requirements.  The source for cash generated related to increased balances in depreciation and amortization and increased borrowings under our Revolver Facility.  On March 29, 2013, the Company and the bank amended the Revolver Facility so that the Company can borrow three Capex Term Loans for capital expenditures used to open new stores.  Under the amended Revolver Facility, the Company can borrow up to $13,000,000, of which up to $1,000,000 can be in the form of letters of credit and up to $8,000,000 can be advanced as Capex Term Loans, and increase the $13,000,000 maximum up to $20,000,000 at the discretion of the bank.  The amendment allows for additional borrowings for store openings.  The Company amended the covenants under the Credit Facility to eliminate the funded debt ratio and fixed charge coverage ratio as well as add the maximum balance sheet leverage ratio and minimum debt service charge ratio effective March 31, 2013.  The Company was in compliance with all covenants under the credit facility as of March 31, 2014.

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

Operating Activities

Cash utilized in our operating activities for the three months ended March 31, 2014 was $7.1 million compared to $3.9 million for the corresponding period in 2013.  For the three months ended March 31, 2014, cash outflows of $5.0 million consisted primarily of seasonal increases in inventory and initial stocking of new stores, prepaid and other assets and a net loss of $543,000, in addition, reductions in accrued expenses, gift certificate liability, accounts payable,  income taxes payable and other current liabilities of $3.1 million.  Cash inflows were attributable to the results of operations which consisted of reductions in accounts receivable, deferred taxes, non-cash expenses of depreciation, amortization, stock based compensation and non-cash interest and other expenses, totaling $1.0 million.  For the three months ended March 31, 2013, cash outflows of $3.4 million consisted primarily of seasonal increases in inventory and initial stocking of new stores, prepaid and other assets and a net loss of $538,000, in addition, reductions in accrued expenses, gift certificate liability and other current liabilities and income taxes payable of $2.1 million.  Cash inflows were attributable to the results of operations which consisted of reductions in accounts receivable, deferred taxes, non-cash expenses of depreciation, amortization, stock based compensation and non-cash interest and other expenses and increases in accounts payable, totaling $1.6 million.

Investing Activities

Cash utilized from our investing activities was $348,000 for the three months ended March 31, 2014 compared to cash utilized of $387,000 for the corresponding period in 2013.  Investing activities consisted primarily of retail store improvement costs and new store equipment and fixtures.

Financing Activities

Net cash provided by our financing activities was $7.3 million for the three months ended March 31, 2014, compared to $4.2 million provided in the corresponding period in 2013.  For the three months ended March 31, 2014, we funded our seasonal operating activities and investing activities with net borrowings of $7.6 million under our revolving portion of the Revolver Facility.  For the three months ended March 31, 2013, we funded our seasonal operating activities and investing activities with net borrowings of $1.0 million under our revolving portion of the Revolver Facility and $2.3 million under the Capex Term Loan.

Revolving Credit Facility

On March 29, 2013, the Company and the bank amended the Revolver Facility so that the Company can borrow three term loans for capital expenditures used to open new stores, Capex Term Loans.  Under the amended Revolver Facility, the Company can borrow up to $13,000,000, of which up to $1,000,000 can be in the form of letters of credit and up to $8,000,000 can be advanced as Capex Term Loans. The $13,000,000 maximum may be increased up to $20,000,000 at the discretion of the bank.  Funds available under the revolving portion of the Revolver Facility shall be reduced by the outstanding balance of the letters of credit and Capex Term Loans.  The Company borrowed $2,340,000 as a Capex Term Loan on March 29, 2013 with equal principal repayments over 60 months.  On December 17, 2013, the Company borrowed an additional $1,459,525 as a Capex Term Loan with interest only for the first 6 months followed by equal principal repayments over 54 months.  The Company may also borrow an additional $3,000,000 by December 31, 2014 to fund capital expenditures for store openings.  The Capex Term Loans to be funded in 2014 will be interest only for 6 months followed by equal principal repayments over 54 months.  Any outstanding balances borrowed under the Revolver Facility are due in full on March 29, 2015 unless the Revolver Facility is renewed in 2015 for another year.  The Revolver Facility bears interest at the base rate, announced from time to time by the bank, plus an applicable margin determined by the Company’s funded debt ratio.  As of March 31, 2014 the LIBOR (base rate) was 0.23%, plus the applicable margin of 2.75%.  Interest is payable monthly.  At its option the Company may have all or a portion of the unpaid principal under the Revolver Facility bear interest at various LIBOR or prime rate options.

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

At March 31, 2014, the Company had the ability to borrow $13,000,000 on the Revolver Facility, subject to certain covenants, of which there was $7,673,000 outstanding under the revolving portion of the Revolver Facility and $3,331,000 outstanding as a Capex Term Loan, bearing interest at the net Revolver Facility rate of 2.98%.  At December 31, 2013, the Company had $95,000 outstanding under the revolving portion of the Revolver Facility and $3,449,000 outstanding under the Capex Term Loans.  For the period ending March 31, 2014, the Company was in compliance with all of the covenants under the Revolver Facility, including Capex Term Loans, and Term Note Facility (the “Credit Facility”).

Term Note Facility, Senior Subordinated Notes Payable and Warrants

On March 28, 2011, the Company borrowed $5,500,000 in the form of a 7-year term note, the Term Note Facility, from the bank to refinance the $5,000,000 senior subordinated notes and deferred interest on those notes.  The initial floating rate interest on the $1,600,000 of principal (the variable interest rate portion of the Term Note Facility) was 5.4% consisting of a 1.0% LIBOR floor plus a 4.4% margin.  The initial floating rate interest on the $3,900,000 of principal (fixed portion of the Term Note Facility with the interest rate swap discussed below) was LIBOR plus 4.4%.  On April 1, 2011, the Company entered into an interest rate swap contract to fix the interest rate at 7.4% on $3,900,000 of the Term Note Facility principal.  The remaining $1,600,000 of the principal bears a floating rate based on a base rate, with a minimum of 1.0% as announced from time to time by the bank, plus a 4.4% margin.  As of March 31, 2014, the LIBOR rate (base rate) was 0.23%. The combined interest rate of 1.0% and 4.4% resulted in a total interest rate of 5.4% at March 31, 2014.  Interest is payable monthly.  The Company is obligated to repay $786,000 of principal annually commencing in April 2013 and extending to March 2018.  The Company is further obligated to accelerate repayment of up to $1,600,000 in principal in the event it has excess cash flow determined by a cash flow recapture formula.  All assets of the Company collateralize the Term Note Facility. Under the terms of the Term Note Facility, the Company is subject to certain covenants including, among others, maximum balance sheet leverage ratio, minimum debt service charge coverage ratio, minimum current asset ratios, and maximum capital expenditures.

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

Working Capital and Capital Expenditure Needs

The Company believes our existing cash, cash equivalents, expected cash to be provided by our operating activities, and funds available through our Revolver Facility will be sufficient to meet our currently planned working capital and capital expenditure needs over at least the next twelve months. We anticipate increasing capital expenditures by adding stores in 2014 and beyond. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the expansion of our retail stores, the acquisition of new capabilities or technologies and the continuing market acceptance of our products. To the extent that existing cash, cash equivalents, cash from operations and cash from our Revolver Facility under the conditions and covenants of our credit facilities are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, businesses, services or technologies which we anticipate would require us to seek additional equity or debt financing, we may enter into these types of arrangements in the future.  There is no assurance that additional funds would be available on terms favorable to us or at all.  Funds from our Revolver Facility may not be available if we fail to meet the financial covenants contained in the loan agreements with our lender.  At March 31, 2014, the Company was in compliance with all of its covenants under the Credit Facility.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates.  A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2014 (the “10-K”), in Note 3 of the Notes to the Consolidated Financial Statements and the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations; as supplemented by the disclosures in this Quarterly Report in the Notes to Condensed Consolidated Financial Statements.    In addition, we define our same store sales to include sales from all stores open for a full fifteen months following a grand opening, or a conversion to a Dover-branded store.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

At March 31, 2014, there had not been a material change in any of the market risk information disclosed by us in our 10-K.   More detailed information concerning market risk can be found in Item 7A under the sub-caption “Quantitative and Qualitative Disclosures about Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 35 of our 10-K.

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

Interest Rate Sensitivity

The Company had cash and cash equivalents totaling $214,000 at March 31, 2014. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We intend to maintain our portfolio of cash equivalents, including money market funds and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. As of March 31, 2014, all of our investments were held in money market funds.

The Company’s exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay our outstanding debt instruments, primarily certain borrowings under our Revolver Facility and on the $1,600,000 of the Term Note Facility that bear interest at a floating rate. The advances under the Revolver Facility and the $1,600,000 of principal of the Term Note Facility bears a variable rate of interest determined as a function of the prime rate and the published LIBOR rate at the time of the borrowing.  If interest rates were to increase by two percent, the additional interest expense as of March 31, 2014 would be approximately $153,000 annually.  At March 31, 2014, $7,673,095 was outstanding under the revolving portion of the Revolver Facility and $3,331,525 was outstanding under the Capex Term Loan.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Our principal executive officer and principal financial officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level as of that date in our internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act.  Internal control over financial reporting is defined in Rules 13a-15(f) and15d-15(f) under the Exchange Act as a process defined by, or under the supervision of, a company’s principal executive and principal financial officers and effected by management and other personnel, under the oversight of the board of directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2014, in management’s judgment with similar cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Management reviewed the results of its assessment with our Audit Committee.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company is exposed to litigation relating to our products and operations.   The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material, adverse affect on the Company’s financial condition or results of operations.

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the specific risk factors listed under Part I, Item 1A of our 10-K, together with all other information included or incorporated in our reports filed with the Securities and Exchange Commission. Any such risks may materialize, and additional risks not known to us, or that we now deem immaterial, may arise. In such event, our business, financial condition, results of operations or prospects could be materially adversely affected. If that occurs, the market price of our common stock could fall, and you could lose all or part of your investment.

This Quarterly Report on Form 10-Q includes or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the use of the words “believes”, “anticipates”, “plans”, “expects”, “may”, “will”, “would”, “intends”, “estimates”, and other similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made. We have included important factors in the cautionary statements below that we believe could cause actual results to differ materially from the forward-looking statements contained herein. The forward-looking statements do not reflect the potential impact of any future acquisitions, mergers or dispositions. We do not assume any obligation to update any forward-looking statements contained herein.  In addition to the list of significant risk factors set forth in the Company’s 10-K, we continue to call your attention to the following information that might be considered material in evaluating the risks of our business and an investment in our common stock:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not issue or sell any equity securities in the three months ended March 31, 2014; other than as the result of the exercise in March 2014 of options to purchase 12,840 common shares, resulting in proceeds of $24,910, which the Company applied in full for general working capital purposes.

Item 3.  Defaults Upon Senior Securities.

There were no defaults on the Company’s senior securities in the three months ended March 31, 2014.

Item 4.  Mine Safety Disclosures.

Not Applicable

Item 5.  Other Information.

A.            Results of the Annual Meeting of Stockholders

The Annual Meeting of Stockholders of Dover Saddlery, Inc. was held on May 7, 2014 at 9:00 A.M. (U.S. EST), in a virtual meeting, conducted via live webcast.  A total of 4,568,981 shares of the Company’s common stock were present or represented by proxy at the meeting, representing more than 85.4% of the Company’s shares outstanding as of the March 10, 2014 record date.

The matters submitted for a vote and the related final voting results were as follows:

Proposal No. 1: To elect two Class III Directors to serve until the 2017 annual meeting or until their respective successors are elected and have been qualified.

The final results of the votes cast were as follows:

DIRECTOR	FOR	AGAINST	WITHHELD	BROKER NON-VOTES

Stephen L. Day	1,921,087	—	1,230,895	1,416,999
James F. Powers	1,921,087	—	1,230,895	1,416,999

Pursuant to the foregoing votes, the two Class III Director nominees listed above were elected to serve on the Company’s Board of Directors.

The names, classes and terms of the Directors continuing to serve in office are as follows:

Class I Directors (with terms expiring at the 2015 Annual Meeting, or until their successors are duly elected and qualified):

Gregory F. Mulligan

Kevin K. Albert

Class II Directors (with terms expiring at the 2016 Annual Meeting, or until their successors are duly elected and qualified):

Jonathan A.R. Grylls

John W. Mitchell

David J. Powers

Proposal No. 2: To ratify the selection of McGladrey LLP as the independent registered public accounting firm for the fiscal year ending December 31,2014.

The final results of the votes cast were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES

4,568,481	500	—	—

Pursuant to the foregoing vote, the stockholders ratified the selection of McGladrey LLP as the independent registered public accounting firm for the fiscal year ending December 31, 2014.

B.            Company Store Announcement

On May 1, 2014, the Company announced that it plans to open the Company’s twenty-second Dover-branded store in Cincinnati, OH in Q3 2014.

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

DOVER SADDLERY, INC.

Dated: May 9, 2014	By:	/s/ David R. Pearce

David R. Pearce, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Description

*31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

*31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

‡32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.
‡	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement