Form 10-Q
period 2014-06-30
DOVER SADDLERY INC
filed 2014-08-13
CIK 1071625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Shares outstanding of the registrant’s common stock (par value $0.0001) on August 5, 2014:  5,364,238

DOVER SADDLERY, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

Ex. -10.79	Fourth Amendment to Revolving Credit Facility with Citizens Bank dated July 31, 2014
Ex. -10.80	Seventh Amendment to Loan and Security Agreement with Citizens Bank dated July 31, 2014
Ex.-31.1	Certification of Principal Executive Officer
Ex.-31.2	Certification of Principal Financial Officer
Ex.-32.1	Certification by Chief Executive Officer and Chief Financial Officer

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

DOVER SADDLERY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$209	$319
Accounts receivable	1,161	1,300
Inventory	27,301	23,633
Prepaid catalog costs	1,013	974
Prepaid expenses and other current assets	2,436	1,277
Deferred income taxes	354	355
Total current assets	32,474	27,858
Net property and equipment	5,993	5,763
Other assets:
Deferred income taxes	1,410	1,495
Intangibles and other assets, net	782	758
Total other assets	2,192	2,253
Total assets	$40,659	$35,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation and outstanding checks	$1,005	$290
Current portion – term notes	786	786
Current portion – Capex term loan	792	630
Accounts payable	2,191	2,352
Accrued expenses and other current liabilities	5,392	7,201
Income taxes payable	—	1,006
Total current liabilities	10,166	12,265

Long-term liabilities:
Revolving line of credit	7,835	95
Capex term loan, net of current portion	2,422	2,818
Term notes, net of current portion	3,732	4,125
Capital lease obligation, net of current portion	76	96
Interest rate swap contract	166	189
Total long-term liabilities	14,231	7,323

Stockholders’ equity:
Common Stock, par value $0.0001 per share; 15,000,000 shares authorized; 6,160,103 and 6,147,263 issued and 5,364,238 and 5,351,398 outstanding as of June 30, 2014 and December 31, 2013, respectively	1	1
Additional paid in capital	46,548	46,304
Treasury stock, 795,865 shares at cost	(6,082)	(6,082)
Accumulated other comprehensive loss	(109)	(122)
Accumulated deficit	(24,096)	(23,815)
Total stockholders’ equity	16,262	16,285
Total liabilities and stockholders’ equity	$40,659	$35,874

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Revenues, net	$24,373	$22,943	$44,085	$40,969
Cost of revenues	15,005	14,306	27,642	25,932
Gross profit	9,368	8,637	16,443	15,037
Selling, general and administrative expenses	8,747	7,810	16,772	15,075
Income (loss) from operations	621	827	(329)	(38)
Interest expense, financing and other related costs, net	168	147	309	271
Other investment income	(56)	(26)	(55)	(37)
Income (loss) before income tax provision (benefit)	509	706	(583)	(272)
Provision (benefit) for income taxes	248	351	(302)	(89)
Net income (loss)	$261	$355	$(281)	$(183)

Net income (loss) per share
Basic	$0.05	$0.07	$(0.05)	$(0.03)
Diluted	$0.05	$0.06	$(0.05)	$(0.03)
Number of shares used in per share calculation
Basic	5,364,000	5,338,000	5,358,000	5,338,000
Diluted	5,771,000	5,515,000	5,358,000	5,338,000

DOVER SADDLERY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Net income (loss)	$261	$355	$(281)	$(183)
Other comprehensive income, net:
Change in fair value of interest rate swap contract, net of tax	4	33	13	50
Total comprehensive income (loss)	$265	$388	$(268)	$(133)

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

(In thousands, unaudited)

	Six Months Ended
	June 30, 2014	June 30, 2013
Operating activities:
Net income (loss)	$(281)	$(183)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	732	582
Deferred income taxes	75	52
Income from investment in affiliates, net	(55)	(37)
Stock-based compensation	220	139
Gift card breakage income	(56)	(60)
Non-cash interest expense	11	9
Changes in current assets and liabilities:
Accounts receivable	139	789
Inventory	(3,668)	(2,578)
Prepaid catalog costs and other current assets	(1,198)	(410)
Accounts payable	(161)	(220)
Accrued expenses, other current liabilities and income taxes payable	(2,759)	(2,534)
Net cash used in operating activities	(7,001)	(4,451)
Investing activities:
Purchases of property and equipment	(925)	(745)
Investment in affiliates	(11)	(11)
Change in other assets	(6)	(29)
Net cash used in investing activities	(942)	(785)
Financing activities:
Borrowings under revolving line of credit, net	7,740	2,937
Payments on term notes	(393)	(196)
Payments on Capex term loan	(234)	(78)
Borrowings under Capex term loan	—	2,340
Change in outstanding checks	717	228
Payments on capital leases	(22)	(28)
Payment of debt commitment fees	—	(14)
Proceeds from exercise of stock options	25	2
Net cash provided by financing activities	7,833	5,191
Net decrease in cash and cash equivalents	(110)	(45)
Cash and cash equivalents at beginning of period	319	299
Cash and cash equivalents at end of period	$209	$254
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$298	$262
Income taxes	$1,192	$1,012
Supplemental disclosure of non-cash financing activities
Change in fair value of interest rate swap contract	$23	$97

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

The Company views its operations and manages its business as one operating segment utilizing a multi-channel distribution strategy.  Market channel revenues are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Revenues, net — direct	$11,092	$11,211	$22,004	$21,995
Revenues, net — retail stores	13,281	11,732	22,081	18,974
Revenues, net — total	$24,373	$22,943	$44,085	$40,969

The accompanying condensed consolidated financial statements comprise those of the Company, its wholly-owned subsidiaries, and its investment in affiliates. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements as of and for the three and six months ended June 30, 2014 and 2013 are unaudited.  In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2013 and include all adjustments, consisting of only usual recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results expected for the full year ended December 31, 2014.

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

B. Gift Certificates and Gift Certificate Breakage

The Company determines its gift card breakage rate based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be reasonably estimated at the time of gift card issuance.  From the point which the likelihood of redemption is deemed to be remote (gift cards that were issued three years prior and remain unredeemed) and for which there is no legal obligation to remit the value of such unredeemed gift cards to any relevant jurisdictions, breakage income is recognized over a two year period.  Breakage revenue for the three months ending June 30, 2014 and 2013 of $27,916 and $30,146, respectively, was recognized as revenue, net, in the accompanying condensed consolidated statements of operations and comprehensive income (loss).  Breakage revenue for the six months ending June 30, 2014 and 2013 of $55,831 and $60,292, respectively, was recognized as revenue, net, in the accompanying condensed consolidated statements of operations and comprehensive income (loss). The gift certificate liability balance was $1.2 million and $1.8 million at June 30, 2014 and December 31, 2013, respectively.

C.  Accounting for Stock-Based Compensation

The Company recognizes, as stock-based compensation, the fair value of stock-based awards on a straight-line basis over the requisite service period of the award. Stock-based compensation for the three months ended June 30, 2014 and 2013 was $110,000 and $69,000, respectively.  For the six months ended June 30, 2014 and 2013, stock-based compensation was $220,000 and $139,000, respectively.

There was no activity related to stock option grants, exercises or forfeitures for the six months ended June 30, 2014, except for the exercise of options to purchase 12,840 common shares, resulting in proceeds of $24,910 in the first quarter.

The amount of future stock-based compensation expense that may be recognized for outstanding, unvested options as of June 30, 2014 was approximately $1,420,600 to be recognized on a straight-line basis over the employee’s remaining weighted-average, requisite service period of 3.6 years.  In addition, there are 60,000 shares that will vest upon certain market conditions being met and the related compensation expense for these options is approximately $181,000.  As of June 30, 2014 the intrinsic value of all “in the money” outstanding options was approximately $1,975,000.

D.  Inventory

Inventory consists of finished goods in the Company’s mail-order warehouse and retail stores. The Company’s inventories are stated at the lower of cost, with cost determined by the first-in, first-out (FIFO) method, or net realizable value. The Company maintains a reserve for excess and obsolete inventory. This reserve was $120,000 as of June 30, 2014 and December 31, 2013.  The Company continuously monitors the salability of its inventories to ensure adequate valuation of the related merchandise.

E.  Advertising

The Company recognizes deferred costs over the period of expected future revenue, which is typically less than one year.  Deferred costs as of June 30, 2014 and December 31, 2013 were $1,013,000 and $974,000, respectively and consisted of catalog costs.  The combined marketing and advertising costs charged to selling, general, and administrative expenses for the three months ended June 30, 2014 and 2013 were $2,727,000 and $2,114,000, respectively.   For the six months ended June 30, 2014 and 2013, combined marketing and advertising costs charged to selling, general, and administrative expenses were $4,979,000 and $4,154,000, respectively.

F.  Other Comprehensive Income (Loss)

Other comprehensive income (loss) is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources.  Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.  The Company’s only item of other comprehensive income (loss), other than reported net income (loss), was the change in fair value of an interest rate swap.  The other comprehensive income (loss), net of taxes ($3,151 and $17,660, respectively), for the three months ended June 30, 2014 and 2013 was $4,000 and $33,000, respectively.  The other comprehensive income (loss), net of taxes ($10,416 and $30,487, respectively), for the six months ended June 30, 2014 and 2013 was $13,000 and $50,000, respectively.

G.  Net Income Per Share

A reconciliation of the number of shares used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Basic weighted average common shares outstanding	5,364	5,338	5,358	5,338
Add: Dilutive effect of assumed stock option and warrant exercises less potential incremental shares purchased under the treasury method	407	177	—	—
Diluted weighted average common shares outstanding	5,771	5,515	5,358	5,338

For the three months ended June 30, 2014 and 2013, approximately 45,000 options and 281,000 options, respectively, to acquire common stock were excluded from the diluted weighted average shares calculation as the effect of such options is anti-dilutive.  In addition, 407,000 and 177,000 options to acquire common stock were also excluded from the diluted weighted average shares calculation for the six months ended June 30, 2014 and 2013, respectively, as the effect of such options are anti-dilutive due to the Company’s loss position.

H.  Financing Agreements

Revolving Credit Facility

On July 31 2014, the Company and the bank amended the Revolver Facility so that the Company can borrow up to $15,000,000, of which up to $1,000,000 can be in the form of letters of credit and up to $8,000,000 can be advanced as term loans.   The Company can borrow a total of three term loans for capital expenditures used to open new stores (the “Capex Term Loans”).  The $15,000,000 maximum may be increased up to $20,000,000 at the discretion of the bank.  Funds available under the revolving portion of the Revolver Facility shall be reduced by the outstanding balance of the letters of credit and term loans.  The Company borrowed $2,340,000 as a Capex Term Loan on March 29, 2013 with equal principal repayments over 60 months.  On December 17, 2013, the Company borrowed an additional $1,459,525 as a Capex Term Loan with interest only for the first 6 months followed by equal principal repayments over 54 months.  Any outstanding balances borrowed under the Revolver Facility are due in full on April 30, 2016 unless the Revolver Facility is renewed in 2016.  The Revolver Facility bears interest at the base rate, announced from time to time by the bank, plus an applicable margin determined by the Company’s funded debt ratio.  As of June 30, 2014 the LIBOR (base rate) was 0.23%, plus the applicable margin of 2.75%.  Interest is payable monthly.  At its option the Company may have all or a portion of the unpaid principal under the Revolver Facility bears interest at various LIBOR or prime rate options.

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

At June 30, 2014, the Company had the ability to borrow $13,000,000 on the Revolver Facility, subject to certain covenants, of which there was $7,835,000 outstanding under the revolving portion of the Revolver Facility and $3,214,000 outstanding under the Capex Term Loans, bearing interest at the net Revolver Facility rate of 2.98%.  At December 31, 2013, the Company had $95,000 outstanding under the revolving portion of the Revolver Facility and $3,448,000 outstanding under the Capex Term Loans.  For the period ending June 30, 2014, the Company was in compliance with all of the covenants under the Revolver Facility, including Capex Term Loans, and Term Note Facility (the “Credit Facility”).

Term Notes, Senior Subordinated Notes Payable and Warrants

On March 28, 2011, the Company borrowed $5,500,000 in the form of a 7-year term note (the “Term Note Facility”) from the bank to refinance the $5,000,000 senior subordinated notes and deferred interest on those notes.  The initial floating rate interest on $1,600,000 of principal (the variable interest rate portion of the Term Note Facility) was 5.4% consisting of a 1.0% LIBOR floor plus a 4.4% margin.  The initial floating rate interest on $3,900,000 of principal (fixed portion of the Term Note Facility with the interest rate swap discussed below) was LIBOR plus 4.4%.  On April 1, 2011, the Company entered into an interest rate swap contract to fix the interest rate at 7.4% on $3,900,000 of the Term Note Facility principal.  The remaining $1,600,000 of principal bears a floating rate based on a base rate, with a minimum of 1.0% as announced from time to time by the bank, plus a 4.4% margin.  As of June 30, 2014, the LIBOR rate (base rate) was 0.23%. The combined interest rate of 1.0% and 4.4% resulted in a total interest rate of 5.4% at

June 30, 2014. Interest is payable monthly.  The Company is obligated to repay $786,000 of principal annually which commenced in April 2013 and extends to March 2018.  The Company is further obligated to accelerate repayment of up to $1,600,000 in principal in the event it has excess cash flow determined by a cash flow recapture formula.  All assets of the Company collateralize the Term Note Facility. Under the terms of the Term Note Facility, the Company is subject to certain covenants including, among others, maximum balance sheet leverage ratio, minimum debt service charge coverage ratio, minimum current asset ratios, and maximum capital expenditures.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Outstanding checks, net of cash balances in accounts with Citizens Bank, N.A., are included in current portion of capital lease obligation and outstanding checks in current liabilities.

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

The Company’s outstanding amounts under the Credit Facility are not measured at fair value on the accompanying condensed consolidated balance sheets.  The Company determines the fair value of the amounts outstanding under the Credit Facility using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk.  The carrying amounts of the Company’s Credit Facility approximate fair value because the interest rates are reset periodically to reflect current market rates.  The fair value of the borrowings under the Credit Facility was approximately $15,567,000 and $15,719,000 as of June 30, 2014 and December 31, 2013, respectively.

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

The Company’s equity share of HH’s net income, including the intangible asset customer list amortization (resulting from the purchase price allocation) is reflected as other investment income in the accompanying consolidated statements of operations and comprehensive income (loss).  The Company recorded a net gain of approximately $56,000 for the three months ending June 30, 2014 compared to a net gain recorded of approximately $30,000 for the same period in 2013.  The Company recorded a net gain of approximately $55,000 for the six months ending June 30, 2014 compared to a net gain of approximately $43,000 for the same period in 2013.   The resulting carrying value at June 30, 2014 and December 31, 2013 is approximately $320,000 and $255,000, respectively, and is included in intangibles and other assets, net, in the accompanying condensed consolidated balance sheets.

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

The Company records interest and penalties related to income taxes as a component of provision for income taxes. The Company recognized nominal interest and penalty expense for the three and six months ended June 30, 2014 and 2013.

Tax years 2010 through 2013 remain subject to examination by the IRS, and the 2010 through 2013 tax years remain subject to examination by Massachusetts, and the 2009 through 2013 tax years by various other jurisdictions.

K.  Related Party Transactions

In October of 2004, the Company entered into a lease agreement with a minority stockholder. The agreement, which relates to the Plaistow, NH retail store, is a five-year lease with options to extend for an additional fifteen years.  In October 2009, the Company exercised its first option to extend the lease for an additional five years.  During the three months ended June 30, 2014 and 2013, the Company expensed in connection with this lease $54,000 and $54,000, respectively.  During the six months ended June 30, 2014 and 2013, the Company expensed in connection with this lease $108,000 and $108,000, respectively.

In order to expedite the efficient build-out of leasehold improvements in its new retail stores, the Company utilizes the services of a real estate development company owned by a non-executive Company employee and minority stockholder to source construction services and retail fixtures.  Total payments made to the real estate development company for the three months ended June 30, 2014 and 2013, consisting primarily of reimbursements for materials and outside labor for the fit-up of stores, were $121,000 and $74,000, respectively. For the six months ended June 30, 2014 and 2013, reimbursements for materials and outside labor for the fit-up of stores, were $211,000 and $214,000, respectively.

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

In connection with retail locations, the Company enters into various operating lease agreements, with escalating rental payments. The effects of variable rent disbursements have been expensed on a straight-line basis over the life of the lease. As of June 30, 2014 and December 31, 2013, there was approximately $958,000 and $929,000, respectively, of deferred rent recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

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

The Company designated this interest rate swap contract as an effective cash flow hedge.  The Company adjusts the interest rate swap to fair value with the change accounted for through other comprehensive income (loss), as the contracts are considered effective in offsetting the interest rate exposure of the forecasted interest rate payments hedged.  The Company anticipates that this contract will continue to be effective as long as there are no pre-payments of the hedged portion of the term notes.  The Company does not believe any of the amounts currently reported in accumulated other comprehensive income (loss) will be reclassified into earnings in 2014.  The fair value of the interest rate swap at June 30, 2014 and December 31, 2013 was a liability of $165,505 and $189,235, respectively.

The Company does not hold any derivative instruments that are not designated as a hedging instrument.  The following table presents information about the fair value of the Company’s derivative instruments that have been designated as hedging instruments as of June 30, 2014 and December 31, 2013.

Liability Derivatives as of:
June 30, 2014		December 31, 2013
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swap contract	$165,505	Interest rate swap contract	$189,235

The following tables present information about the effects of the Company’s derivative instruments:

	Location of Gain (Loss)	Amount Reclassified, Net of Tax, From Other Comprehensive Income (Loss) for the three months ended June 30
	Recognized on Derivative	2014	2013

Interest rate swap contact	Interest Expense	$24,250	$27,297

	Location of Gain (Loss)	Amount Reclassified, Net of Tax, From Other Comprehensive Income (Loss) for the six months ended June 30
	Recognized on Derivative	2014	2013

Interest rate swap contact	Interest Expense	$47,845	$54,249

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

The Company accounts for its interest rate swap as a derivative financial instrument in accordance with the related guidance. Under this guidance, derivatives are carried on the balance sheet at fair value. The fair value of the Company’s interest rate swap is determined based on observable market data in combination with expected cash flows.  The fair value of the Company’s interest rate swap was determined using projected future cash flows, discounted at the mid-market implied forward LIBOR.  The value at June 30, 2014 is included in long-term liabilities.

The following table presents the financial instruments carried at fair value in accordance with the FASB ASC 820 hierarchy noted above:

	Level 1	Level 2	Level 3	Total
Interest Rate Swap
Contract as of
June 30, 2014	—	$(165,505)	—	$(165,505)
Interest Rate Swap
Contract as of
December 31, 2013	—	$(189,235)	—	$(189,235)

O. Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606).  The ASU is the result of a joint project by the FASB and International Accounting Standards Board (“IASB”) to clarify the principles for recognizing revenue and to develop a common revenue standards for GAAP and International Financial Reporting Standards (“IFRS”) that would:  remove inconsistencies and weaknesses, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices across entities, jurisdictions, industries, and capital markets, improve disclosure requirements and resulting financial statements, and simplify the presentation of financial statements.  The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to with the entity expects to be entitled in exchange for those goods or services.  The ASU is effective for annual reporting periods beginning after December 15, 2016, and early application is not permitted.  The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

P. Subsequent Events

On July 10th, 2014, the Company opened its twenty-second Dover-branded store in Cincinnati, OH.

On July 31, 2014, the Company and Citizens bank amended the Revolver Facility so that the Company can borrow up to $15,000,000, of which up to $1,000,000 can be in the form of letters of credit and up to $8,000,000 can be advanced as term loans.   The Company can borrow a total of three term loans for capital expenditures used to open new stores (the “Capex Term Loans”).  Any outstanding balances borrowed under the Revolver Facility are due in full on April 30, 2016 unless the Revolver Facility is renewed in 2016.

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

Based on the Company’s 2012 and 2013 revenue trends, the Company opened four new stores last year, and is planning on opening an additional three to four stores by the end of 2014, which includes our Cincinnati, OH store that opened in July.  The Company will continue to pursue other new store locations that may be opened in 2014. However, our strategy to increase the number of retail store locations is based on finding optimal locations where demand for equestrian products is high and adequate capital to invest in its store expansion plan.

Consolidated Performance and Trends

The Company reported net income for the three months ended June 30, 2014 of $261,000 or $0.05 per diluted share, compared to net income of $355,000 or $0.06 per diluted share for the corresponding period in 2013, a decrease of 26.4%.  The Company reported a net loss for the six months ended June 30, 2014 of $(281,000) or $(0.05) per diluted share, compared to a net loss of $(183,000) or $(0.03) per diluted share for the corresponding period in 2013.

The second quarter of 2014 results reflect our continuing efforts to execute our growth strategy in the retail market channel where revenues increased 13.2% to $13.3 million in the quarter.  This trend of increased revenue in the retail market channel may be slowed or eroded by delays in the execution of our new store expansion strategy, constraints in available capital, and interim declines in consumer demand at our retail stores impacted by continued economic uncertainty and consequential consumer behavior.  The Company responds to fluctuations in revenues primarily by delaying the opening of new stores, adjusting marketing efforts and operations to support our retail stores and managing costs.  The success of our new store growth plan is dependent upon the response of our customers to these marketing strategies and evolving market conditions.  Our direct market channel revenues decreased 1.1%, to $11.1 million in the second quarter of 2014, due to a reduced consumer spending and a shift by some consumers to shop more in stores.  We respond to fluctuations in our direct customers’ response by adjusting the quantities of catalogs mailed and other internet marketing and customer-related strategies and tactics in order to maximize revenues and manage costs.

Given continued economic uncertainty, it is very difficult to accurately predict economic trends; however, we have resumed our store rollout strategy since 2011 and plan to continue to execute on prime new locations throughout 2014.

Single Reporting Segment

The Company operates and manages its business as one operating segment utilizing an omni-channel distribution strategy.

Results of Operations

The following table sets forth our unaudited results of operations as a percentage of revenues for the periods shown (1):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of revenues	61.6	62.4	62.7	63.3
Gross profit	38.4	37.6	37.3	36.7
Selling, general and administrative expenses	35.9	34.0	38.0	36.8
Income (loss) from operations	2.5	3.6	(0.7)	(0.1)
Interest expense, financing and other related costs, net	0.7	0.6	0.7	0.7
Other investment income	0.2	0.1	0.1	0.1
Income (loss) before income tax provision (benefit)	2.1	3.1	(1.3)	(0.7)
Provision (benefit)for income taxes	1.0	1.5	(0.7)	(0.2)
Net income (loss)	1.1	1.5	(0.6)	(0.4)

(1)         Certain of these amounts may not properly sum due to rounding.

The following table presents certain selected unaudited operating data (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Revenues, net – direct	$11,092	$11,211	$22,004	$21,995
Revenues, net – retail stores	13,281	11,732	22,081	18,974
Revenues, net – total	$24,373	$22,943	$44,085	$40,969

Other operating data:
Number of retail stores (1)	22	19	22	19
Capital expenditures	586	369	925	745
Gross profit margin	38.4%	37.6%	37.3%	36.7%
Adjusted EBITDA(2)	1,102	1,198	623	682
Adjusted EBITDA margin(2)	4.5%	5.2%	1.4%	1.7%

(1)            Includes twenty-one Dover-branded stores and one Smith Brothers store as of June 30, 2014.

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

•              Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table reconciles net income to Adjusted EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Net income (loss)	$261	$355	$(281)	$(183)
Depreciation	353	284	695	547
Amortization of intangible assets	18	17	37	34
Stock-based compensation	110	70	220	139
Interest expense, financing and other related costs, net	168	147	309	271
Other investment income	(56)	(26)	(55)	(37)
Provision (benefit) for income taxes	248	351	(302)	(89)
Adjusted EBITDA	$1,102	$1,198	$623	$682

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Revenues

Total revenues increased $1.5 million, or 6.2%, to $24.4 million for the three months ended June 30, 2014 from $22.9 million for the three months ended June 30, 2013.  Revenues in our direct market channel decreased $0.1 million, or 1.1%, to $11.1 million from $11.2 million in the corresponding period in 2013.  Revenues in our retail market channel increased $1.6 million, or 13.2%, to $13.3 million from $11.7 million in 2013.  The decrease in our direct market channel was due to weakness in consumer spending in this channel and a shift from direct to retail for some of their purchases.  The increase in revenues from our retail market channel was due to strong sales growth from our newer stores as they mature, three additional retail stores and promotions.  Same store sales for the three month period increased 5.8% over the prior year.  In addition, breakage income of $27,916 was recognized during the three months ending June 30, 2014, compared to $30,146 for the three months ended June 30, 2013.  The revenue was recognized in both retail and direct market channels based on where the gift card was issued.

Gross Profit

Gross profit for the three months ended June 30, 2014 increased $0.8 million, or 8.5%, to $9.4 million as compared to the $8.6 million in the corresponding period in 2013. Gross profit, as a percentage of revenues, for the three months ended June 30, 2014 increased 0.8% to 38.4% from 37.6% for the corresponding period in 2013.  The increase in gross profit as a percentage of revenues was attributable to various pricing increases.

Selling, General and Administrative

Selling, general and administrative expenses increased $0.9 million, or 12.0% to $8.7 million for the three months ended June 30, 2014 from $7.8 million for the three months ended June 30, 2013.  SG&A expenses, as a percentage of revenues, increased to 35.9% of revenues from 34.0% of revenues for the corresponding period in 2013 as a result of increased costs in 2014.  SG&A increased primarily as a result of an additional $900,000 in marketing costs, labor, lease expense and depreciation expense.  Labor, lease and depreciation expense increased primarily due to the additional number of stores as compared to last year.  Marketing costs largely reflect our ongoing investments to improve our Internet channel.

Interest Expense

Interest expense, including amortization of financing costs, attributed to our term note and revolving credit facility increased $21,000 or 14.5%, to $168,000 from $147,000 due to the increased balance of the Revolver Facility.

Other Investment Income

Net income from investment activities consists of the Company’s share of net earnings or loss of its affiliate as they occur.  The Company’s net investment gain for the three months ending June 30, 2014 was $56,000, an increase of $30,000 over its net investment gain of $26,000 in 2013.  The Company’s investment income or loss from investment activities are related to our investments in Hobby Horse Clothing Company, Inc. (“HH”) in 2014 and HH and Horsepharm.com, LLC in 2013.

Income Tax Provision

The provision for income taxes was $248,000 for the three months ended June 30, 2014, reflecting an effective tax rate of 49%, compared to $351,000 for the corresponding period in 2013, reflecting effective tax rate of 50%.  The effective tax rate for the quarter was based upon management’s best estimates of the estimated effective rates for each entire year.

Net Income

The net income for the second quarter of 2014 decreased by $94,000, or 26.4%, to $261,000, compared to $355,000 in the second quarter of 2013. This decrease in the net income was due primarily to increased SG&A expenses related to marketing costs, lease expense, depreciation expense and labor costs.  The resulting quarterly income per diluted share decreased slightly to $0.05 in the second quarter of 2014 compared to $0.06 per diluted share for the corresponding period in 2013.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Revenues

Total revenues increased $3.1 million, or 7.6%, to $44.1 million for the six months ended June 30, 2014 from $41.0 million for the year ended June 30, 2013.  Revenues in our direct market channel stayed flat at $22.0 million. Revenues in our retail market channel increased $3.1 million, or 16.4%, to $22.1 million from $19.0 million in 2013.  The increase in revenues from our retail market channel was due to strong sales growth from our newer stores as they mature, three additional retail stores and promotions.  Same store sales for the six month period increased 5.0% over the prior year.  In addition, breakage income of $55,831 was recognized during the six months ending June 30, 2014, compared to $60,292 that was recognized during the six months ending June 30, 2013.

Gross Profit

Gross profit for the six months ended June 30, 2014 increased $1.4 million, or 9.4%, to $16.4 million from $15.0 million for the corresponding period in 2013. Gross profit, as a percentage of revenues, for the six months ended June 30, 2014 increased 0.6% to 37.3% from 36.7% for the corresponding period in 2013. The increase in gross profit of $1.4 million was attributable to increased revenues in the retail channel and improved product margins. The increase in gross profit as a percentage of revenues was attributable primarily to the various pricing increases.

Selling, General and Administrative

Selling, general and administrative expenses increased $1.7 million, or 11.3%, for the six months ended June 30, 2014 to $16.8 million from $15.1 million for the corresponding period in 2013.  Increased lease expense of $125,000, marketing costs of $825,000, labor costs of $282,000 and depreciation expense of $148,000 were the primary causes for this increase in SG&A expenses.  SG&A expenses, as a percentage of revenues, increased to 38.0% of revenues from 36.8% of revenues for the corresponding period in 2013 due to the increases in lease expense, marketing costs, labor costs, and depreciation expense.  Labor, lease and depreciation increased primarily due to the additional number of stores as compared to last year.  Increased marketing costs largely reflect our ongoing investments to improve our Internet channel.

Interest Expense

Interest expense, including amortization of financing costs, attributed primarily to our term note and revolving credit facility increased $38,000 or 14.3% to $309,000 for the six months ended June 30, 2014 from $271,000 for the same period in 2013 due to the increased outstanding balance of our Revolver Facility.

Other Investment Income

Net income from investment activities consists of the Company’s share of net earnings or loss of its affiliate as they occur.  The Company’s net investment gain for the six months ended June 30, 2014 was $55,000, an increase of $18,000 over its net investment income of $37,000 in 2013.  The Company’s investment income from investment activities are related to our investments in Hobby Horse Clothing Company, Inc. (“HH”) in 2014 and HH and Horsepharm.com, LLC in 2013.

Income Tax Provision (Benefit)

The benefit for income taxes was $302,000 for the six months ended June 30, 2014, reflecting an effective tax rate of 52%, compared to a tax benefit of $89,000 for the corresponding period in 2013, reflecting an effective tax rate of 33%.  The effective tax rates were based upon management’s best estimates of the estimated effective rates for each entire year.

Net Income (Loss)

The net loss for the six months ended June 30, 2014 increased $98,000 or 53.9%, to $(281,000) from $(183,000) for the corresponding period in 2013. This decrease in profitability was due primarily to increased SG&A expenses related to lease expense, marketing costs, labor costs and depreciation.  The resulting income (loss) per diluted share decreased to $(0.05) for the six months ended June 30, 2014 as compared to $(0.03) for the corresponding period in 2013.

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

Liquidity and Capital Resources

For the six months ended June 30, 2014, our cash was reduced by $110,000.  Cash was utilized primarily for seasonal working capital requirements.  The source for cash generated related to increased balances in depreciation and amortization and increased borrowings under our Revolver Facility.  On July 31, 2014, the Company and the bank amended the Revolver Facility so that the Company can borrow up to $15,000,000, of which up to $1,000,000 can be in the form of letters of credit and up to $8,000,000 can be advanced as term loans, and increase the $15,000,000 maximum up to $20,000,000 at the discretion of the bank.    The Company can borrow a total of three Capex Term Loans used to open new stores.    The amendment allows for additional borrowings for store openings.  The Company amended the covenants under the Credit Facility to eliminate the funded debt ratio and fixed charge coverage ratio as well as add the maximum balance sheet leverage ratio and minimum debt service charge ratio effective March 31, 2013.  The Company was in compliance with all covenants under the credit facility as of June 30, 2014.

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

Operating Activities

Cash utilized in our operating activities for the six months ended June 30, 2014 was $7.0 million compared to $4.5 million for the corresponding period in 2013.  For the six months ended June 30, 2014, cash outflows consisted primarily of seasonal increases in inventory and initial stocking of new stores of $3.7 million and a net loss of $0.3 million, as well as reductions in accrued expenses and other current liabilities, gift certificate liability, accounts payable, income taxes payable and increases in prepaid and other assets of $4.2 million.  Cash inflows were attributable to the results of operations which consisted of a reduction in accounts receivable as well increases in other non-cash expenses totaling $1.2 million of cash.  For the six months ended June 30, 2013, cash outflows consisted primarily of seasonal increases in inventory and initial stocking of new stores of $2.6 million and a net loss of $0.2 million, as well as reductions in accrued expenses and other current liabilities, gift certificate liability, accounts payable, income taxes payable and increases in prepaid and other assets of $3.1 million.  Cash inflows were attributable to the results of operations which consisted of a reduction in accounts receivable as well increases in other non-cash expenses totaling $1.4 million of cash.

Investing Activities

Cash utilized from our investing activities was $942,000 for the six months ended June 30, 2014 compared to utilized cash of $785,000 for the corresponding period in 2013.  Investing activities consisted primarily of retail store improvement costs and new store equipment and fixtures.

Financing Activities

Net cash provided by our financing activities was $7.8 million for the six months ended June 30, 2014, compared to $5.2 million provided in the corresponding period in 2013.  For the six months ended June 30, 2014, we funded our seasonal operating activities and investing activities with net borrowings of $7.7 million under our revolving portion of the Revolver Facility.  For the six months ended June 30, 2013, we funded our seasonal operating activities and investing activities with net borrowings of $2.9 million under our revolving portion of the Revolver Facility and $2.3 million under the Capex Term Loan.

Revolving Credit Facility

On July 31, 2014, the Company and the bank amended the Revolver Facility so that the Company can borrow up to $15,000,000, of which up to $1,000,000 can be in the form of letters of credit and up to $8,000,000 can be advanced as term loans.   The Company can borrow a total of three term loans for capital expenditures used to open new stores (the “Capex Term Loans”).  The $15,000,000 maximum may be increased up to $20,000,000 at the discretion of the bank.  Funds available under the revolving portion of the Revolver Facility shall be reduced by the outstanding balance of the letters of credit and Capex Term Loans.  The Company borrowed $2,340,000 as a Capex Term Loan on March 29, 2013 with equal principal repayments over 60 months.  On December 17, 2013, the Company borrowed an additional $1,459,525 as a Capex Term Loan with interest only for the first 6 months followed by equal principal repayments over 54 months.  The Company may also borrow an additional $3,000,000 by December 31, 2014 to fund capital expenditures for store openings.  The Capex Term Loans to be funded in 2014 will be interest only for 6 months followed by equal principal repayments over 54 months.  Any outstanding balances borrowed under the Revolver Facility are due in full on April 30, 2016 unless the Revolver Facility is renewed in 2016.  The Revolver Facility bears interest at the base rate, announced from time to time by the bank, plus an applicable margin determined by the Company’s funded debt ratio.  As of June 30, 2014 the LIBOR (base rate) was 0.23%, plus the applicable margin of 2.75%.  Interest is payable monthly.  At its option the Company may have all or a portion of the unpaid principal under the Revolver Facility bear interest at various LIBOR or prime rate options.

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

At June 30, 2014, the Company had the ability to borrow $13,000,000 on the Revolver Facility, subject to certain covenants, of which there was $7,838,000 outstanding under the revolving portion of the Revolver Facility and $3,214,000 outstanding as a Capex Term Loans, bearing interest at the net Revolver Facility rate of 2.98%.  At December 31, 2013, the Company had $95,000 outstanding under the revolving portion of the Revolver Facility and $3,449,000 outstanding under the Capex Term Loans.  For the period ending June 30, 2014, the Company was in compliance with all of the covenants under the Revolver Facility, including Capex Term Loans, and Term Note Facility (the “Credit Facility”).

Term Notes, Senior Subordinated Notes Payable and Warrants

On March 28, 2011, the Company borrowed $5,500,000 in the form of a 7-year term note, the Term Note Facility, from the bank to refinance the $5,000,000 senior subordinated notes and deferred interest on those notes.  The initial floating rate interest on the $1,600,000 of principal (the variable interest rate portion of the Term Note Facility) was 5.4% consisting of a 1.0% LIBOR floor plus a 4.4% margin.  The initial floating rate interest on the $3,900,000 of principal (fixed portion of the Term Note Facility with the interest rate swap discussed below) was LIBOR plus 4.4%.  On April 1, 2011, the Company entered into an interest rate swap contract to fix the interest rate at 7.4% on $3,900,000 of the Term Note Facility principal.  The remaining $1,600,000 of the principal bears a floating rate based on a base rate, with a minimum of 1.0% as announced from time to time by the bank, plus a 4.4% margin.  As of June 30, 2014, the LIBOR rate (base rate) was 0.23%. The combined interest rate of 1.0% and 4.4% resulted in a total interest rate of 5.4% at March 31, 2014.  Interest is payable monthly.  The Company is obligated to repay $786,000 of principal annually commencing in April 2013 and extending to March 2018.  The Company is further obligated to accelerate repayment of up to $1,600,000 in principal in the event it has excess cash flow determined by a cash flow recapture formula.  All assets of the Company collateralize the Term Note Facility. Under the terms of the Term Note Facility, the Company is subject to certain covenants including, among others, maximum balance sheet leverage ratio, minimum debt service charge coverage ratio, minimum current asset ratios, and maximum capital expenditures.

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

Working Capital and Capital Expenditure Needs

The Company believes our existing cash, cash equivalents, expected cash to be provided by our operating activities, and funds available through our Revolver Facility will be sufficient to meet our currently planned working capital and capital expenditure needs over at least the next twelve months. We anticipate increasing capital expenditures by adding stores in 2014 and beyond. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the expansion of our retail stores, the acquisition of new capabilities or technologies and the continuing market acceptance of our products. To the extent that existing cash, cash equivalents, cash from operations and cash from our Revolver Facility under the conditions and covenants of our credit facilities are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, businesses, services or technologies which we anticipate would require us to seek additional equity or debt financing, we may enter into these types of arrangements in the future.  There is no assurance that additional funds would be available on terms favorable to us or at all.  Funds from our Revolver Facility may not be available if we fail to meet the financial covenants contained in the loan agreements with our lender.  At June 30, 2014, the Company was in compliance with all of its covenants under the Credit Facility.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

At June 30, 2014, there had not been a material change in any of the market risk information disclosed by us in our 10-K.   More detailed information concerning market risk can be found in Item 7A under the sub-caption “Quantitative and Qualitative Disclosures about Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 35 of our 10-K.

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

Interest Rate Sensitivity

The Company had cash and cash equivalents totaling $209,000 at June 30, 2014. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We intend to maintain our portfolio of cash equivalents, including money market funds and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. As of June30, 2014, all of our investments were held in money market funds.

The Company’s exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay our outstanding debt instruments, primarily certain borrowings under our Revolver Facility and on the $1,600,000 of the Term Note Facility that bear interest at a floating rate. The advances under the Revolver Facility and the $1,600,000 of principal of the Term Note Facility bears a variable rate of interest determined as a function of the prime rate and the published LIBOR rate at the time of the borrowing.  If interest rates were to increase by two percent, the additional interest expense as of June 30, 2014 would be approximately $157,000 annually.  At June 30, 2014, $7,835,111 was outstanding under the revolving portion of the Revolver Facility and $3,214,525 was outstanding under the Capex Term Loan.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Our principal executive officer and principal financial officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level as of that date in our internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act.  Internal control over financial reporting is defined in Rules 13a-15(f) and15d-15(f) under the Exchange Act as a process defined by, or under the supervision of, a company’s principal executive and principal financial officers and effected by management and other personnel, under the oversight of the board of directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2014, in management’s judgment with similar cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Management reviewed the results of its assessment with our Audit Committee.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not issue or sell any equity securities in the three months ended June 30, 2014; other than as the result of the exercise in March 2014 of options to purchase 12,840 common shares, resulting in proceeds of $24,910, which the Company applied in full for general working capital purposes.

Item 3.  Defaults Upon Senior Securities.

There were no defaults on the Company’s senior securities in the three months ended June 30, 2014.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

On July 10th, 2014, the Company opened its twenty-second Dover-branded store in Cincinnati, OH.

On July 31, 2014, the Company and Citizens Bank amended the Revolver Facility so that the Company can borrow up to $15,000,000, of which up to $1,000,000 can be in the form of letters of credit and up to $8,000,000 can be advanced as term loans.   The Company can borrow three term loans for capital expenditures used to open new stores (the “Capex Term Loans”).  Any outstanding balances borrowed under the Revolver Facility are due in full on April 30, 2016 unless the Revolver Facility is renewed in 2016.

Item 6.  Exhibits.

Exhibit List

Number	Description

*10.79	Fourth Amendment to Revolving Credit Facility with Citizens Bank dated July 31, 2014

*10.80	Seventh Amendment to Loan and Security Agreement with Citizens Bank dated July 31, 2014

*31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

*31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

‡32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.
‡	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOVER SADDLERY, INC.

Dated: August 13, 2014	By:	/s/ David R. Pearce

David R. Pearce, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Description

*10.79	Fourth Amendment to Revolving Credit Facility with Citizens Bank dated July 31, 2014

*10.80	Seventh Amendment to Loan and Security Agreement with Citizens Bank dated July 31, 2014

*31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

*31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

‡32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.
‡	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement