Form 10-Q
period 2014-09-30
DOVER SADDLERY INC
filed 2014-11-12
CIK 1071625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Shares outstanding of the registrant’s common stock (par value $0.0001) on November 4, 2014:  5,402,903

DOVER SADDLERY, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

DOVER SADDLERY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$292	$319
Accounts receivable	1,336	1,300
Inventory	29,343	23,633
Prepaid catalog costs	1,115	974
Prepaid expenses and other current assets	3,043	1,277
Deferred income taxes	261	355
Total current assets	35,390	27,858
Net property and equipment	6,535	5,763
Other assets:
Deferred income taxes	1,449	1,495
Intangibles and other assets, net	778	758
Total other assets	2,227	2,253
Total assets	$44,152	$35,874
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation and outstanding checks	$260	$290
Current portion — term notes	786	786
Current portion — capex term loan	792	630
Accounts payable	3,098	2,352
Accrued expenses and other current liabilities	6,228	7,201
Income taxes payable	—	1,006
Total current liabilities	11,164	12,265

Long-term liabilities:
Revolving line of credit	10,428	95
Capex term loan, net of current portion	2,224	2,818
Term notes, net of current portion	3,536	4,125
Capital lease obligation, net of current portion	66	96
Interest rate swap contract	135	189
Total long-term liabilities	16,389	7,323

Stockholders’ equity:
Common Stock, par value $0.0001 per share; 15,000,000 shares authorized; 6,160,103 and 6,147,263 issued and 5,364,238 and 5,351,398 outstanding as of September 30, 2014 and December 31, 2013, respectively	1	1
Additional paid in capital	46,658	46,304
Treasury stock, 795,865 shares at cost	(6,082)	(6,082)
Accumulated other comprehensive loss	(92)	(122)
Accumulated deficit	(23,886)	(23,815)
Total stockholders’ equity	16,599	16,286
Total liabilities and stockholders’ equity	$44,152	$35,874

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenues, net	$24,674	$22,615	$68,759	$63,584
Cost of revenues	15,119	14,044	42,760	39,976
Gross profit	9,555	8,571	25,999	23,608
Selling, general and administrative expenses	8,978	7,640	25,750	22,715
Income from operations	577	931	249	893
Interest expense, financing and other related costs, net	172	154	482	426
Other investment (income) loss	(5)	4	(59)	(33)
Income (loss) before income tax provision (benefit)	410	773	(174)	500
Provision (benefit) for income taxes	200	330	(103)	240
Net income (loss)	$210	$443	$(71)	$260

Net income (loss) per share
Basic	$0.04	$0.08	$(0.01)	$0.05
Diluted	$0.04	$0.08	$(0.01)	$0.05
Number of shares used in per share calculation
Basic	5,364,000	5,345,000	5,360,000	5,340,000
Diluted	5,727,000	5,534,000	5,360,000	5,524,000

DOVER SADDLERY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income (loss)	$210	$443	$(71)	$260
Other comprehensive income, net:
Change in fair value of interest rate swap contract, net of tax	17	4	30	53
Total comprehensive income (loss)	$227	$447	$(41)	$313

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Cash Flows

(In thousands, unaudited)

	Nine Months Ended
	September 30, 2014	September 30, 2013
Operating activities:
Net income (loss)	$(71)	$260
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	1,130	895
Deferred income taxes	116	(77)
Income from investment in affiliates, net	(59)	(33)
Stock-based compensation	330	219
Gift card breakage income	(84)	(90)
Non-cash interest expense	18	15
Changes in current assets and liabilities:
Accounts receivable	(36)	790
Inventory	(5,710)	(4,407)
Prepaid catalog costs and other current assets	(1,908)	(202)
Accounts payable	746	896
Accrued expenses, other current liabilities and income taxes payable	(1,895)	(2,131)
Net cash used in operating activities	(7,423)	(3,865)
Investing activities:
Purchases of property and equipment	(1,849)	(1,312)
Investment in affiliates	(11)	(11)
Change in other assets	(6)	(51)
Net cash used in investing activities	(1,866)	(1,374)
Financing activities:
Borrowings under revolving line of credit, net	10,333	2,482
Payments on term notes	(589)	(393)
Payments on capex term loan	(432)	(234)
Borrowings under capex term loan	—	2,340
Change in outstanding checks	(27)	1,015
Payments on capital leases	(33)	(42)
Payment of debt commitment fees	(15)	(15)
Proceeds from exercise of stock options	25	17
Net cash provided by financing activities	9,262	5,170
Net decrease in cash and cash equivalents	(27)	(69)
Cash and cash equivalents at beginning of period	319	299
Cash and cash equivalents at end of period	$292	$230
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$464	$410
Income taxes	$1,565	$1,177
Supplemental disclosure of non-cash financing activities
Change in fair value of interest rate swap contract	$54	$104

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.  Nature of Business and Basis of Preparation

Dover Saddlery, Inc., a Delaware corporation (the “Company”), is a leading specialty retailer and the largest omni-channel marketer of equestrian products in the United States. The Company sells its products through a multi-channel strategy, including direct and retail, with stores located in Massachusetts, Delaware, Texas, New Hampshire, Maryland, Virginia, New Jersey, Georgia, Rhode Island, Colorado, Illinois, Pennsylvania, Minnesota, North Carolina, New York, Florida and Ohio.  The Company provides a complete line of equestrian products, as well as specially—developed, private label offerings from its direct marketing headquarters, warehouse, and call center facility in Littleton, Massachusetts.

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

The Company views its operations and manages its business as one operating segment utilizing an omni-channel distribution strategy.  Market channel revenues are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Revenues, net — direct	$11,335	$11,180	$33,339	$33,175
Revenues, net — retail stores	13,339	11,435	35,420	30,409
Revenues, net — total	$24,674	$22,615	$68,759	$63,584

The accompanying condensed consolidated financial statements comprise those of the Company, its wholly-owned subsidiaries, and its investment in affiliates. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2014 and 2013 are unaudited.  In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2013 and include all adjustments, consisting of only usual recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results expected for the full year ended December 31, 2014.

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

B. Gift Certificates and Gift Certificate Breakage

The Company determines its gift card breakage rate based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be reasonably estimated at the time of gift card issuance.  From the point which the likelihood of redemption is deemed to be remote (gift cards that were issued three years prior and remain unredeemed) and for which there is no legal obligation to remit the value of such unredeemed gift cards to any relevant jurisdictions, breakage income is recognized over a two year period.  Breakage revenue for the three months ending September 30, 2014 and 2013 of $27,916 and $30,146, respectively, was recognized as revenue in the accompanying condensed consolidated statements of operations and comprehensive income (loss).  Breakage revenue for the nine months ending September 30, 2014 and 2013 of $83,747 and $90,438, respectively, was recognized as revenue in the accompanying condensed consolidated statements of operations and comprehensive income (loss). The gift certificate liability balance was $1.1 million and $1.8 million at September 30, 2014 and December 31, 2013, respectively.

C.  Accounting for Stock-Based Compensation

The Company recognizes, as stock-based compensation, the fair value of stock-based awards on a straight-line basis over the requisite service period of the award. Stock-based compensation for the three months ended September 30, 2014 and 2013 was $110,000 and $81,000, respectively.  For the nine months ended September 30, 2014 and 2013, stock-based compensation was $330,000 and $219,000, respectively.

There was no activity related to stock option grants, exercises or forfeitures for the nine months ended September 30, 2014, except for the exercise of options to purchase 12,840 common shares, resulting in proceeds of $24,910 in the first quarter.

The amount of future stock-based compensation expense that may be recognized for outstanding, unvested options as of September 30, 2014 was approximately $1,310,700 to be recognized on a straight-line basis over the employee’s remaining weighted-average, requisite service period of 3.3 years.  In addition, there are 60,000 shares that will vest upon certain market conditions being met and the related compensation expense for these options is approximately $181,000.  As of September 30, 2014 the intrinsic value of all “in the money” outstanding options was approximately $1,693,000.

D.  Inventory

Inventory consists of finished goods in the Company’s mail-order warehouse and retail stores. The Company’s inventories are stated at the lower of cost, with cost determined by the first-in, first-out (FIFO) method, or net realizable value. The Company maintains a reserve for excess and obsolete inventory. This reserve was $120,000 as of September 30, 2014 and December 31, 2013.  The Company continuously monitors the salability of its inventories to ensure adequate valuation of the related merchandise.

E.  Advertising

The Company recognizes deferred costs over the period of expected future revenue, which is typically less than one year.  Deferred costs as of September 30, 2014 and December 31, 2013 were $1,115,000 and $974,000, respectively, and consisted of catalog costs.  The combined marketing and advertising costs charged to selling, general, and administrative expenses for the three months ended September 30, 2014 and 2013 were $2,488,000 and $2,052,000, respectively.  For the nine months ended September 30, 2014 and 2013, combined marketing and advertising costs charged to selling, general, and administrative expenses were $7,468,000 and $6,206,000, respectively.

F.  Other Comprehensive Income (Loss)

Other comprehensive income (loss) is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources.  Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.  The Company’s only item of other comprehensive income (loss), other than reported net income (loss), was the change in fair value of an interest rate swap.  The other comprehensive income (loss), net of taxes ($13,349 and $3,979, respectively), for the three months ended September 30, 2014 and 2013 was $17,000 and $4,000, respectively.  The other comprehensive income (loss), net of taxes ($23,765 and $51,023, respectively), for the nine months ended September 30, 2014 and 2013 was $30,000 and $53,000, respectively.

G.  Net Income Per Share

A reconciliation of the number of shares used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Basic weighted average common shares outstanding	5,364	5,345	5,360	5,340
Add: Dilutive effect of assumed stock option and warrant exercises less potential incremental shares purchased under the treasury stock method	363	189	—	184
Diluted weighted average common shares outstanding	5,727	5,534	5,360	5,524

For the three months ended September 30, 2014, approximately 61,000 options to acquire common stock were excluded from the diluted weighted average shares calculation as the effect of such options is anti-dilutive.  For the three and nine months ended September 30, 2013, approximately 250,000 options to acquire common stock were excluded from the diluted weighted average shares calculation as the effect of such options is anti-dilutive.  In addition, 363,000 options to acquire common stock were also excluded from the diluted weighted average shares calculation for the nine months ended September 30, 2014, as the effect of such options are anti-dilutive due to the Company’s loss position.

H.  Financing Agreements

Revolving Credit Facility

On July 31, 2014, the Company and the bank amended the Revolver Facility so that the Company can borrow up to $15,000,000, of which up to $1,000,000 can be in the form of letters of credit and up to $8,000,000 can be advanced as term loans.  The Company can borrow a total of three term loans for capital expenditures used to open new stores (the “Capex Term Loans”).  The $15,000,000 maximum may be increased up to $20,000,000 at the discretion of the bank.  Funds available under the revolving portion of the Revolver Facility shall be reduced by the outstanding balance of the letters of credit and term loans.  The Company borrowed $2,340,000 as a Capex Term Loan on March 29, 2013 with equal principal repayments over 60 months.  On December 17, 2013, the Company borrowed an additional $1,459,525 as a Capex Term Loan with interest only for the first 6 months followed by equal principal repayments over 54 months.  Any outstanding balances borrowed under the Revolver Facility are due in full on April 30, 2016 unless the Revolver Facility is renewed in 2016.  The Revolver Facility bears interest at the base rate, announced from time to time by the bank, plus an applicable margin determined by the Company’s funded debt ratio.  As of September 30, 2014 the LIBOR (base rate) was 0.23%, plus the applicable margin of 2.50%.  Interest is payable monthly.  At its option the Company may have all or a portion of the unpaid principal under the Revolver Facility bear interest at various LIBOR or prime rate options.

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

At September 30, 2014, the Company had the ability to borrow $15,000,000 on the Revolver Facility, subject to certain covenants, of which there was $10,428,000 outstanding under the revolving portion of the Revolver Facility and $3,016,000 outstanding under the Capex Term Loans, bearing interest at the net Revolver Facility rate of 2.73%.  At December 31, 2013, the Company had $95,000 outstanding under the revolving portion of the Revolver Facility and $3,448,000 outstanding under the Capex Term Loans.  As of September 30, 2014, the Company was in compliance with all of the covenants under the Revolver Facility, including Capex Term Loans, and Term Note Facility (the “Credit Facility”).

Term Notes, Senior Subordinated Notes Payable and Warrants

On March 28, 2011, the Company borrowed $5,500,000 in the form of a 7-year term note (the “Term Note Facility”) from the bank to refinance the $5,000,000 senior subordinated notes and deferred interest on those notes.  The initial floating rate interest on $1,600,000 of principal (the variable interest rate portion of the Term Note Facility) was 5.4% consisting of a 1.0% LIBOR floor plus a 4.4% margin.  The initial floating rate interest on $3,900,000 of principal (fixed portion of the Term Note Facility with the interest rate swap discussed below) was LIBOR plus 4.4%.  On April 1, 2011, the Company entered into an interest rate swap contract to fix the interest rate at 7.4% on $3,900,000 of the Term Note Facility principal.  The remaining $1,600,000 of principal bears a floating rate based on a base rate, with a minimum of 1.0% as announced from time to time by the bank, plus a 4.4% margin.  As of September

30, 2014, the LIBOR rate (base rate) was 0.23%. The combined interest rate of 1.0% and 4.4% resulted in a total interest rate of 5.4% at September 30, 2014. Interest is payable monthly.  The Company is obligated to repay $786,000 of principal annually which commenced in April 2013 and extends to March 2018.  The Company is further obligated to accelerate repayment of up to $1,600,000 in principal in the event it has excess cash flow determined by a cash flow recapture formula.  All assets of the Company collateralize the Term Note Facility. Under the terms of the Term Note Facility, the Company is subject to certain covenants including, among others, maximum balance sheet leverage ratio, minimum debt service charge coverage ratio, minimum current asset ratios, and maximum capital expenditures.

In connection with the issuance of retired subordinated notes, the Company issued warrants to the note holders, exercisable at any time after December 11, 2007 for an initial 118,170 shares of its common stock, which have an exercise price of $2.75 per share.  One holder, BCA Mezzanine Fund, L.P., owns 40% of those warrants and employs a related party to the Company, Board member Gregory Mulligan who holds a management position and indirect economic interest in BCA.  The number of shares to be received for the warrants, upon exercise, is subject to change in the event of additional equity issuances and/or stock splits. The warrants were estimated to have a fair value of $272,000, which had been reflected as a discount of the note’s proceeds.  The discount was amortized through interest expense while the notes were outstanding and the unamortized discount was fully expensed upon note retirement.  The warrants issued are still outstanding and terminate on December 10, 2016.

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

The Company’s outstanding amounts under the Credit Facility are not measured at fair value on the accompanying condensed consolidated balance sheets.  The Company determines the fair value of the amounts outstanding under the Credit Facility using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk.  The carrying amounts of the Company’s Credit Facility approximate fair value because the interest rates are reset periodically to reflect current market rates.  The fair value of the borrowings under the Credit Facility was approximately $17,766,000 and $8,454,000 as of September 30, 2014 and December 31, 2013, respectively.

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

The Company’s equity share of HH’s net income, including the intangible asset customer list amortization (resulting from the purchase price allocation) is reflected as other investment income in the accompanying consolidated statements of operations and comprehensive income (loss).  The Company recorded a net gain of approximately $5,000 for the three months ending September 30, 2014 compared to loss recorded of approximately $(2,000) for the same period in 2013.  The Company recorded a net gain of approximately $59,000 for the nine months ending September 30, 2014 compared to a net gain of approximately $43,000 for the same period in 2013.  The resulting carrying value at September 30, 2014 and December 31, 2013 is approximately $325,000 and $255,000, respectively, and is included in intangibles and other assets, net, in the accompanying condensed consolidated balance sheets.

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

The Company records interest and penalties related to income taxes as a component of provision for income taxes. The Company recognized nominal interest and penalty expense for the three and nine months ended September 30, 2014 and 2013.

Tax years 2010 through 2013 remain subject to examination by the IRS, and the 2010 through 2013 tax years remain subject to examination by Massachusetts, and the 2009 through 2013 tax years by various other jurisdictions.

K.  Related Party Transactions

In October of 2004, the Company entered into a lease agreement with a minority stockholder. The agreement, which relates to the Plaistow, NH retail store, is a five-year lease with options to extend for an additional fifteen years.  In October 2009, the Company exercised its first option to extend the lease for an additional five years.  During the three months ended September 30, 2014 and 2013, the Company expensed in connection with this lease $54,000 and $54,000, respectively.  During the nine months ended September 30, 2014 and 2013, the Company expensed in connection with this lease $162,000 and $161,000, respectively.

In order to expedite the efficient build-out of leasehold improvements in its new retail stores, the Company utilizes the services of a real estate development company owned by a non-executive Company employee and minority stockholder to source construction services and retail fixtures.  Total payments made to the real estate development company for the three months ended September 30, 2014 and 2013, consisting primarily of reimbursements for materials and outside labor for the fit-up of stores, were $249,000 and $170,000, respectively. For the nine months ended September 30, 2014 and 2013, reimbursements for materials and outside labor for the fit-up of stores, were $460,000 and $383,000, respectively.

L.  Commitments and Contingencies

Lease Commitments

The Company leases its facilities and certain fixed assets that may be purchased for a nominal amount on the expiration of the leases under non-cancelable operating and capital leases that extend through 2025. These leases, which may be renewed for periods ranging from one to five years, include fixed rental agreements as well as agreements with rent escalation clauses.

In connection with retail locations, the Company enters into various operating lease agreements, with escalating rental payments. The effects of variable rent disbursements have been expensed on a straight-line basis over the life of the lease. As of September 30, 2014 and December 31, 2013, there was approximately $984,000 and $929,000, respectively, of deferred rent recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Contingencies

From time to time, the Company is exposed to litigation relating to our products and operations.  The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material, adverse affect on our financial condition or results of operations.

M. Interest Rate Swap

The Company uses an interest rate swap contract as a cash flow hedge to eliminate the cash flow exposure of interest rate movements on variable rate debt.  The Company accounts for its interest rate swap contract in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 815, Derivatives and Hedging.  FASB ASC 815 requires all derivatives, including interest rate swaps, to be recorded on the consolidated balance sheet at fair value.  The increase or decrease in the fair value of the hedge is initially included as a component of other comprehensive income (loss) and is subsequently reclassified into earnings and recorded as interest expense, when interest on the related debt is paid.  The Company values the interest rate swap contract in accordance with FASB ASC 820, Fair Value Measurement and Disclosures.  The Company documents its risk management strategy and hedge effectiveness at the inception of and during the term of the hedge.  The Company’s interest rate risk management strategy is to stabilize cash flow requirements by maintaining the interest rate swap contract to convert variable rate debt to fixed rate debt.

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

The Company designated this interest rate swap contract as an effective cash flow hedge.  The Company adjusts the interest rate swap to fair value with the change accounted for through other comprehensive income (loss), as the contracts are considered effective in offsetting the interest rate exposure of the forecasted interest rate payments hedged.  The Company anticipates that this contract will continue to be effective as long as there are no pre-payments of the hedged portion of the term notes.  The Company does not believe any of the amounts currently reported in accumulated other comprehensive income (loss) will be reclassified into earnings in 2014.  The fair value of the interest rate swap at September 30, 2014 and December 31, 2013 was a liability of $135,290 and $189,235, respectively.

The Company does not hold any derivative instruments that are not designated as a hedging instrument.  The following table presents information about the fair value of the Company’s derivative instruments that have been designated as hedging instruments as of September 30, 2014 and December 31, 2013.

Liability Derivatives as of:
September 30, 2014		December 31, 2013
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swap contract	$135,290	Interest rate swap contract	$189,235

The following tables present information about the effects of the Company’s derivative instruments:

	Location of Gain (Loss)	Amount Reclassified, Net of Tax, From Other Comprehensive Income (Loss) for the three months ended September 30
	Recognized on Derivative	2014	2013
Interest rate swap contact	Interest Expense	$22,464	$26,968

	Location of Gain (Loss)	Amount Reclassified, Net of Tax, From Other Comprehensive Income (Loss) for the nine months ended September 30
	Recognized on Derivative	2014	2013
Interest rate swap contact	Interest Expense	$70,309	$81,217

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

The Company accounts for its interest rate swap as a derivative financial instrument in accordance with the related guidance. Under this guidance, derivatives are carried on the balance sheet at fair value. The fair value of the Company’s interest rate swap is determined based on observable market data in combination with expected cash flows.  The fair value of the Company’s interest rate swap was determined using projected future cash flows, discounted at the mid-market implied forward LIBOR.  The value at September 30, 2014 is included in long-term liabilities.

The following table presents the financial instruments carried at fair value in accordance with the FASB ASC 820 hierarchy noted above:

	Level 1	Level 2	Level 3	Total

Interest Rate Swap Contract as of September 30, 2014	—	$(135,290)	—	$(135,290)

Interest Rate Swap Contract as of December 31, 2013	—	$(189,235)	—	$(189,235)

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

P. Subsequent Events

On October 13, 2014, 38,665 options to purchase common shares were exercised, resulting in proceeds of $75,010.

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

Based on the Company’s 2012 and 2013 revenue trends, the Company opened four new stores last year, and is planning on opening an additional three to four stores by the end of 2014, which includes our Cincinnati, OH store that opened in July and our Houston, TX store that opened in August.  The Company will continue to pursue other new store locations that may be opened in 2014. However, our strategy to increase the number of retail store locations is based on finding optimal locations where demand for equestrian products is high and adequate capital to invest in its store expansion plan.

Consolidated Performance and Trends

The Company reported net income for the three months ended September 30, 2014 of $210,000 or $0.04 per diluted share, compared to net income of $443,000 or $0.08 per diluted share for the corresponding period in 2013, a decrease of 52.6%.  The Company reported a net loss for the nine months ended September 30, 2014 of $(71,000) or $(0.01) per diluted share, compared to net income of $260,000 or $0.05 per diluted share for the corresponding period in 2013.

The third quarter of 2014 results reflect our continuing efforts to execute our growth strategy in the retail market channel where revenues increased 16.6% to $13.3 million in the quarter.  This trend of increased revenue in the retail market channel may be slowed or eroded by delays in the execution of our new store expansion strategy, constraints in available capital, and interim declines in consumer demand at our retail stores impacted by continued economic uncertainty and consequential consumer behavior.  The Company responds to fluctuations in revenues primarily by delaying the opening of new stores, adjusting marketing efforts and operations to support our retail stores and managing costs.  The success of our new store growth plan is dependent upon the response of our customers to these marketing strategies and evolving market conditions.  Our direct market channel revenues increased 1.4% to $11.3 million in the third quarter of 2014.  We respond to fluctuations in our direct customers’ response by adjusting the quantities of catalogs mailed and other internet marketing and customer-related strategies and tactics in order to maximize revenues and manage costs.

Given continued economic uncertainty, it is very difficult to accurately predict economic trends; however, we have resumed our store rollout strategy since 2011 and plan to continue to execute on prime new locations throughout 2014.

Single Reporting Segment

The Company operates and manages its business as one operating segment utilizing an omni-channel distribution strategy.

Results of Operations

The following table sets forth our unaudited results of operations as a percentage of revenues for the periods shown (1):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of revenues	61.3	62.1	62.2	62.9
Gross profit	38.7	37.9	37.8	37.1
Selling, general and administrative expenses	36.4	33.8	37.4	35.7
Income from operations	2.3	4.1	0.4	1.4
Interest expense, financing and other related costs, net	0.7	0.7	0.7	0.7
Other investment income	0.0	0.0	0.1	0.1
Income (loss) before income tax provision (benefit)	1.7	3.4	(0.3)	0.8
Provision (benefit)for income taxes	0.8	1.5	(0.1)	0.4
Net income (loss)	0.9	2.0	(0.1)	0.4

(1)                                 Certain of these amounts may not properly sum due to rounding.

The following table presents certain selected unaudited operating data (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Revenues, net — direct	$11,335	$11,180	$33,339	$33,175
Revenues, net — retail stores	13,339	11,435	35,420	30,409
Revenues, net — total	$24,674	$22,615	$68,759	$63,584

Other operating data:
Number of retail stores (1)	24	19	24	19
Capital expenditures	924	567	1,849	1,312
Gross profit margin	38.7%	37.9%	37.8%	37.1%
Adjusted EBITDA(2)	1,086	1,324	1,709	2,007
Adjusted EBITDA margin(2)	4.4%	5.9%	2.5%	3.2%

(1)            Includes twenty-three Dover-branded stores and one Smith Brothers store as of September 30, 2014.  The Cincinnati, OH Dover-branded store opened in July 2014 and the Houston, TX Dover-branded store opened in August of 2014.

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

•             Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table reconciles net income to Adjusted EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Net income (loss)	$210	$443	$(71)	$260
Depreciation	382	295	1,077	843
Amortization of intangible assets	17	17	53	52
Stock-based compensation	110	81	330	219
Interest expense, financing and other related costs, net	172	154	482	426
Other investment (income) loss	(5)	4	(59)	(33)
Provision (benefit) for income taxes	200	330	(103)	240
Adjusted EBITDA	$1,086	$1,324	$1,709	$2,007

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Revenues

Total revenues increased $2.1 million, or 9.1%, to $24.7 million for the three months ended September 30, 2014 from $22.6 million for the three months ended September 30, 2013.  Revenues in our direct market channel increased $0.1 million, or 1.4%, to $11.3 million from $11.2 million in the corresponding period in 2013.  Revenues in our retail market channel increased $1.9 million, or 16.6%, to $13.3 million from $11.4 million in 2013.  The increase in revenues from our retail market channel was due to strong sales growth from our newer stores as they mature, five additional retail stores and promotions.  Same store sales for the three month period increased 2.5% over the prior year.  In addition, breakage income of $27,916 was recognized during the three months ending September 30, 2014, compared to $30,146 for the three months ended September 30, 2013.  The revenue was recognized in both retail and direct market channels based on where the gift card was issued.

Gross Profit

Gross profit for the three months ended September 30, 2014 increased $1.0 million, or 11.5%, to $9.6 million as compared to the $8.6 million in the corresponding period in 2013. Gross profit, as a percentage of revenues, for the three months ended September 30, 2014 increased 0.8% to 38.7% from 37.9% for the corresponding period in 2013.  The increase in gross profit as a percentage of revenues was attributable to various pricing increases.

Selling, General and Administrative

Selling, general and administrative expenses increased $1.4 million, or 17.5% to $9.0 million for the three months ended September 30, 2014 from $7.6 million for the three months ended September 30, 2013.  SG&A expenses, as a percentage of revenues, increased to 36.4% of revenues from 33.8% of revenues for the corresponding period in 2013 as a result of increased costs in 2014.

SG&A increased primarily as a result of an additional $1.0 million in marketing costs, labor, lease expense, travel and depreciation expense, due to the additional number of stores as compared to last year.  Marketing costs largely reflect our ongoing investments to improve our Internet channel.

Interest Expense

Interest expense, including amortization of financing costs, attributed to our term note and revolving credit facility increased $18,000 or 11.5%, to $172,000 from $154,000 due to the increased balance of the Revolver Facility.

Other Investment Income

Net income from investment activities consists of the Company’s share of net earnings or loss of its affiliate as they occur.  The Company’s net investment gain for the three months ending September 30, 2014 was $5,000, an increase of $9,000 over its net investment loss of $4,000 in 2013.  The Company’s investment income or loss from investment activities are related to our investments in Hobby Horse Clothing Company, Inc. (“HH”) in 2014 and HH and Horsepharm.com, LLC in 2013.

Income Tax Provision

The provision for income taxes was $200,000 for the three months ended September 30, 2014, reflecting an effective tax rate of 49%, compared to $330,000 for the corresponding period in 2013, reflecting effective tax rate of 43%.  The effective tax rate for the quarter was based upon management’s best estimates of the estimated effective rates for each entire year.

Net Income

The net income for the third quarter of 2014 decreased by $233,000, or 52.6%, to $210,000, compared to $443,000 in the third quarter of 2013. This decrease in the net income was due primarily to increased SG&A expenses related to marketing costs, lease expense, travel costs depreciation expense and labor costs.  The resulting quarterly income per diluted share decreased to $0.04 in the third quarter of 2014 compared to $0.08 per diluted share for the corresponding period in 2013.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Revenues

Total revenues increased $5.2 million, or 8.1%, to $68.8 million for the nine months ended September 30, 2014 from $63.6 million for the year ended September 30, 2013.  Revenues in our direct market channel increased $0.1 million, or 0.5%, to $33.3 million from $33.2 million in the corresponding period in 2013. Revenues in our retail market channel increased $5.0 million, or 16.5%, to $35.4 million from $30.4 million in 2013.  The increase in revenues from our retail market channel was due to strong sales growth from our newer stores as they mature, five additional retail stores and promotions.  Same store sales for the nine month period increased 4.0% over the prior year.  In addition, breakage income of $83,747 was recognized during the nine months ending September 30, 2014, compared to $90,438 that was recognized during the nine months ending September 30, 2013.

Gross Profit

Gross profit for the nine months ended September 30, 2014 increased $2.4 million, or 10.1%, to $26.0 million from $23.6 million for the corresponding period in 2013. Gross profit, as a percentage of revenues, for the nine months ended September 30, 2014 increased 0.7% to 37.8% from 37.1% for the corresponding period in 2013. The increase in gross profit of $2.4 million was attributable to increased revenues in the retail channel and improved product margins. The increase in gross profit as a percentage of revenues was attributable primarily to the various pricing increases.

Selling, General and Administrative

Selling, general and administrative expenses increased $3.0 million, or 13.4%, for the nine months ended September 30, 2014 to $25.7 million from $22.7 million for the corresponding period in 2013.  Increased lease expense of $191,000, marketing costs of $1,262,000, labor costs of $682,000 and depreciation expense of $234,000 were the primary causes for this increase in SG&A expenses.  SG&A expenses, as a percentage of revenues, increased to 37.4% of revenues from 35.7% of revenues for the corresponding period in 2013 due to the increases in lease expense, marketing costs, labor costs, and depreciation expense.  Labor, lease and depreciation increased primarily due to the additional number of stores as compared to last year.  Increased marketing costs largely reflect our ongoing investments to improve our Internet channel.

Interest Expense

Interest expense, including amortization of financing costs, attributed primarily to our term note and revolving credit facility increased $56,000 or 13.3% to $482,000 for the nine months ended September 30, 2014 from $426,000 for the same period in 2013 due to the increased outstanding balance of our Revolver Facility.

Other Investment Income

Net income from investment activities consists of the Company’s share of net earnings or loss of its affiliate as they occur.  The Company’s net investment gain for the nine months ended September 30, 2014 was $59,000, an increase of $26,000 over its net investment income of $33,000 in 2013.  The Company’s investment income from investment activities are related to our investments in Hobby Horse Clothing Company, Inc. (“HH”) in 2014 and HH and Horsepharm.com, LLC in 2013.

Income Tax Provision (Benefit)

The benefit for income taxes was $103,000 for the nine months ended September 30, 2014, reflecting an effective tax rate of 59%, compared to a tax provision of $240,000 for the corresponding period in 2013, reflecting an effective tax rate of 49%.  The effective tax rates were based upon management’s best estimates of the estimated effective rates for each entire year.

Net Income (Loss)

The net loss for the nine months ended September 30, 2014 was $71,000, a decline of 127.4%, or $331,000 from net income of $260,000 for the corresponding period in 2013. This decrease in profitability was due primarily to increased SG&A expenses related to lease expense, marketing costs, labor costs and depreciation.  The resulting income (loss) per diluted share decreased to $(0.01) for the nine months ended September 30, 2014 as compared to $0.05 for the corresponding period in 2013.

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

Liquidity and Capital Resources

For the nine months ended September 30, 2014, our cash was reduced by $27,000.  Cash was utilized primarily for seasonal working capital requirements.  The source for cash generated related to increased balances in depreciation and amortization and increased borrowings under our Revolver Facility.  On July 31, 2014, the Company and the bank amended the Revolver Facility so that the Company can borrow up to $15,000,000, of which up to $1,000,000 can be in the form of letters of credit and up to $8,000,000 can be advanced as term loans, and increase the $15,000,000 maximum up to $20,000,000 at the discretion of the bank.  The Company can borrow a total of three Capex Term Loans used to open new stores.  The amendment allows for additional borrowings for store openings.  The Company was in compliance with all covenants under the credit facility as of September 30, 2014.

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

Operating Activities

Cash utilized in our operating activities for the nine months ended September 30, 2014 was $7.4 million compared to $3.9 million for the corresponding period in 2013.  For the nine months ended September 30, 2014, cash outflows consisted primarily of seasonal increases in inventory and initial stocking of new stores of $5.7 million and a net loss of $0.1 million, as well as reductions in accrued expenses and other current liabilities, gift certificate liability, income taxes payable and increases in accounts receivable and prepaid and other assets of $3.9 million.  Cash inflows were attributable to the results of operations which consisted of increases in accounts payable as well as increases in other non-cash expenses totaling $2.3 million of cash.  For the nine months ended September 30, 2013, cash outflows consisted primarily of seasonal increases in inventory, prepaid and other assets and initial stocking of new stores of $4.6 million, as well as reductions in accrued expenses and other current liabilities, gift certificate liability and income taxes payable of $2.3 million.  Cash inflows were attributable to the results of operations which consisted of net income and reductions in accounts receivable as well increases in accounts payable and other non-cash expenses totaling $3.0 million of cash.

Investing Activities

Cash utilized from our investing activities was $1.9 million for the nine months ended September 30, 2014 compared to utilized cash of $1.4 million for the corresponding period in 2013.  Investing activities consisted primarily of retail store improvement costs and new store equipment and fixtures.

Financing Activities

Net cash provided by our financing activities was $9.3 million for the nine months ended September 30, 2014, compared to $5.2 million provided in the corresponding period in 2013.  For the nine months ended September 30, 2014, we funded our seasonal operating activities and investing activities with net borrowings of $10.3 million under our revolving portion of the Revolver Facility.  For the nine months ended September 30, 2013, we funded our seasonal operating activities and investing activities with net borrowings of $2.5 million under our revolving portion of the Revolver Facility and $2.1 million under the Capex Term Loan.

Revolving Credit Facility

On July 31, 2014, the Company and the bank amended the Revolver Facility so that the Company can borrow up to $15,000,000, of which up to $1,000,000 can be in the form of letters of credit and up to $8,000,000 can be advanced as term loans.  The Company can borrow a total of three term loans for capital expenditures used to open new stores (the “Capex Term Loans”).  The $15,000,000 maximum may be increased up to $20,000,000 at the discretion of the bank.  Funds available under the revolving portion of the Revolver Facility shall be reduced by the outstanding balance of the letters of credit and Capex Term Loans.  The Company borrowed $2,340,000 as a Capex Term Loan on March 29, 2013 with equal principal repayments over 60 months.  On December 17, 2013, the Company borrowed an additional $1,459,525 as a Capex Term Loan with interest only for the first 6 months followed by equal principal repayments over 54 months.  The Company may also borrow an additional $3,000,000 by December 31, 2014 to fund capital expenditures for store openings.  The Capex Term Loans to be funded in 2014 will be interest only for 6 months followed by equal principal repayments over 54 months.  Any outstanding balances borrowed under the Revolver Facility are due in full on April 30, 2016 unless the Revolver Facility is renewed in 2016.  The Revolver Facility bears interest at the base rate, announced from time to time by the bank, plus an applicable margin determined by the Company’s funded debt ratio.  As of September 30, 2014 the LIBOR (base rate) was 0.23%, plus the applicable margin of 2.50%.  Interest is payable monthly.  At its option the Company may have all or a portion of the unpaid principal under the Revolver Facility bear interest at various LIBOR or prime rate options.

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

At September 30, 2014, the Company had the ability to borrow $15,000,000 on the Revolver Facility, subject to certain covenants, of which there was $10,428,000 outstanding under the revolving portion of the Revolver Facility and $3,016,000 outstanding as a Capex Term Loans, bearing interest at the net Revolver Facility rate of 2.73%.  At December 31, 2013, the Company had $95,000 outstanding under the revolving portion of the Revolver Facility and $3,449,000 outstanding under the Capex Term Loans.  As of September 30, 2014, the Company was in compliance with all of the covenants under the Revolver Facility, including Capex Term Loans, and Term Note Facility (the “Credit Facility”).

Term Notes, Senior Subordinated Notes Payable and Warrants

On March 28, 2011, the Company borrowed $5,500,000 in the form of a 7-year term note, the Term Note Facility, from the bank to refinance the $5,000,000 senior subordinated notes and deferred interest on those notes.  The initial floating rate interest on the

$1,600,000 of principal (the variable interest rate portion of the Term Note Facility) was 5.4% consisting of a 1.0% LIBOR floor plus a 4.4% margin.  The initial floating rate interest on the $3,900,000 of principal (fixed portion of the Term Note Facility with the interest rate swap discussed below) was LIBOR plus 4.4%.  On April 1, 2011, the Company entered into an interest rate swap contract to fix the interest rate at 7.4% on $3,900,000 of the Term Note Facility principal.  The remaining $1,600,000 of the principal bears a floating rate based on a base rate, with a minimum of 1.0% as announced from time to time by the bank, plus a 4.4% margin.  As of September 30, 2014, the LIBOR rate (base rate) was 0.23%. The combined interest rate of 1.0% and 4.4% resulted in a total interest rate of 5.4% at September 30, 2014.  Interest is payable monthly.  The Company is obligated to repay $786,000 of principal annually commencing in April 2013 and extending to March 2018.  The Company is further obligated to accelerate repayment of up to $1,600,000 in principal in the event it has excess cash flow determined by a cash flow recapture formula.  All assets of the Company collateralize the Term Note Facility. Under the terms of the Term Note Facility, the Company is subject to certain covenants including, among others, maximum balance sheet leverage ratio, minimum debt service charge coverage ratio, minimum current asset ratios, and maximum capital expenditures.

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

Working Capital and Capital Expenditure Needs

The Company believes our existing cash, cash equivalents, expected cash to be provided by our operating activities, and funds available through our Revolver Facility will be sufficient to meet our currently planned working capital and capital expenditure needs over at least the next twelve months. We anticipate increasing capital expenditures by adding stores in 2014 and beyond. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the expansion of our retail stores, the acquisition of new capabilities or technologies and the continuing market acceptance of our products. To the extent that existing cash, cash equivalents, cash from operations and cash from our Revolver Facility under the conditions and covenants of our credit facilities are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, businesses, services or technologies which we anticipate would require us to seek additional equity or debt financing, we may enter into these types of arrangements in the future.  There is no assurance that additional funds would be available on terms favorable to us or at all.  Funds from our Revolver Facility may not be available if we fail to meet the financial covenants contained in the loan agreements with our lender.  At September 30, 2014, the Company was in compliance with all of its covenants under the Credit Facility.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

At September 30, 2014, there had not been a material change in any of the market risk information disclosed by us in our 10-K.  More detailed information concerning market risk can be found in Item 7A under the sub-caption “Quantitative and Qualitative Disclosures about Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 35 of our 10-K.

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

Interest Rate Sensitivity

The Company had cash and cash equivalents totaling $292,000 at September 30, 2014. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We intend to maintain our portfolio of cash equivalents, including money market funds and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. As of September30, 2014, all of our investments were held in money market funds.

The Company’s exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay our outstanding debt instruments, primarily certain borrowings under our Revolver Facility and on the $1,600,000 of the Term Note Facility that bear interest at a floating rate. The advances under the Revolver Facility and the $1,600,000 of principal of the Term Note Facility bears a variable rate of interest determined as a function of the prime rate and the published LIBOR rate at the time of the borrowing.  If interest rates were to increase by two percent, the additional interest expense as of September 30, 2014 would be approximately $208,000 annually.  At September 30, 2014, $10,427,791 was outstanding under the revolving portion of the Revolver Facility and $3,016,440 was outstanding under the Capex Term Loan.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Our principal executive officer and principal financial officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level as of that date in our internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act.  Internal control over financial reporting is defined in Rules 13a-15(f) and15d-15(f) under the Exchange Act as a process defined by, or under the supervision of, a company’s principal executive and principal financial officers and effected by management and other personnel, under the oversight of the board of directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2014, in management’s judgment with similar cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Management reviewed the results of its assessment with our Audit Committee.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company competes in a highly competitive marketplace with a variety of retailers, dealers and distributors. The equestrian products market is highly fragmented with approximately 10,000 retail store locations nationwide. Many of these are small businesses that have a loyal customer base that compete very effectively in their local markets. We plan to apply our historic disciplines to confront the significant competition that we face in each of our local markets. We may, therefore, not be able to generate sufficient sales to support our new retail store locations. There are also a significant number of sporting goods stores, mass merchandisers and other better funded companies that could decide to enter into or expand their equestrian products offerings. Liquidating inventory sales by our former competitors may cause us temporarily to lose business and perhaps even to lose customers.  In addition, if our well-funded continuing competitors reduce their prices and continue free shipping practices, we may have to reduce our prices in order to compete. We may be forced to increase our advertising or mail a greater number of catalogs in order to generate the same or even lower level of sales. Any one of these competitive factors could adversely affect our revenues and profitability. It is possible that increased competition or improved performance by our competitors may reduce our market share, may reduce our profit margin, and may adversely affect our business and financial performance in other ways.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not issue or sell any equity securities in the nine months ended September 30, 2014; other than as the result of the exercise in March 2014 of options to purchase 12,840 common shares, resulting in proceeds of $24,910, which the Company applied in full for general working capital purposes.

Item 3.  Defaults Upon Senior Securities.

There were no defaults on the Company’s senior securities in the three months ended September 30, 2014.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

On August 28th, 2014, the Company opened its twenty-third Dover-branded store in Houston, TX.

On October 13, 2014, 38,665 options to purchase common shares were exercised, resulting in proceeds of $75,010.

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

DOVER SADDLERY, INC.

Dated: November 12, 2014	By:	/s/ David R. Pearce
David R. Pearce, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Description

*31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

*31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

‡32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.
‡	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement