Form 10-K/A
period 2014-12-31
DOVER SADDLERY INC
filed 2015-04-29
CIK 1071625

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amended Annual Report on Form 10-K/A (the “Amended 10-K”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2015 (the “Original Form 10-K”), to include in this 10-K/A the information for Items 10-14 of Part III, in order to assure that it will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2014.

Description of Restatement

Except for the inclusion of such information and the removal of the note on the cover page indicating that such information is being incorporated by reference to the proxy statement for our 2015 annual meeting of stockholders, there have been no changes in any of the financials or other information contained in the report.  For convenience, our entire Annual Report on Form 10-K, as amended, is being re-filed.

As required by rule 12b-15, in connection with this Form 10-K/A, the Company’s Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications that have been abbreviated as permitted under the interpretations of the Staff of the Division of Corporation Finance of the SEC.  Because no changes have been made to the financial statements that are contained in this Amendment, the certifications specified by Rule 13a-14(b) under the Exchange Act have not been included.

This Amendment does not reflect subsequent events or circumstances that may have occurred after the filing date of the Original Form 10-K or modify or update in any way disclosures made in the Original Form 10-K or otherwise update disclosures.

DOVER SADDLERY, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

EX-31.1	Section 302 Certification of CEO
EX-31.2	Section 302 Certification of CFO

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

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2014	2013
Revenues, net	$101,823,011	$93,842,796
Cost of revenues	62,320,264	57,127,073
Gross profit	39,502,747	36,715,723
Selling, general, and administrative	36,589,468	33,252,365
Income from operations	2,913,279	3,463,358
Interest expense, financing and other related costs, net	655,502	575,697
Other investment (income) loss, net	(13,882)	12,822
Income before income tax provision	2,271,659	2,874,839
Provision for income taxes	1,040,826	1,284,014
Net income	$1,230,833	$1,590,825

Net income per share
Basic	$0.23	$0.30
Diluted	$0.21	$0.29
Number of shares used in per share calculation
Basic	5,370,117	5,342,692
Diluted	5,739,900	5,547,604

DOVER SADDLERY, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
	2014	2013

Net income	$1,230,833	$1,590,825
Other comprehensive income:
Change in fair value of interest rate swap contract, net of tax	34,206	66,511
Total comprehensive income	$1,265,039	$1,657,336

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock			Treasury Stock		Accumulated
	Number of	Par	Additional Paid	Number of	Redemption	Other Comprehensive	Accumulated
	Shares	Value	in Capital	Shares	Value	Loss	Deficit	Total
Balance at December 31, 2012	5,337,478	$536	$45,973,238	795,865	$(6,081,986)	$(188,980)	$(25,405,439)	$14,297,369

Stock based compensation			310,136					310,136
Issuance of common stock upon exercise of stock options	13,920	2	20,148					20,150
Change of fair value of interest rate swap contract, net of tax						66,511		66,511
Net income							1,590,825	1,590,825
Balance at December 31, 2013	5,351,398	$538	$46,303,522	795,865	$(6,081,986)	$(122,469)	$(23,814,614)	$16,284,991

Stock based compensation			439,629					439,629
Issuance of common stock upon exercise of stock options	58,094	4	112,699					112,703
Change of fair value of interest rate swap contract, net of tax						34,206		34,206
Net income							1,230,833	1,230,833
Balance at December 31, 2014	5,409,492	$542	$46,855,850	795,865	$(6,081,986)	$(88,263)	$(22,583,781)	$18,102,362

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

	Year Ended December 31
	2014	2013
Current:
Federal	$1,063,890	$1,252,421
State	368,300	444,493
Total current	1,432,190	1,696,914

Deferred:
Federal	(308,349)	(302,700)
State	(83,015)	(110,200)
Total deferred	(391,364)	(412,900)
Total provision for income tax	$1,040,826	$1,284,014

Deferred income taxes relate to the following temporary differences as of:

	Year Ended December 31
	2014	2013
Current deferred tax asset :
Prepaid expenses currently deductible	$(404,500)	$(216,800)
Reserves not currently deductible	752,000	571,600

Net current deferred tax asset	347,500	354,800

Non-current deferred tax asset

Depreciation and amortization	1,551,700	1,243,300
Deferred tax asset – interest rate swap contract	39,700	66,800
Other	180,100	185,000
Total non-current deferred tax asset	1,771,500	1,495,100
Net non-current deferred tax asset	$2,119,000	$1,849,900

The effective income tax rate varies from the amount computed using the statutory U.S. income tax rate as follows:

	Year Ended December 31
	2014	2013
Federal statutory rate	34.0%	34.0%
Increase in taxes resulting from state income taxes, net of federal income tax benefit	8.3	7.7
Effect of nondeductible stock-based compensation	5.7	3.1
Adjustment of deferred income tax liability	(2.2)	(0.1)
Effective income tax rate	45.8%	44.7%

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

The following table summarizes stock option activity for the years ended December 31, 2014 and 2013.

	2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	1,146,285	$3.69	938,405	$3.83
Granted	—	—	327,700	4.36
Forfeited/Expired	—	—	(105,900)	7.60
Exercised	(58,094)	1.94	(13,920)	1.45

Ending balance	1,088,191	$3.78	1,146,285	$3.69

Exercisable	638,695	$3.65	530,555	$3.44

	Options Outstanding
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life	Options Exercisable
$1.24 – $1.36	96,214	3.89	96,214
$1.94 – $2.14	10,500	4.88	10,500
$3.10 – $3.59	461,526	6.57	289,915
$3.65 – $3.95	191,450	7.60	47,725
$4.50 – $5.39	283,045	6.15	148,885
$7.50 – $8.78	34,975	1.84	34,975
$10.00	10,481	0.88	10,481
Total options	1,088,191		638,695

The following table sets forth the intrinsic value at December 31, 2014 and 2013, for outstanding and exercisable options:

	December 31, 2014		December 31, 2013
	Number of Options	Aggregate Intrinsic Value(1)	Number of Options	Aggregate Intrinsic Value(1)
Outstanding	1,088,191	$1,159,304	1,146,285	$(448,381)
Exercisable	638,695	$766,485	530,555	$(73,159)
Vested or expected to vest	1,088,191	$1,159,304	1,146,285	$(448,381)

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

The following table illustrates the assumptions used in the Binomial-Lattice calculation used to value to the option awards granted during the year ended December 31, 2013:

	2013 Grants
	August	November
Weighted-average risk-free interest rate	2.25%	1.39% and 2.21%
Volatility	91.78%	88.49%
Expected dividend yield	0.0%	0.0%
Weighted-average fair value of options granted	$3.01	$3.30 and $3.86

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

Part III

Item 10 Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information concerning each director and nominee for election as a director and each executive officer of the Company:

Name	Age	Position
Stephen L. Day(6)	69	Chief Executive Officer, President, Treasurer, Chairman
Jonathan A.R. Grylls(5)	50	Vice President, Chief Strategy Officer, Secretary, Director
William G. Schmidt	65	Vice President, Chief Operating Officer
James H. Cullen	51	Executive Vice President
David R. Pearce	56	Chief Financial Officer
David J. Powers(2)(5)	65	Director
James F. Powers(1)(3)(6)	65	Director
Gregory F. Mulligan(1)(2)(4)*	61	Director
John W. Mitchell(2)(3)(5)	66	Director
Kevin K. Albert(1)(3)(4)*	62	Director

*                                         Nominee for re-election as a Class I Director

(1)                                 Member of the audit committee.

(2)                                 Member of the compensation committee.

(3)                                 Member of the nominating and corporate governance committee.

(4)                                 Class I Director with term expiring at the 2015 Annual Meeting.

(5)                                 Class II Director with term expiring at the 2016 Annual Meeting.

(6)                                 Class III Director with term expiring at the 2017 Annual Meeting.

2015 Director Nominees

Gregory F. Mulligan has served as a member of our Board of Directors since 2004. Since 2006, Mr. Mulligan has served as a General Partner of BCA Mezzanine Fund, L.P., a mezzanine investing company. He is also a Partner of Bay Capital Advisors, LLC, an investment banking company. From 1996 to 2002, Mr. Mulligan worked as Managing Director at Citizens Capital, Inc., a mezzanine and equity investing company.

Mr. Gregory F. Mulligan has a strong background in investment banking and finance, having served in executive roles for public and private firms in those industries since 1996.  In his capacity as a General Partner of BCA Mezzanine Fund LP, a holder of the Company’s subordinated debt, that was repaid in March 2011, and related warrants, Mr. Mulligan also provides to the Board the perspectives of the Company’s debt holders and investors generally, and regularly provides guidance to the Board on capital markets and capital structure.  He serves on the Board’s Audit and Compensation Committees.

Kevin K. Albert has served as a member of our Board of Directors since 2010. Mr. Albert currently serves as Managing Director of Pantheon (US) LLC, a private equity fund-of-funds manager, which is registered as an investment advisor with the Securities and Exchange Commission. Prior to joining Pantheon in 2010, Mr. Albert had served as a Managing Director of Elevation Partners, a private equity firm, since 2005, and previously had been employed at Merrill Lynch & Co. Inc., since 1981 most recently serving as Managing Director, Head of Global Private Equity Placements, since 1993. Kevin has a BA and an MBA from the University of California, Los Angeles.

Mr. Kevin K. Albert has over 25 years of experience providing capital markets advice to CEOs of private equity firms and company’s seeking to raise private equity capital; and 20 years of experience serving on multiple investment company boards. He has particular expertise in (a) private equity capital, and (b) advising executive management on corporate growth strategies. In addition to his valuable contributions as Chair of the Audit Committee, he provides important operational and financial insights and capabilities.  He Chairs the Board’s Audit Committee and serves on the Board’s Nominating and Corporate Governance Committee.

Other Directors and Executive Officers

Stephen L. Day has been the President, Chief Executive Officer, Treasurer and Chairman of the Board of Directors of Dover Saddlery, Inc. since 1998. In addition, Mr. Day has various positions in the Company’s subsidiaries. Mr. Day previously was the controlling member of EquiSearch.com LLC, a leading Internet equine content site. Prior to his acquisition of EquiSearch, he was the Chief Executive Officer of State Line Tack, Inc. from 1991 until the acquisition of State Line by PetSmart, Inc. He holds an MBA from Harvard University and a BS in Industrial Management from Purdue University. As an avid equestrian, he has founded two riding schools and trained many young horses to become successful show horses.

Class III Director Stephen L. Day, the Committee considered that has expertise in the equestrian business since 1991 when he purchased State Line, Tack, Inc. and his subsequent purchase of Dover Saddlery, Inc. in 1998; and has first hand familiarity with equestrian sports and in-depth knowledge of all aspects related to managing a multi-channel, equestrian retailer including database marketing, ecommerce, merchandising, accounting, order fulfillment, customer service and investor relations.  He has also made valuable contributions to the Company’s Board and to the Company as its President and CEO since 1998. In these capacities, Mr. Day has led successfully the Company’s rapid retail expansion and the Company through the worst economic recession in many decades. Throughout his executive leadership, he has diligently and successfully balanced the interests of customers, investors and employees through several complete economic cycles, producing superior customer value and long-term corporate growth in three different companies, consistently demonstrating integrity, honesty, and other appropriate skills and attributes, ranging from determined entrepreneurialism; tough-minded firmness; and a fair open-minded leadership style.

Jonathan A.R. Grylls has been our Chief Strategy Officer since June 2010 and a member of our Board of Directors since 1998. Mr. Grylls was our Chief Operating Officer from 1998 to June 2010 at which time he resigned as Chief Operating Officer and was appointed to the position of Chief Strategy Officer. Mr. Grylls currently serves as Vice President and Secretary. Prior to joining Dover, Mr. Grylls was Chief Operating Officer of Equestrian Products Corporation, a distributor of equestrian products, and held various other positions in MIS, sales, credit and operations at Eisers, the predecessor to Equestrian Products Corp. He previously was Vice President of Merchandising at State Line Tack, Inc. from 1992 until 1996. Mr. Grylls graduated from the University of Manchester’s Institute of Science and Technology with a BS with Joint Honors in Mathematics and Management Sciences.

Class II Director Mr. Jonathan A.R. Grylls has expertise in the database marketing discipline, extensive experience as a current senior executive officer in all aspects of the Company’s business and strategies, an in-depth background in sourcing and selling equestrian products and 15 years of service as a member of the Company’s Board of Directors.

David R. Pearce has been our Chief Financial Officer since August 2010. Prior to joining Dover as CFO, Mr. Pearce served as a member of our Board of Directors and Chairman of the Audit Committee from May 2009 to August 2010, at which point he resigned to assume the CFO position at the Company. From February 2003 to June 2009, Mr. Pearce served as a trustee and chairman of the Audit Committee for Kensington Funds, a mutual fund complex investing in real estate securities. In 2008, he was appointed chairman of the board of trustees of Kensington Funds. Mr. Pearce is the former president, CEO and CFO of Geerlings & Wade, Inc., America’s leading direct marketer of fine wine and wine accessories, Mr. Pearce served as an investment banker with the Bank of Ireland and State Street Bank. He also served as COO and CFO of Weston Nurseries, Inc. from 2004 through 2007 and for Superior Cake Products in 2009 and as CFO of Tweeter Opco, LLC during 2008 and of State Line Tack, Inc. prior to its sale to PetSmart, Inc., where he also served on its board of directors. From October 2009 through July 2010, Mr. Pearce consulted for Riemer & Braunstein, a Boston law firm. Over the past six years, Mr. Pearce has provided executive management and financial turnaround services for various companies, including the following: (i) from January to November 2008, he was hired as Chief Financial Officer of Tweeter Opco, LLC in an effort to restructure Tweeter whose assets had been purchased out of bankruptcy in 2007. Tweeter Opco subsequently filed a petition under Chapter 11 of the federal bankruptcy laws in November 2008; (ii) Mr. Pearce was a director and corporate secretary of Tatleaux Antiques Holdings, Inc., when in March 2008 it filed petitions under Chapters 11 and then 7 of the federal bankruptcy laws; and (iii) from April 2004 to December 2007, Mr. Pearce was the CFO of Weston Nurseries, Inc., and elected

COO in December 2005. Weston Nurseries filed a petition under Chapter 11 of the federal bankruptcy laws in 2004 and emerged from Chapter 11 in July 2007, while Mr. Pearce was its CFO. Mr. Pearce holds a MBA from the Haas School of Business, University of California at Berkeley and a BA from Brown University.

James H. Cullen has been our Executive Vice President since August 2013. Prior to joining Dover as Executive Vice President, Mr. Cullen has been providing executive management and investment banking services to public and private companies for the past 25 years in various capacities including serving in the roles of CEO, COO and CRO. From 2003-2013, in his capacity as a consultant, Mr. Cullen served in numerous executive management, strategic advisory and corporate finance roles, including full operating and financial accountabilities of a chief restructuring adviser for Bakers Footwear, Inc. (BKRSQ)—a mall-based retailer of shoes for young women—from approximately July 2012 to January 2013; and for Reeds Jewelers, Inc., a full-service multi-channel jewelry retailer, with retail stores in 18 states, a national direct mail catalog, and a leading e-commerce website, REEDS.com—from March 2008 to January 2009. He also provided operational management, restructuring and advisory services to other retail companies including Bachrach Clothing Stores, Overland Trading Shoe Stores, Gumps, Derco Jewelers and GM Pollock Jewelers, Genmar Holdings and K’s Merchandise. Mr. Cullen also served as an advisor as well as a trustee, with the operating authority of chief executive officer, of Rotonics Manufacturing, Inc—one of the largest privately held rotational plastic molding companies in the United States and produces various plastic articles for a broad range of industries and applications. Mr. Cullen performed these services while employed by Alliance Management LLC, of Minneapolis, MN as a management consultant. In his role with Bakers Footwear, Mr. Cullen was retained to guide the restructuring and investment banking effort, during which Bakers: filed a petition under Chapter 11 of the federal bankruptcy laws; repaid the pre-petition senior debt in full; sold the business and repaid the lender providing debtor- in-possession financing; and following conversion of the case to a Chapter 7 bankruptcy proceeding, the business was reconfigured around a smaller number of stores. Prior to his employment with Alliance Management, LLC Mr. Cullen served as Chief Financial Officer of Gentra Systems, Inc. a Minneapolis based Biotechnology Company from 2000 to 2002. From 1998 to 2000, he served as chief operating officer and chief financial officer of Orthopedic Innovations with operations in Minneapolis, MN and Manila, Philippines. From 1996 to 1998, Mr. Cullen worked in Corporate Finance for the Minneapolis based investment banking firm of Miller Johnson and Kuehn as well as served in operating roles for a number of their portfolio companies. From 1988 to 1996, Mr. Cullen worked as an investment analyst and portfolio manager for the Minneapolis Employees Retirement Fund, a $2 billion pension fund in Minneapolis, MN. Mr. Cullen graduated from Trinity College in Dublin, Ireland in 1986 with Bachelor of Business Studies (Hons). He is an avid equestrian and competes in three day eventing, show jumping and has served as a master of foxhounds for the Long Lake Hounds in Minnesota.

William G. Schmidt has been our Chief Operating Officer since June 2010 and, prior to that, was Vice President of Operations since 2001. Since 2006, Mr. Schmidt has also served as President and Director of Dover Saddlery, Inc. (a Massachusetts corporation) d/b/a Nashoba Valley Fulfillment, a wholly-owned subsidiary of the Company. Prior to joining Dover, Mr. Schmidt held senior positions with catalog companies Duncraft, Bay Country Wood Crafts and Garden Way, and established the direct marketing division of Eastern Mountain Sports. Mr. Schmidt previously worked at State Line Tack, Inc. from 1991 to 1997 in various positions including Chief Financial Officer, Chief Operations Officer, Vice President and General Manager. He has served as President of the New England Mail Order Association and on the Board of Advisors for the National Catalog Conference and the National Catalog Operations Forum. He holds a BS in Accounting from Bentley College.

James F. Powers was a founder and President of Dover from 1975 until 1998. Mr. Powers has served as a member of our Board of Directors since 1998. He is a former member of both the United States Equestrian Team and the 1972 U.S.   Mr. Powers is a current member of the USET Foundation Gold Medal Club and an active rider. He attended Babson College. James F. Powers is the brother of David Powers. Olympic Team.

Class III Director James F. Powers has first-hand familiarity with equestrian sports and activities; the experience and expertise acquired as a founder and former senior executive officer leading the growth and expansion of the Company during its first 24 years; has in-depth knowledge of the accounting, database marketing and specialty catalog businesses; and has made valuable contributions to the Company’s Board since 1999. In his capacity as Chair of the Compensation Committee through March 31, 2013, Chair of the Nominating and Corporate Governance Committee since March 31, 2013and as a continuing member of the Audit Committee since 2005, Mr. James F. Powers has led the compensation policy making of the Company and nominating and governance oversight of the Company and helped guide the Company in performing its Audit Committee duties. In such capacity, Mr. James F. Powers has demonstrated strong independence from and determined vigilance in dealing with management; for example, in negotiating Mr. Day’s employment contract; overseeing executive compensation; and administering the Company’s stock option plans.

John W. Mitchell has served as member of our Board of Directors since November 2006. Mr. Mitchell currently serves as Vice President and General Counsel of Aavid Corporation (Aavid), a leading thermal engineering company headquartered in Concord, New Hampshire. For the past 19 years, Mr. Mitchell has co-led the corporate development function at Aavid and a group of public and private Aavid affiliates, with a particular focus in corporate governance, corporate finance, investor relations, mergers and acquisitions, commercial, compliance and legal. Previously, Mr. Mitchell practiced business law as a senior partner with Sulloway & Hollis, of Concord, New Hampshire.

Class II Director John W. Mitchell has extensive experience as an executive officer of and governance expertise with public companies; his capabilities as a business counselor and legal advisor; and his contributions to the Company’s Board since November 2006. He currently Chairs the Compensation Committee.

David J. Powers has served as a member of our Board of Directors since 1998. Mr. Powers co-founded Dover in 1975 and held various positions there until 1998, including Vice President of Operations. He assumed responsibility for the development of Dover’s catalog business in 1982. Mr. Powers is a former member of the United States Equestrian Team. He currently serves as Managing Partner of Mantan LLC, a real estate holding company. He holds a BA from the University of Pennsylvania. David Powers is the brother of James F. Powers.

Class II Director David J. Powers has first-hand familiarity with equestrian sports and activities; the experience and expertise acquired as a founder and former senior executive officer leading the growth and expansion of the Company during its first 24 years; has in-depth knowledge of the database marketing and specialty catalog businesses; and his contributions to the Company’s Board over the past 15 years. In his capacity as Chair of the Nominating and Corporate Governance Committee from 2005 until March 31, 2013, Mr. David J. Powers led the search, recruitment and appointment of four different Independent Directors (Messrs. Meagher, Mitchell, Pearce and Albert). He currently serves as a member of the Compensation Committee.

Additional Information Regarding Our Directors

Since 2005, each of Mr. Day and Mr. Grylls has been employed by the Company pursuant to an executive employment agreement. Mr. Schmidt has been employed by the Company pursuant to an executive employment agreement since September 2010. Mr. Cullen has been employed by the Company pursuant to an executive employment agreement since August 2013. Mr. Pearce has been employed by the Company pursuant to an executive employment contract since January 2014. Except as noted in the preceding sentence, none of the directors or executive officers has any understanding or arrangement with the Company pursuant to which any of them was selected or served as a director or executive officer of the Company.

Class II Director David J. Powers is the brother of Class III Director James F. Powers; and each is a brother-in-law of Michele Powers, who provides strategic marketing consulting services to the Company, beneficially owns 300,945 shares (or approximately 5.6%) of the Company’s Common Stock, and is a former merchandising employee of the Company. Except as noted in the preceding sentence, none of Dover’s Directors or executive officers has any family relationship with any employee of the Company or with each other.

The Company’s executive officers are elected by the Company’s directors and hold office until the first board meeting after the next annual meeting of stockholders or special meeting in lieu thereof, and thereafter until their successors are chosen and qualified, unless a shorter term is specified in the vote appointing them, or until they sooner die, resign, are removed or become disqualified.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon review of Forms 3 and 4 and amendments thereto furnished to the Company during fiscal 2013 and 2014, and Forms 5 and amendments thereto furnished to the Company with respect to fiscal 2013, or written representations that Form 5 was not required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater-than-10% stockholders were fulfilled in a timely manner.

CORPORATE GOVERNANCE PRINCIPLES AND BOARD MATTERS

Code of Ethics and Committee Charters

The Company has adopted a Code of Business Conduct and Ethics, as required by The NASDAQ Stock Market LLC (“NASDAQ”), which applies to each of the Company’s employees, executive officers and Directors, including its principal executive officer, principal financial officer and principal accounting officer/controller. The Code of Business Conduct and Ethics is available on the Company’s website at: http://investor.shareholder.com/dovr/documents.cfm; and stockholders may procure from the Company, without charge, a copy of the Code of Business Conduct and Ethics by mailing a request to: Secretary, Dover Saddlery, Inc., P.O. Box 1100, Littleton, Massachusetts 01460.

The Company intends to satisfy any Securities and Exchange Commission (“SEC”) disclosure requirements relating to amendments to and/or waivers of the Code of Business Conduct and Ethics by posting such information on the Company’s website identified above and/or by filing or furnishing copies thereof as exhibits to its periodic filings with the SEC.

STOCKHOLDER PROPOSALS; DIRECTOR NOMINATIONS

There have been no material changes to the procedures by which stockholders may recommend proposals or nominees to the Company’s board of directors since the Company last provided disclosure in its 2014 Annual Report to Stockholders of its procedures for making such proposals or recommending nominees for Class I Directors.

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act (15 U.S.C. 78c(a)(58)(A)). During fiscal 2014, Directors Kevin Albert (Chair), Gregory Mulligan, and James Powers served on the Audit Committee, and the Board has re-appointed them to continue to serve on the Audit Committee in 2015.

Periodically the Nominating and Corporate Governance Committee of the Board reviews the relationships that each director has with the Company and with other parties, and reports on that review to the full Board. Only those directors who do not have any of the categorical relationships that preclude them from being independent within the meaning of applicable NASDAQ rules and who the Board, upon the recommendation of the Nominating and Corporate Governance Committee, affirmatively determines have no relationships that would interfere with the exercise of independence in carrying out the responsibilities of a director, are considered to be independent directors. The Board has reviewed a number of factors to evaluate the independence of each of its members. These factors include its members’ current and historic relationships with the Company and its competitors, suppliers and customers; their relationships with management and other directors; the relationships their current and former employers have with the Company; and the relationships between the Company and other companies of which the Company’s Board members are directors or executive officers (a Board member determined to be independent under such rules and based on such factors is referred to as being “Independent”). After evaluating these factors, the Board has determined that five members of the Board who are not employees of the Company or any parent or subsidiary of the Company (David Powers, James Powers and Messrs. Mulligan, Mitchell and Albert, each a “Non-Employee Director”, and as a group, the “Independent Directors”), comprising seventy-one percent (71%) of the whole Board, are Independent.

Under applicable NASDAQ rules, the Board is required to make certain findings about the independence, experience and qualifications of the members of the Audit Committee of the Board. In addition to assessing the independence of the members under the NASDAQ rules, the Board also considers the requirements of Section 10A(m)(3), and Rule 10A-3 and Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934 (such review process conducted by the Board herein the “Qualifications, Experience and Independence Review” or simply, “Independence Review”).

As a result of its Independence Review in 2014, the Board determined that, with respect to the composition of the Audit Committee of the Board, Messrs. Kevin K. Albert, Gregory F. Mulligan and James F. Powers, in their capacity as members of the Audit Committee of the Board, were Independent. In addition, the Board determined that Mr. Albert was an “Audit Committee Financial Expert” within the meaning of under Items 401(h)and 407(d)(5) of Regulation S-K and other applicable SEC rules, and that Messrs. Kevin K. Albert, James F. Powers and Gregory F. Mulligan each had the financial sophistication and other attributes required under the applicable NASDAQ rules.

In March 2015, the Board conducted its annual Qualifications, Experience and Independence Review, in connection with its Audit Committee appointments for Board Year 2016. Consistent with the recommendation of its Nominating and Corporate Governance Committee, the Board reviewed the qualifications, experience and independence of that committee’s nominees to serve on the Audit Committee: Messrs. Kevin K. Albert (Chair), Gregory F. Mulligan, and James F. Powers. The Board has determined that each of these Directors, in his capacity as a member of the Audit Committee of the Board, is Independent. In addition, the Board has determined that Mr. Albert is an “Audit Committee Financial Expert” within the meaning of under Items 401(h) and 407(d)(5) of Regulation S-K and other applicable SEC rules, and that each of Messrs. Kevin K. Albert, Gregory F. Mulligan and James F. Powers has the financial sophistication and other attributes required under the applicable NASDAQ rules.

Item 11.  Executive Compensation

Compensation Committee Interlocks and Insider Participation

In 2014, the Board determined that Mr. John W. Mitchell (Chairman), Mr. David J. Powers, and Mr. Gregory F. Mulligan, in their capacity as members of the Compensation Committee of the Board, were Independent. In March 2015, the Board conducted its annual Qualifications, Experience and Independence Review, and determined that the following Directors are Independent (as required by NASDAQ’s new enhanced independence requirements), as proposed by the Nominating Committee to serve on the Compensation Committee for Board Year 2016: Messrs. John W. Mitchell (Chairman), David J. Powers, and Gregory F. Mulligan.

INFORMATION ABOUT COMPENSATION COMMITTEE

General

The Compensation Committee is comprised of Independent Directors; and pursuant to its Charter, is charged with the overall responsibility of the Board relating to executive and director compensation. A copy of the Compensation Committee Charter is available to security holders at the Company’s website at http://investor.shareholder.com/dovr/documents.cfm.

Pursuant to (and subject to the more detailed provisions of) its Charter, the Compensation Committee’s authority and responsibilities include the following:

•                  Assist the Board in developing and evaluating potential candidates for executive positions, including the chief executive officer, and to oversee the development of executive succession plans;

•                  Review and approve on an annual basis the corporate goals and objectives with respect to compensation for the chief executive officer, and based upon these evaluations shall set the chief executive officer’s annual compensation, including salary, bonus, incentive and equity compensation;

•                  Review and approve on an annual basis the evaluation process and compensation structure and amounts for the Company’s named executive officers and other officers;

•                  Review, operate and administer the Company’s incentive compensation and other stock-based plans and recommend changes in such plans to the Board as needed;

•                  Review executive officer compensation for compliance with applicable laws and regulations; and

•                  Review and approve employment agreements, severance arrangements and change in control agreements and provisions when, and if, appropriate, as well as any special supplemental benefits.

The Committee is not authorized to delegate these responsibilities to management or to any Director who is not Independent.  The Committee may recommend either that the full Board of Directors, or that all of the Independent Directors acting as a group, in respect of one or more responsibilities or matters, act on behalf of the Committee, and/or approve, ratify, or confirm the action or recommendation of the Committee.

Compensation Committee Report

The Compensation Committee reviewed and discussed the compensation discussion and analysis set forth below with management of the Company.

Based on such discussions, and following deliberation, compensation committee recommended to the Company’s board of directors that the compensation discussion and analysis be included in the Company’s 2015 Annual Report to the Stockholders.

John Mitchell, Chair

David Powers

Greg Mulligan

April 20, 2015

COMPENSATION DISCUSSION AND ANALYSIS

Summary of Material Compensation Principles, Policies and Elements

Base Salary, Bonus and Stock Option Program

The philosophies and objective of the Company’s compensation plan, as designed by the Chief Executive Officer and approved by the Compensation Committee, for our principal executive officer (the “PEO” or “CEO”) and our other four most highly compensated executive officers who served in such capacities during the fiscal year ended December 31, 2014 (the “Named Executive Officers” or “NEOs”) is the same as for all of our senior management: that is, competitive market-determined base salaries, combined with a performance bonus opportunity to earn in the upper quartile of total compensation as a reward for superior financial performance.

The Company applies these principles both to its employment agreements with Messrs. Day (CEO), Schmidt (COO), Grylls (CSO), Cullen (EVP) and Pearce (CFO). Copies of Messrs. Day’s and Grylls’ employment agreements may be found, respectively, as Exhibits 10.29 and 10.30 to the Company’s Registration Statement on Form S-1, as filed on August 26, 2005 with the Securities and Exchange Commission (“SEC”), as amended by Exhibits 10.34 and 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed on March 30, 2006 with the SEC. A copy of Mr. Schmidt’s employment agreement may be found as Exhibit 10.70(A) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed on March 31, 2015 with the SEC. A copy of Mr. Cullen’s employment agreement may be found in Form 8-K filed on August 15, 2013 with the SEC. A copy of Mr. Pearce’s employment agreement may be found in Form 8-K filed on January 28, 2014 with the SEC.

Mr. Day and Mr. Grylls’ fixed base salaries were set in 2005 and had not been increased since that review date until 2011. In 2011, the Compensation Committee agreed to reinstate the provisions of Messrs. Day and Grylls employment contracts that provide for annual increases of their base salaries on January 1, 2011 at the same rate as the increase in the Consumer Price Index for All Urban Consumers (the “CPI-U”.) Messrs. Day, Grylls and Schmidt’s base salaries were increased 1.5% retroactive to January 1, 2011. On January 1 of 2012, Messrs. Day, Grylls and Schmidt’s were increased by CPI-U 2011 increase of 3.0% in conformance with the employment contracts. On January 1, 2013, Messrs. Day, Grylls and Schmidt’s were increased by CPI-U 2012 increase of 1.7% in conformance with the employment contracts. On January 1, 2014, Messrs. Day, Grylls, Schmidt, Cullen and Pearce each received an increase of 1.5% in conformance with their employment contracts. On January 1, 2015, Messrs. Day, Grylls, Schmidt, Cullen and Pearce each received an increase of 0.8% in conformance with their employment contracts. The Compensation Committee has historically used independent compensation surveys conducted for the Company and public surveys to establish the salary and other compensation and benefit levels. These salary studies included Mercer Multi- Outlet Retailer Compensation Survey for retail companies with less than $500 million in revenue, an independent compensation study by The Bostonian Group in conjunction with Wickford Consulting, an independent report by Salary.com, a Business Week survey for CEOs of Boston retailers with $10 million in sales and the Hewitt Associates Catalog Industry Survey (herein, the “Sector Compensation Studies”). During fiscal 2009, effective April 1, the NEOs voluntarily offered to take, and the Compensation Committee approved, an interim 5% pay cut in their base salaries for the ensuing twelve months, as part of management’s stringent Company-wide cost-savings plan. (This interim voluntary salary reduction terminated on March 31, 2010; the Compensation Committee approved the reinstatement of the NEOs’ prior full base salaries as of April 1, 2010.) Mr. Schmidt’s annual base salary was set in September 2010 at $220,000, based on such Sector

Compensation Studies and his new responsibilities as COO. Mr. Schmidt was paid retroactive base salary of $32,662 in 2010 that he deferred during the Company’s pay freeze in 2009 and 2010.

The Company’s incentive bonus program is based on the Company’s performance against certain targets for its Adjusted Earnings before Interest, Taxes, Depreciation and Amortization, or Adjusted EBITDA calculated before any bonus expense (the “Bonus Target”). Adjusted EBITDA limitations are set forth on page 29 under “Results of Operations”, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 31, 2015.

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

The following table reconciles net income to Adjusted EBITDA before bonus expense which is the performance level achieved in comparison to the Bonus Target (in thousands):

	Year Ended December 31, 2014	Year Ended December 31, 2013
Net income	$1,231	$1,591
Depreciation	1,473	1,162
Amortization of intangible assets	64	69
Stock-based compensation	440	310
Interest expense, financing and other related costs, net	656	576
Other investment loss, net	(14)	13
Provision for income taxes	1,041	1,284
Adjusted EBITDA	$4,890	$5,005
Bonus expense (for all employees)	722	977
Adjusted EBITDA before bonus	$5,611	$5,982

In fiscal 2014, the Company achieved an Adjusted EBITDA (before bonus) of $5,611,000, which is 84.5% of its Board-approved Bonus Target of $5,666,630. Mr. Day and Mr. Grylls are paid 10% of their base salaries upon achievement of 75% of the Bonus Target, another 0.8% of their base salaries for achieving each additional 1.0% of the Bonus Target between 76% and 100% of the Bonus Target and another 1.0% of their base salaries for achieving each additional 1.0% of the Bonus Target between 101% and 110% of the Bonus Target. Mr. Day and Mr. Grylls can earn up to 40% of their base salaries upon achieving 110% of the Bonus Target. Mr. Schmidt is paid 10.0% of his base salary upon achievement of 75% of the Bonus Target, another 0.8% of his base salary for achieving each additional 1.0% of the Bonus Target between 76% and 87.5% of the Bonus Target, another 0.4% of his base salary for achieving each additional 1.0% of the Bonus Target between 87.6% and 100.0% of the Bonus Target and another 0.5% of his base salary for achieving each additional 0.5% of the Bonus Target between 101% and 110% of the Bonus Target. Mr. Schmidt can earn up to 30% of his base salary upon achieving 110% of the Bonus Target. In the case of Mr. Schmidt, he can earn a Warehouse Operating bonus of 5% of his base salary upon achievement of 100% of the performance objective, as recommended by the CEO, for operating efficiently the warehouse and another 1.0% of his base salary for achieving each additional 1.0% of the performance objective between 101% and 110% of the performance objective. Mr. Schmidt can earn up to 10% of his base salary upon achieving 110% of the performance objective. Mr. Cullen is paid 1% of his base salary upon achievement of 75% of the Bonus Target, another 1.4% of his base salary for achieving each additional 1.0% of the Bonus Target between 76% and 110% of the Bonus. Mr. Cullen can earn up to 50% of his base salary upon achieving 110% of the Bonus Target. Mr. Pearce is paid 11.67% of his base salary upon achievement of 75% of the Bonus Target, another 9.33% of his base salary for achieving each additional 1.0% of the Bonus Target between 76% and 100% of the Bonus. Mr. Pearce can earn up to 35% of his base salary upon achieving 100% of the Bonus Target.

Because 84.5% of the Bonus Target was met in 2014, under the Company’s incentive bonus program set forth in their employment contracts, Mr. Day and Mr. Grylls were paid 17.6% of their base salaries, Mr. Cullen 14.0% of his base salary, Mr. Pearce 20.5% of his base salary, and Mr. Schmidt 23.6% of his base salary. Accordingly, the Compensation Committee approved the award of bonuses to the NEOs in the following respective amounts: Mr. Day, $66,000 (23.6% times $377,710); Mr. Grylls, $41,000 (17.6% times $234,180); Mr. Schmidt, $56,000 (the sum of $42,000 (17.6% times $237,491) plus a

Warehouse Operating bonus of $14,000 (6.0% times $237,491); Mr. Cullen, $39,000 (14% times $279,125) and Mr. Pearce, $44,000 (20.5% times $215,363). In the case of Messrs. Day, Grylls, Cullen and Pearce, their entire bonus was based on the Bonus Target. In the case of Mr. Schmidt, $42,000 of his bonus was based on the Bonus Target, and the balance of $14,000 was a Warehouse Operating bonus for his performance against agreed job metrics, as recommended by the CEO and approved by the Compensation Committee.

In fiscal 2013, the Company achieved an Adjusted EBITDA (before bonus) of $5,982,000, which is 122.5% of its Board-approved Bonus Target of $4,884,501. Mr. Day and Mr. Grylls are paid 10% of their base salaries upon achievement of 75% of the Bonus Target, another 0.8% of their base salaries for achieving each additional 1.0% of the Bonus Target between 76% and 100% of the Bonus Target and another 1.0% of their base salaries for achieving each additional 1.0% of the Bonus Target between 101% and 110% of the Bonus Target. Mr. Day and Mr. Grylls can earn up to 40% of their base salaries upon achieving 110% of the Bonus Target. Mr. Schmidt is paid 10.0% of his base salary upon achievement of 75% of the Bonus Target, another 0.8% of his base salary for achieving each additional 1.0% of the Bonus Target between 76% and 87.5% of the Bonus Target, another 0.4% of his base salary for achieving each additional 1.0% of the Bonus Target between 87.6% and 100.0% of the Bonus Target and another 0.5% of his base salary for achieving each additional 0.5% of the Bonus Target between 101% and 110% of the Bonus Target. Mr. Schmidt can earn up to 30% of his base salary upon achieving 110% of the Bonus Target. In the case of Mr. Schmidt, he can earn a Warehouse Operating bonus of 5% of his base salary upon achievement of 100% of the performance objective, as recommended by the CEO, for operating efficiently the warehouse and another 0.5% of his base salary for achieving each additional 1.0% of the performance objective between 101% and 110% of the performance objective. Mr. Schmidt can earn up to 10% of his base salary upon achieving 110% of the performance objective. Mr. Cullen is paid 1% of his base salary upon achievement of 75% of the Bonus Target, another 1.4% of his base salary for achieving each additional 1.0% of the Bonus Target between 76% and 110% of the Bonus. Mr. Cullen can earn up to 50% of his base salary upon achieving 110% of the Bonus Target. Mr. Pearce is paid 11.67% of his base salary upon achievement of 75% of the Bonus Target, another 0.93% of his base salary for achieving each additional 1.0% of the Bonus Target between 76% and 100% of the Bonus. Mr. Pearce can earn up to 35% of his base salary upon achieving 100% of the Bonus Target.

For 2013 since 122.5% of the Bonus Target was met, under the Company’s incentive bonus program set forth in their employment contracts, Mr. Day and Mr. Grylls were paid 40% of their base salaries, and Mr. Schmidt was paid 38% of his base salary. Accordingly, the Compensation Committee approved the award of bonuses to the NEOs in the following respective amounts: Mr. Day, $149,000 (40% times $372,128); Mr. Grylls, $92,000 (40% times $230,719); Mr. Schmidt, $89,000 (the sum of $70,000 (30% times $233,909) plus a Warehouse Operating bonus of $19,000 (8.0% times $233,909); Mr. Cullen, $40,100 (50% times $275,000 prorated for the 3 1/2 months he worked in 2013) and Mr. Pearce, $74,263 (35% times $212,180). In the case of Messrs. Day, Grylls, Cullen and Pearce, their entire bonus was based on the Bonus Target. In the case of Mr. Schmidt, $70,000 of his bonus was based on the Bonus Target, and the balance of $19,000 was a Warehouse Operating bonus for his performance against agreed job metrics, as recommended by the CEO and approved by the Compensation Committee.

Dover believes that in addition to the short term focus encouraged by the incentive bonus program, senior management should also have a longer term focus.  This is achieved by having all of the members of the senior management included in the Company’s Stock Option Program.

In 2014, the Compensation Committee did not award stock options as there were insufficient options available in the option pool to grant new awards.

On August 15, 2013, the Compensation Committee awarded 160,000 stock options to Mr. James Cullen as part of his employment agreement. The Committee based its option awards to Mr. Cullen relative to the awards to other NEO compensation and his anticipated contributions to the Company’s success. All of Mr. Cullen’s stock option awards are incentive stock options. The vesting is pursuant to the following: 1) 50,000 shares shall vest annually in arrears at the rate of 20% each year for five years; 2) 50,000 shares shall vest ratably over 5 years if the Company achieves its annual EBITDA target commencing in fiscal 2014; the ratable vesting to occur each year of the Executive’s employment that the Company achieves its annual EBITDA target; 3) 50,000 shares shall vest so long as both the Executive remains an employee of the Company and the Company achieves a valuation of $6.00 or more per share in an equity transaction occurring by August 14, 2015; and 4) 10,000 shares shall vest so long as both the Executive remains an employee of the Company and the Company achieves a valuation of $6.50 or more per share in an equity transaction occurring by August 14, 2015; with vesting of all unexpired options to accelerate in the event of closing of an equity transaction. The exercise price was set at the closing market price on the date of the award, and the options are scheduled to expire on August 14, 2023.

During the course of 2013, the Compensation Committee had a continuing dialogue with management in order to establish the range of total potential option grants to all Directors, Officers and key employees. On November 20, 2013, the Compensation Committee awarded 15,725 stock options each to Messrs. Day, Grylls, Schmidt and Pearce out of a total of 167,700 stock options awarded to all Company employees. The Committee based its option awards to NEOs, relative to the awards to other employees, on its continued year-to-year assessment of the relative contributions of respective senior management to the Company’s success. All of the November 2013 NEO stock option awards were incentive stock options and vest annually in arrears at the rate of 20% each year for five years. In the case of Mr. Day, the exercise price was set at 110% of the closing market price on the date of the award, and the options are scheduled to expire on November 19, 2018. In respect of Messrs. Grylls, Schmidt and Pearce and the other 2013 optionees, the exercise price was set at the closing market price on the date of the award, and the options are scheduled to expire on November 19, 2023.

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation of our Chief Executive Officer and our other four Named Executive Officers for each of the Company’s last two fiscal years. The Company did not, in respect of any of our NEOs in fiscal years 2013-2014, grant any restricted stock awards or stock appreciation rights, accrue deferred compensation charges, or make any long-term incentive plan payouts

Summary Compensation Table

for Fiscal Year End

December 31, 2014

Name and Principal Position	Year	Salary ($)(1)(2)	Bonus ($)(2)	Option Award ($)(3)(4)(6)	All Other Compensation(5)	Total ($)
Stephen L. Day(8)	2014	$377,710	$66,327	$0	$25,247	$469,285
Chief Executive Officer(7)	2013	$371,985	$148,851	$65,413	$25,027	$611,276
Jonathan A.R. Grylls(9)	2014	$234,180	$41,123	$0	$10,000	$285,303
Chief Strategy Officer(7)	2013	$230,630	$92,288	$74,223	$10,000	$407,479
William G. Schmidt	2014	$237,418	$55,954	$0	$15,000	$308,371
Chief Operating Officer	2013	$233,819	$88,885	$60,710	$13,746	$397,160
James H. Cullen	2014	$279,125	$38,967	$0	$0	$318,092
Executive Vice President	2013	$74,038	$40,100	$302,000	$32,000	$440,121
David R. Pearce(10)	2014	$215,363	$44,126	$0	$7,500	$266,989
Chief Financial Officer(10)	2013	$214,246	$74,263	$60,710	$544	$349,763

(1)                                 Amounts reported for each period include amounts deferred by the named individuals pursuant to the Company’s 401(k) Plan. Amounts shown do not include amounts expended by the Company pursuant to plans (including group disability, life and health) that do not discriminate in scope, terms or operation in favor of officers and directors and are generally available to all salaried employees.

(2)                                 Amounts reported for each period include amounts that have been earned with respect to that period but may have been paid in a subsequent period.

(3)                                 All options are for the purchase of shares of Company Common Stock.

(4)                                 The aggregate grant date fair value (“AGDFV”) computed in accordance with FASB ASC Topic 718 , of stock options awarded to each NEO, subject to the assumptions summarized in Stock Options Plans and Stock-Based Compensation in Footnote 7 “Stockholders Equity” on pages 50-51 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on March 31, 2015, but disregarding the estimates therein of forfeitures related to service-based vesting condition. These figures represent the AGDFV value of the 15,725 stock options awarded annually to Messrs. Day, Grylls, Schmidt and Pearce in 2013 in his respective capacity as executive officer.

(5)                                 Amounts represent premiums for individual insurance policies for life, disability, medical, dental, eye and/or long-term care coverage and signing bonus.

(6)                                 The service-based vesting conditions for options awarded to each NEO prior to 2006 were satisfied, so no forfeitures were incurred to adjust reported compensation.

(7)                                 Includes $11,550 in AGDFV of non-cash shared-based compensation from 2013, awards of stock options for services as Director, computed as described, and subject to the assumptions referenced, in the above footnote 4 to this Summary Compensation Table.

(8)                                 For Mr. Day, his aggregate number of option awards outstanding at December 31, 2013 was 83,340, of which 20,440 are for services as Director. His aggregate number of option awards outstanding at December 31, 2014 was 83,340, of which 20,440 are for services as Director.

(9)                                 For Mr. Grylls, his aggregate number of option awards outstanding at December 31, 2013 was 150,950, of which 20,440 are for services as Director. His aggregate number of option awards outstanding at December 31, 2014 was 112,285, of which 20,440 are for services as Director.

(10)                          For Mr. Pearce, his aggregate number of option awards outstanding at December 31, 2013 was 96,675, of which 10,500 are for services as Director. His aggregate number of option awards outstanding at December 31, 2014 was 96,675, of which 10,500 are for services as Director.

OTHER COMPENSATION ARRANGEMENTS

Retirement Plans and Benefits

The Company does not maintain a pension or other retirement plan for its employees, and none of the NEOs have or are entitled to receive any benefits under any tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.

Certain Employment and Severance Arrangements

Stephen L. Day and Jonathan A.R. Grylls each have employment agreements with the Company which, among other things, provide that if their employment is terminated by the Company other than for cause (as defined below), the Company will make severance payments to them in an aggregate amount equal to twice the amount of their annual base salary at the time of termination, payable at the same time and in the same amounts as such base salary otherwise would have been paid, plus, in the event such termination occurs on or after July 1 of any year and the Company is meeting or exceeding the goals previously established under the annual incentive plan for that year, a pro rata portion of his annual incentive compensation will be paid.

William G. Schmidt has an employment agreement with the Company which, among other things, provides that if his employment is terminated by the Company other than for cause, the Company will make severance payments to him in an aggregate amount equal to twice the amount of his annual base salary at the time of termination, payable at the same time and in the same amounts as such base salary otherwise would have been paid, plus, in the event such termination occurs on or after July 1 of any year and the Company is meeting or exceeding the goals previously established under the annual incentive plan for that year, a pro rata portion of his annual incentive compensation will be paid.

James H. Cullen has an employment agreement with the Company which, among other things, provides that if his employment is terminated by the Company other than for cause, the Company will make severance payments to him in an aggregate amount equal to one times (there are triggering events changing it to twice the amount of his annual base) the amount of his annual base salary at the time of termination, payable at the same time and in the same amounts as such base salary otherwise would have been paid, plus, in the event such termination occurs on or after July 1 of any year and the Company is meeting or exceeding the goals previously established under the annual incentive plan for that year, a pro rata portion of his annual incentive compensation will be paid.

David R. Pearce has an employment agreement with the Company which, among other things, provides that if his employment is terminated by the Company other than for cause (as defined below), the Company will make severance payments to him in an aggregate amount equal to one times the amount of his annual base salary at the time of termination, payable at the same time and in the same amounts as such base salary otherwise would have been paid, plus, in the event such termination occurs on or after July 1 of any year and the Company is meeting or exceeding the goals previously established under the annual incentive plan for that year, a pro rata portion of his annual incentive compensation will be paid.

Each of those employment agreements separately provides for the following payments to the executive if the executive’s employment is terminated within two years following a change in control (as defined below) by the Company without cause or by the executive with good reason (as defined below): a lump sum equal to 2 times (in the case of Messrs. Day, Grylls, and Schmidt) and 1 times (in the case of Mr. Pearce) the executive’s annual base salary at the time of termination, such lump sum to supersede any other post-termination compensation and benefits payable to the executive under any other agreements with the executive. In the case of Mr. Cullen, he would receive a lump sum equal to 1 times his annual base salary at the time of any such termination, provided that, if at the time of termination he is serving as President of the Company, or if another person had succeeded to the office of President of the Company, Mr. Cullen would receive a lump sum equal to 2 times his annual base salary in connection with any such termination.

The Company may terminate each such Executive’s employment for cause if the executive falsifies Company accounts; embezzles funds; commits fraud; is convicted of, or pleas nolo contendere to, a felony; or engages in conduct not in the best interests of the Company and which is or if continued would be materially harmful to the business, interests or reputation of the Company and as to which the Board of Directors has given the executive notice in writing, specifying the exact conduct deemed materially harmful and providing a minimum of a thirty (30) day opportunity to cure.

Also, as a result of the change in control of the Company occasioned by the merger at the $8.50 per share price, then all outstanding stock options held by the executive for the purchase of shares of the Company’s Common Stock shall immediately become exercisable in full.

A change of control shall be deemed to take place if (i) any person or group becomes a beneficial owner (within the meaning of Rule 13d-3 as promulgated under the Securities Exchange Act of 1934), directly or indirectly, of securities representing fifty percent (50%) or more of the total number of votes that may be cast for the election of directors of the Company; (ii) any merger or consolidation involving the Company (such as the merger described in this proxy statement), other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 51% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation; (iv) the sale, lease, conveyance or other disposition of all or substantially all of the Company’s assets to any person or group other than in the ordinary course of business; or (v) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all the Company’s assets. The Executive may terminate his employment for “good reason” for (i) failure of the Company to continue the executive in the position of President and Chief Executive Officer in the case of Mr. Day, Vice President and Chief Operating Officer in the case of Mr. Schmidt, Vice President and Chief Strategy Officer in the case of Mr. Grylls, Executive Vice President in the case of Mr. Cullen, and Chief Financial Officer in the case of Mr. Pearce; (ii) if the Company requires the Executive to work on a regular basis at any location outside of a fifty (50) mile radius of Littleton in the case of Messrs. Day, Grylls and Cullen and of the Commonwealth of Massachusetts in the case of Messrs. Schmidt and Pearce, or material diminution in the nature or scope of the executive’s responsibilities, duties or authority; or (iii) any other material breach of this Agreement by the Company and, if such breach may be cured, the Company’s failure to do so within ten (10) days after written notice thereof.

The following table shows the potential payments to the Named Executive Officers on December 31, 2014 upon termination for cause or for good reason, or termination within two years of a change of control of the Company.

Illustrative Post-Employment Payments

Executive Compensation, Payments, and Other Benefits Upon Separation Compensation and Other Benefits:	Termination without Cause or Resignation for Good Reason Continuation of Base Salary for 24 months		Termination within two years of Change of Control Lump Sum Payment	Disability Continuation of Base Salary for up to 12 months
Stephen L. Day
Chief Executive Officer	$755,420	(1)	$755,420	$377,710
William G. Schmidt
Chief Operating Officer	$474,982	(2)	$474,982	$237,491
Jonathan A.R. Grylls
Chief Strategy Officer	$468,360	(3)	$468,360	$234,180
James H. Cullen
Executive Vice President	$279,125	(4)	$279,125	$279,125
David R. Pearce
Chief Financial Officer	$215,363	(5)	$215,363	$215,363

(1)                                 Eligible for prorated participation in the incentive bonus program for any year if termination occurs after July 1, with potential of up to $151,084.

(2)                                 Eligible for prorated participation in the incentive bonus program for any year if termination occurs after July 1, with potential of up to $94,967.

(3)                                 Eligible for prorated participation in the incentive bonus program for any year if termination occurs after July 1, with potential of up to $93,672.

(4)                                 Eligible for prorated participation in the incentive bonus program for any year if termination occurs after July 1, with potential of up to $139,562.

(5)                                 Eligible for prorated participation in the incentive bonus program for any year if termination occurs after July 1, with potential of up to $75,377.

DIRECTOR COMPENSATION

Directors’ Compensation

The Company’s Director compensation program has been in place since 2005, when the Board approved a recommendation by the Compensation Committee of the Board based on information available regarding comparable companies. Effective with the consummation of the Company’s IPO, each Non-Employee Director receives a $7,000 annual retainer, $750 for each meeting of the Board of Directors that he or she attends in person and $375 for each telephonic meeting of the Board of Directors that he or she attends. All Audit Committee members receive $750 for every meeting held in person or by telephone. For the other committees, the Chairs each receive $500 per meeting and the other committee members receive $375 per meeting. Directors who are employees of the Company are not paid any separate fees for serving as directors. The Chairman of the Audit Committee receives an additional $3,000 annual retainer. The Chairman of the Special Committee receives an additional $3,000 annual retainer.

Each new Director is granted an option to purchase 7,000 shares of our common stock. Moreover, all Directors will, with respect to each fiscal year in which they serve as a Director, be granted an option to purchase 3,500 shares of our common stock. All options granted to Directors have an exercise price equal to the fair market value of our common stock on the respective dates of such grants.

In 2014, the Compensation Committee did not grant and award to each Director options since there were insufficient shares reserved for grant from the options pool.

In 2013, the Compensation Committee approved the grant and award to each Director options to purchase 3,500 shares of the Company’s common stock.

In addition, all Directors have been authorized to purchase merchandise at the standard employee discount rate of cost-plus-10%.

The following table sets forth Director fees earned and the value of stock options awarded to Directors in fiscal 2013. No Director received Stock Awards, Non-equity Incentive Plan Compensation, Pension Plan Rights, Non-Qualified Deferred Compensation or other reportable compensation during 2014 or any prior year.

Director Compensation

for Fiscal Year End December 31, 2014

Name of Director(1)	Fees Earned or Paid in Cash	Option Award ($)(2)(3)		All Other Compensation ($)	Total ($)
Kevin K. Albert	$18,875	$0	(6)	$0	$18,875
Gregory F. Mulligan	$12,125	$0	(2)	$0	$12,125
John W. Mitchell	$15,250	$0	(3)	$0	$15,250
David J. Powers	$10,500	$0	(4)	$0	$10,500
James F. Powers	$16,000	$0	(5)	$0	$16,000

(1)                                 The compensation earned by Mr. Day and Mr. Grylls as Directors is included in the Summary Compensation Table of this Proxy Statement.

(2)                                 For Mr. Mulligan, his aggregate number of option awards outstanding at December 31, 2014 was 23,940.

(3)                                 For Mr. Mitchell, his aggregate number of option awards outstanding at December 31, 2014 was 30,940.

(4)                                 For Mr. David J. Powers, his aggregate number of option awards outstanding at December 31, 2014 was 20,440.

(5)                                 For Mr. James F. Powers, his aggregate number of option awards outstanding at December 31, 2014 was 20,440.

(6)                                 For Mr. Kevin K. Albert, his aggregate number of option awards outstanding at December 31, 2014 was 21,000.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)

1999 Equity Incentive Plan	0	$0	0
2005 Equity Incentive Plan	1,088,190	$3.78	10

OUTSTANDING EQUITY AWARDS TABLE

The following table sets forth certain information regarding unexercised options for each Named Executive Officer as of the end of the Company’s 2014 fiscal year. The Company does not have any outstanding stock awards or other equity incentive plan awards to any NEO.

Outstanding Equity Awards Table

Outstanding Equity Awards as of December 31, 2014

		Option Awards Equity Incentive Plan Awards:
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date
Stephen L. Day	3,145	12,580	(1)		$5.39	11/18/18
	700	2,800	(2)		$4.90	11/18/23
	3,500		(2)		$4.50	11/13/17
	6,290	9,435	(1)		$3.95	11/16/17
	9,435	6,290	(1)		$3.65	11/16/16
	1,400	2,100	(2)		$3.59	11/16/22
	12,580	3,145	(1)		$3.41	11/16/15
	2,100	1,400	(1)		$3.32	11/27/21
	2,800	700	(2)		$3.10	11/16/20
	2,940		(2)		$1.24	11/20/18
James H. Cullen	10,000	40,000	(1)		$3.75	08/14/23
	0	50,000	(3)		$3.75	08/14/23
	0	60,000	(4)		$3.75	08/14/23
Jonathan A.R. Grylls	700	2,800	(2)		$4.90	11/18/23
	3,145	12,580	(1)		$4.90	11/18/23
	15,725		(1)		$4.50	11/13/17

	3,500		(2)	$4.50	11/13/17
	6,290	9,435	(1)	$3.59	11/16/22
	1,400	2,100	(2)	$3.59	11/16/22
	9,435	6,290	(1)	$3.32	11/27/21
	2,100	1,400	(2)	$3.32	11/27/21
	12,580	3,145	(1)	$3.10	11/16/20
	2,800	700	(2)	$3.10	11/16/20
	13,220		(1)	$1.24	11/20/18
	2,940		(2)	$1.24	11/20/18
William G. Schmidt	3,145	12,580	(1)	$4.90	11/18/23
	15,725		(1)	$4.50	11/13/17
	6,290	9,435	(1)	$3.59	11/16/22
	9,435	6,290	(1)	$3.32	11/27/21
	12,580	3,145	(1)	$3.10	11/16/20
	2,644		(1)	$1.24	11/20/18
David R. Pearce	3,145	12,580	(1)	$4.90	11/18/23
	6,290	9,435	(1)	$3.59	11/16/22
	9,435	6,290	(1)	$3.32	11/27/21
	32,000	8,000	(1)	$3.10	11/16/20
	10,500		(2)	$2.01	11/16/19

(1)                                 Incentive Stock Option awarded as Officer of the Company, vesting on anniversary date of grant at rate of 20% per year for five years.

(2)                                 Non-qualified Stock Option awarded for services as Director of the Company, vesting on anniversary date of grant at rate of 20% per year for five years.

(3)                                 Incentive Stock Option awarded to Mr. Cullen, vesting ratably over 5 years if the Company achieves its annual EBITDA target commencing in fiscal 2014; the ratable vesting to occur each year of the Executive’s employment that the Company achieves its annual EBITDA target.

(4)                                 Incentive Stock Option awarded to Mr. Cullen, 50,000 shares vesting so long as both the Executive remains an employee of the Company and the Company achieves a valuation of $6.00 or more per share in an equity transaction occurring by August 14, 2015 and 10,000 shares vesting so long as both the Executive remains an employee of the Company and the Company achieves a valuation of $6.50 or more per share in an equity transaction occurring by August 14, 2015.

At the close of business on April 16, 2015 there were 6,205,263 issued shares and 5,409,492 outstanding shares of Common Stock, entitled to cast 5,409,492 votes. On April 20, 2015 the closing price of the Company’s common stock as reported by NASDAQ was $8.40 per share.

Principal Stockholders

The following tables set forth certain information with respect to the beneficial ownership of the Common Stock filed with the SEC as of April 20, 2015, by (i) each person known by the Company to own beneficially more than five percent of the Common Stock as of such date, (ii) each current director and nominee for director of the Company, (iii) each of the persons named in the Summary Compensation Table and (iv) all current executive officers and directors of the Company as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Shares of Common Stock issuable by the Company pursuant to options that may be exercised within 60 days after April 20, 2015 are deemed to be beneficially owned and outstanding for purposes of calculating the number of shares and the percentage beneficially owned by the applicable person. However, these shares are not deemed to be beneficially owned and outstanding for purposes of computing the percentage beneficially owned by any other person or entity.

Beneficial Ownership of Five Percent Holders of Common Stock of Dover Saddlery, Inc.

	Shares Beneficially Owned*
Name	Number	Percent
North Star Investment Management Corp.(1)	1,085,445	20.1%
Glenhill Capital(2)	918,983	17.0%
Stephen L. Day(4)	659,634	12.1%
Michele R. Powers(7)	312,534	5.8%
David J. Powers(5)	307,775	5.7%
James F. Powers(6)	307,775	5.7%
Financial & Investment Management, Ltd.(3)	263,050	4.9%

*                                         The persons named in this table have sole voting and investment power with respect to the shares listed, except as otherwise indicated. The inclusion herein of shares listed as beneficially owned does not constitute an admission of beneficial ownership.

(1)                                 The Company has received a copy of a report on Schedule 13G/A from North Star Investment Management Corp. with a signature dated February 10, 2015 disclosing 877,820 shares of common stock with sole voting power and dispositive power and 207,625 shares of common stock with shared dispositive power. The address of North Star Investment Management Corp. is: 20 North Wacker Drive, Suite 1416, Chicago, IL 60606. The Company has no reason to believe that any change in the foregoing information has occurred based on the reports on file with the SEC.

(2)                                 The Company has received a copy of a report on Schedule 13D/A, with a signature dated June 14, 2007, filed with the SEC on June 20, 2007 on behalf of Glenhill Advisors, LLC, a Delaware limited liability company, Glenn J. Krevlin, a citizen of the United States, Glenhill Capital Management, LLC, a Delaware limited liability company, Glenhill Capital LP, a Delaware limited partnership, Glenhill Capital Overseas GP Ltd., a Cayman Islands exempted company, and Glenhill Capital Overseas Master Fund L.P., a Cayman Islands limited partnership. Glenhill Advisors, LLC, Glenhill Capital Management, LLC, and Glenhill Capital Overseas GP Ltd. Are engaged in the business of investment management, and Glenhill Capital LP and Glenhill Capital Overseas Master Fund L.P. are engaged in the investment and trading of a variety of securities and financial instruments. Glenn J. Krevlin is the managing member and control person of Glenhill Advisors, LLC. Glenhill Advisors, LLC is the managing member of Glenhill Capital Management, LLC. Glenhill Capital Management, LLC is the general partner and investment advisor of Glenhill Capital LP, a security holder of the Company and sole shareholder of Glenhill Capital Overseas GP Ltd. Glenhill Capital Overseas GP Ltd. Is general partner of Glenhill Capital Overseas Master Fund L.P., a security holder of the Company. Of the 918,983 shares of common stock beneficially owned by this group: (a) 589,685 shares of common stock (11.36%) are owned by Glenhill Capital, LP; and (b) 329,298 shares of common stock (6.35%) are owned by Glenhill Capital Overseas Master Fund L.P. The address of and principal office of each of the foregoing Persons is 598 Madison Avenue, 12th Floor, New York, New York 10022. The Company has no reason to believe that any change in the foregoing information has occurred based on the reports on file with the SEC.

(3)                                 The Company has received a copy of a report on Schedule 13G, with a signature dated May 31, 2014, filed with the SEC on June 12, 2014 on behalf of Financial & Investment Management, Ltd, a Michigan company. Financial & Investment Management, Ltd is engaged in the business of investment management. Of the 263,050 shares of common stock (4.9%) represented in this report: all are beneficially owned by advisory clients of Financial & Investment Management, Ltd; Financial & Investment Management holds shared voting power and dispositive power; and no single advisory client owns five (5%) or more of the class of common stock. The address of and principal office of Financial & Investment Management, Ltd, is 111 Cass Street, Traverse City, MI 49684. The Company has no reason to believe that any change in the foregoing information has occurred based on the reports on file with the SEC.

(4)                                 The Company has received a copy of a report on Form 4, with a signature dated November 22, 2013, and a report on Form 5 with a signature dated February 14, 2014, both filed by Mr. Stephen L. Day and indicating Mr. Stephen L. Day’s address is: 525 Great Road, Littleton, MA 01460. As indicated on the foregoing reports, this amount includes 614,744 shares of the Company’s common stock, and also includes 44,890 vested options to purchase shares of the Company’s common stock. The Company has no reason to believe that any change in the foregoing information has occurred based on the reports on file with the SEC and the Company’s internal records.

(5)                                 The Company has received a copy of a report on Form 4, with a signature dated November 22, 2013, and a report on Form 5 with a signature dated February 14, 2014, both filed by Mr. David J. Powers and indicating Mr. David J. Powers’ address is: 525 Great Road, Littleton, MA 01460. As indicated on the foregoing reports, this amount includes 294,335 shares of the Company’s common stock, and also includes 13,440 vested options to purchase shares of the Company’s common stock. The Company has no reason to believe that any change in the foregoing information has occurred, based on the reports on file with the SEC and on the Company’s internal records.

(6)                                 The Company has received a copy of a report on Form 4, with a signature dated November 22, 2013, and a report on Form 5 with a signature dated February 14, 2014, both filed by Mr. James F. Powers and indicating Mr. James F. Powers’ address is: 525 Great Road, Littleton, MA 01460. As indicated on the foregoing reports, this amount includes 294,335 shares of the Company’s common stock, and also includes 13,440 vested options to purchase shares of the Company’s common stock. The Company has no reason to believe that any change in the foregoing information has occurred, based on the reports on file with the SEC and on the Company’s internal records.

(7)                                 The Company has received a copy of a report on Schedule 13G from Michele Powers, with a signature dated February 14, 2006 disclosing: 132,690 shares of the Company’s common stock owned by Michele Powers individually and also includes 19,314 vested unlapsed options to purchase of the Company’s common stock owned by Michele Powers individually, furthermore includes shared voting power over 130,440 additional shares. 65,220 of these additional shares are owned by her husband, Richard Powers, and the remaining 65,220 shares are owned by a trust benefiting her daughter, the Carly R. Powers Trust; and indicating that Ms. Powers’ address is: 525 Great Road, Littleton, MA 01460. Michele Powers exercised 9,225 options in November 2011; 1,977 options in November 2014; 4,612 options in December 2014 and has an additional 27,000 vested options. The Company has no reason to believe that any change in the foregoing information has occurred based on the reports on file with the SEC and the Company’s internal records.

Security Ownership of Management

	Shares Beneficially Owned*
Name	Number	Percent
Stephen L. Day(1)	659,634	12.1%
David J. Powers(2)	307,775	5.7%
James F. Powers(3)	307,775	5.7%
Jonathan A.R. Grylls(4)	252,835	4.6%
Kevin K. Albert(9)	88,600	1.6%
William G. Schmidt(5)	75,069	1.4%
David R. Pearce(8)	62,870	1.1%
Gregory F. Mulligan(6)	29,780	0.5%
John W. Mitchell(7)	23,940	0.4%
James H. Cullen(10)	10,000	0.2%
Executive officers and directors as a group (ten persons)	1,818,278	31.7%

*                                         The persons named in this table have sole voting and investment power with respect to the shares listed, except as otherwise indicated. The inclusion herein of shares listed as beneficially owned does not constitute an admission of beneficial ownership.

(1)                                 Includes 614,744 shares of the Company’s common stock, and also includes 44,890 vested options to purchase shares of the Company’s common stock.

(2)                                 Includes 294,335 shares of the Company’s common stock, and also includes 13,440 vested options to purchase shares of the Company’s common stock.

(3)                                 Includes 294,335 shares of the Company’s common stock, and also includes 13,440 vested options to purchase shares of the Company’s common stock.

(4)                                 Includes 179,000 shares of the Company’s common stock, and also includes 73,835 options to purchase shares of the Company’s common stock.

(5)                                 Includes 25,250 shares of the Company’s common stock, and also includes 49,819 vested options to purchase shares of the Company’s common stock.

(6)                                 Includes 12,840 shares of the Company’s common stock, and also includes 16,940 options to purchase shares of the Company’s common stock.

(7)                                 Includes 23,940 vested options to purchase shares of the Company’s common stock.

(8)                                 Includes 1,000 shares of the Company’s common stock directly owned, 500 shares of the Company’s common stock indirectly owned and also includes 61,370 vested options to purchase shares of the Company’s common stock.

(9)                                 Includes 76,000 shares of the Company’s common stock directly owned and also includes 12,600 vested options to purchase shares of the Company’s common stock.

(10)                          Includes 10,000 vested options to purchase shares of the Company’s common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In October of 2004, the Company entered into a lease agreement with a minority stockholder. The agreement, which relates to the Plaistow, NH retail store, is a five-year lease with options to extend for an additional fifteen years. For the year ended December 31, 2014 the Company expensed approximately $219,000 in connection with the lease. For the year ended December 31, 2013, the company expensed approximately $215,000 in connection with the lease.

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

On October 26, 2007, the disinterested members of the Audit Committee of the Board of Directors approved a $5.0 million subordinated debt financing facility as part of a plan to refinance the Company’s current subordinated debt with Patriot Capital. The new sub-debt facility was led by BCA Mezzanine Fund, L.P. (BCA), which participated at $2.0 million (in which Company Board member Gregory F. Mulligan holds a management position and indirect economic interest). The subordinated loans were consummated as of December 11, 2007. On March 27, 2009, following approval of the Board of Directors (with Mr. Mulligan abstaining), the Company amended the subordinated loan agreement to adjust various covenant levels for the fiscal year 2009, due to the on-going impact of the economic recession. In September of 2009, following the prior approval of the Board (with Mr. Mulligan abstaining), the Company modified certain terms of the warrants and reduced the exercise price to $2.75 per share. A charge of $36,000 was recognized in conjunction with the warrant modification and is included in interest expense. On March 28, 2011, the Company repaid the subordinated debt and all deferred interest from the proceeds of a term note borrowed from the Company’s bank; the BCA warrant is still outstanding. Except as noted above with respect to Mr. Mulligan, there is no relationship, arrangement or understanding between the Company and any of the Subordinated Holders or any of their affiliates, other than in respect of the loan agreement establishing and setting forth the terms and conditions of this mezzanine loan agreement. In 2011, the Company made interest payments to BCA of $105,000.

DIRECTOR INDEPENDENCE

The Company’s Board of Directors consists of Stephen L. Day, Jonathan A.R. Grylls, John Mitchell, Kevin Albert, Gregory Mulligan, James Powers and David Powers.  Each of the directors other than Messrs. Day and Grylls is independent, including Messrs Albert and Mulligan, who will be Class I nominees standing for election at the 2015 Annual Meeting of Stockholders.   All members of the Company’s Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee are independent.

As required by the NASDAQ Stock Market (“NASDAQ”) listing standards, a majority of the members of a listed company’s Board of Directors, and the members of its principal standing committees, must qualify as “independent,” as affirmatively determined by the Board of Directors, upon the findings and recommendations of the Board’s Nominating and Corporate Governance Committee (“NCGC”). The NCGC (and as appropriate the entire Board) consults with the Company’s counsel to ensure that the Committee’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of NASDAQ, as in effect from time to time.

Periodically the Nominating and Corporate Governance Committee of the Board reviews the relationships that each director has with the Company and with other parties, and reports on that review to the full Board. Only those directors who do not have any of the categorical relationships that preclude them from being independent within the meaning of applicable NASDAQ rules and who the Board, upon the recommendation of the Nominating and Corporate Governance Committee, affirmatively determines have no relationships that would interfere with the exercise of independence in carrying out the responsibilities of a director, are considered to be independent directors. The Board has reviewed a number of factors to evaluate the independence of each of its members. These factors include its members’ current and historic relationships with the Company and its competitors, suppliers and customers; their relationships with management and other directors; the relationships their current and former employers have with the Company; and the relationships between the Company and other companies of which the Company’s Board members are directors or executive officers (a Board member determined to be independent under such rules and based on such factors is referred to as being “Independent”). After evaluating these factors, the Board has determined that five members of the Board who are not employees of the Company or any parent or subsidiary of the Company (David Powers, James Powers and Messrs. Mulligan, Mitchell and Albert, each a “Non-Employee Director”, and as a group, the “Independent Directors”), comprising seventy-one percent (71%) of the whole Board, are Independent.

Under applicable NASDAQ rules, the Board is required to make certain findings about the independence, experience and qualifications of the members of the Audit Committee of the Board. In addition to assessing the independence of the members under the NASDAQ rules, the Board also considers the requirements of Section 10A(m)(3), and Rule 10A-3 and Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934 (such review process conducted by the Board herein the “Qualifications, Experience and Independence Review” or simply, “Independence Review”).

Item 14. Principal Accounting Fees and Services.

Principal Accounting Fees and Services

The aggregate fees for professional services rendered by McGladrey during fiscal years ended December 31, 2014 and 2013 were as follows:

Description	2014	2013
Audit Fees(1)	$214,730	$251,320
Audit-Related Fees	$0	0
Tax Fees(2)	$0	0
All Other Fees	$0	0

(1)                                 Audit Fees are fees for the audit of the Company’s annual financial statements and review of quarterly financial statements.

(2)                                 Tax Fees are fees for tax compliance, tax planning and tax advice.

Pre-Approval Policies

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditor. These services may include audit services, audit-related services, tax services, advice or audit services relating to internal controls, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date. Specific services that were not contemplated by the annual budget may also be pre-approved, on a case- by-case basis, by the Audit Committee acting as a whole, or by a designated single member of the Audit Committee provided such services are then ratified, on at least a quarterly basis, by the Audit Committee acting as a whole.

Pursuant to such pre-approval policies, the Audit Committee pre- approved:  McGladrey’s engagement to provide audit and quarterly review services for the years ending December 31, 2013 and 2014.

The percentage of the services addressed under the captions “Audit-Related Fees”, “Tax Fees” and “All Other Fees” that were preapproved by the Audit Committee is 100%.

McGladrey has informed the Company’s Audit Committee that there were no hours expended on its engagement to audit the Company’s financial statements for fiscal 2014 that were attributed to work performed by persons other than McGladrey’s full-time employees.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this Annual Report on Form 10-K/A are as follows:

1.  Financial Statements:

See listing of financial statements included as part of this Form 10-K/A in Item 8 of Part II.

2. Financial Statement Schedules:

The information required by this Item has been included in the Financial Statements and related notes as part of this Form 10-K/A in Item 8 of Part II above.

3. Exhibits:

Exhibit List

Set forth below is list of exhibits submitted with this Form 10-K/A as filed or furnished with the SEC:

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

Dated April 29, 2015

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

		Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.32	October 5, 2005

10.33	Amended and Restated Security Agreement, dated as of September 16, 2005, by and among the Company, Dover Massachusetts, Smith Brothers, Inc. and Patriot Capital Funding, Inc.	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 10.33	October 5, 2005

†10.34	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Stephen L. Day	Annual Report on Form 10-K for the year ended December 31, 2005; amends Exhibit 10.29	March 30, 2006

†10.35	Amendment No. 1 to the Employment Agreement dated as of September 1, 2005 with Jonathan A.R. Grylls	Annual Report on Form 10-K for the year ended December 31, 2005; amends Exhibit 10.30	March 30, 2006

10.36	Second Amendment dated as of March 28, 2006 to Amended and Restated Loan Agreement with Bank of America	Annual Report on Form 10-K for the year ended December 31, 2005; amends Exhibit 10.18	March 30, 2006

10.37	Amendment No. 1 dated as of March 28, 2006 to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.	Annual Report on Form 10-K for the year ended December 31, 2005; amends Exhibit 10.32	March 30, 2006

10.38	Agreement of Lease dated March 29, 2006 by and between the Company and Sparks Lot Seven, LLC	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006	May 25, 2006

10.39	Commercial Lease executed as of March 9, 2001 between Marvid Crabyl, LLC and Dover Saddlery, Inc., as amended and extended	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006	August 14, 2006

10.40	Stock Purchase Agreement dated as of May 29, 2006 among Dover Saddlery, Inc., Dover Saddlery Retain, Inc., Old Dominion Enterprises, Inc. and Reynolds Young, as amended	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006	August 14, 2006

10.41	Lease made as of June 2006 between Humphrey and Rodgers and Dover Saddlery Retail, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006	August 14, 2006

10.42	Agreement of Lease for Shopping Center Space between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc. Dated as of May 20, 1997	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006	August 14, 2006

10.43	LB’s of Virginia Building Lease Agreement dated November 1, 2000, as amended	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006	August 14, 2006

10.44	Lease agreement made July 10, 2006 between Hopkins Roads Associates and Dover Saddlery Retail, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006	August 14, 2006

10.45	Consent and Amendment No. 2, dated June 29, 2006, to Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006; amends Exhibit 32	August 14, 2006

10.46	Waiver letter dated as of June 27, 2006 between Bank of America, N.A. and Dover Saddlery, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006; pertains to Exhibit 10.16	August 14, 2006

10.47	First Amendment and Extension to Lease Agreement dated September 2006 between C.E. Holman Limited Partnership and Dover Saddlery, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006; amends Exhibit 10.6	November 13, 2006

10.48	Third Amendment dated as of March 29, 2007 to Amended and Restated Loan Agreement dated as of December 11, 2003, with Bank of America	Annual Report on Form 10-K for the year ended December 31, 2006; amends Exhibit 10.16	April 2, 2007

10.49	Waiver and Amendment No. 3 dated March 30, 2007 to the Amended and Restated Senior Subordinated Note and Warrant Purchase Agreement with Patriot Capital Funding, Inc.	Annual Report on Form 10-K for the year ended December 31, 2006; amends Exhibit 32	April 2, 2007

10.50	Waiver by Bank of America dated May 24, 2007	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007; pertains to Exhibit 10.16	May 25, 2007

10.51	Waiver and Consent by Patriot Capital Funding, Inc. dated May 25, 2007	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007; pertains to Exhibit 10.32	May 25, 2007

10.52	Waiver by Bank of America dated August 9, 2007	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007; pertains to Exhibit 10.16	August 14, 2007

10.53	Waiver and Consent by Patriot Capital Funding, Inc. dated August 10, 2007	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007; pertains to Exhibit 10.32	August 14, 2007

10.54	Renewal of Lease for Shopping Center Space executed August 3, 2007 between Sequel Investors Limited Partnership and Old Dominion Enterprises, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007; amends and renews Exhibit 10.42.	August 14, 2007

10.55	Shopping Center Lease Agreement dated May 30, 2007 between Pavillion North, Ltd., and Dover Saddlery Retail, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007	August 14, 2007

10.56	First Amendment dated June 25, 2007 to Shopping Center Lease Agreement between Pavillion North, Ltd. and Dover Saddlery Retail, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007; amends Exhibit 10.55	August 14, 2007

10.57	Second Amendment and Extension of Lease Agreement dated August 30, 2007 between C.E. Holman Limited Partnership, and Dover Saddlery Retail, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007; amends Exhibit 10.6	November 13, 2007

10.58	Waiver and Amendment to Bank of America Loan Agreement dated November 9, 2007	Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007; pertains to Exhibit 10.16	November 13, 2007

10.59	Loan and Security Agreement dated December 11, 2007 between RBS Citizens Bank N.A and Dover Saddlery, Inc.	Company’s Form 8-K Current Report, as Exhibit 10.59	December 14, 2007

10.60	Revolving Credit Note dated December 11, 2007 between RBS Citizens Bank N.A. and Dover Saddlery, Inc.	Company’s Form 8-K Current Report, as Exhibit 10.60	December 14, 2007

10.61	Intercreditor, Subordination and Standby Agreement dated December 11, 2007 between RBS Citizens Bank N.A. and Dover Saddlery, Inc.	Company’s Form 8-K Current Report	December 14, 2007

10.62	Mezzanine Loan Agreement dated December 11, 2007 between BCA Mezzanine Fund, L.P. and Dover Saddlery, Inc.	Company’s Form 8-K Current Report, as Exhibit 10.62	December 14, 2007

10.63	Mezzanine Security Agreement dated December 11, 2007 between BCA Mezzanine Fund, L.P. and Dover Saddlery, Inc.	Company’s Form 8-K Current Report	December 14, 2007

10.64	First Amendment to Mezzanine Loan Agreement with BCA Mezzanine Fund dated March 27, 2009	Annual Report on Form 10-K for the year ended December 31, 2008; Pertains to and amends Exhibit 10.62	March 31, 2009

10.65	First Amendment to Loan and Security Agreement with RBS Citizens dated March 27, 2009	Annual Report on Form 10-K for the year ended December 31, 2008; Pertains to and amends Exhibit 10.59	March 31, 2009

10.66	First Amendment to Revolving Credit Note with RBS Citizens dated March 27, 2009	Annual Report on Form 10-K for the year ended December 31, 2008; pertains to and amends Exhibit 10.60	March 31, 2009

10.67	Amended and Restated 2005 Equity Incentive Plan	Company’s Form 8-K Current Report; pertains to and amends Exhibit 10.30	May 20, 2010

10.68	Second Amendment to Loan and Security Agreement with RBS Citizens dated May 20,2010	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010; pertains to and amends Exhibit 10.59	May 5, 2010

10.69	Third Amendment to Loan and Security Agreement with RBS Citizens dated August 10, 2010	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010; pertains to and amends Exhibit 10.59	August 10, 2010

†10.70	Employment Agreement, dated as of September 01, 2010, by and between William G. Schmidt and the Company	Annual Report on Form 10-K for the year ended December 31, 2010	March 30, 2011

†10.70/A	Employment Agreement, dated as of September 01, 2010, by and between William G. Schmidt and the Company	Annual Report on Form 10-K for the year ended December 31, 2014	March 31, 2015

10.71	Fourth Amendment to Loan and Security Agreement with RBS Citizens dated March 28, 2011	Annual Report on Form 10-K for the year ended December 31, 2010; pertains to and amends Exhibit 10.59	March 30, 2011

10.72	Second Amendment to Revolving Credit Note with RBS Citizens dated March 28, 2011	Annual Report on Form 10-K for the year ended December 31, 2010; pertains to and amends Exhibit 10.60	March 30, 2011

10.73	Term Note Agreement with RBS Citizens dated March 28, 2011	Annual Report on Form 10-K for the year ended December 31, 2010	March 30, 2011

10.74	Third Amendment to Revolving Credit Note with RBS Citizens dated March 29, 2013	Annual Report on Form 10-K for the year ended December 31, 2012; pertains to and amends Exhibit 10.60	April 1, 2013

10.75	Fifth Amendment to Loan and Security Agreement with RBS Citizens dated March 29, 2013	Annual Report on Form 10-K for the year ended December 31, 2012; pertains to and amends Exhibit 10.59	April 1, 2013

10.76	Sixth Amendment to Loan and Security Agreement with RBS Citizens dated as of July 30, 2013	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013; pertains to and amends Exhibit 10.59	August 13, 2013

†10.77	Employment Agreement dates as of August 15, 2013 by and between James H. Cullen and the Company	Company’s Current Report on Form 8-K dated August 15, 2013	August 15, 2013

†10.78	Employment Agreement dates as of January 27, 2014 by and between David R. Pearce and the Company	Company’s Current Report on Form 8-K dated January 27, 2014	January 28, 2014

10.79	Fourth Amendment to Revolving Credit Note with Citizens Bank dated July 31, 2014	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014; pertains to and amends Exhibit 10.74	August 13, 2014

10.80	Seventh Amendment to Loan and Security Agreement with Citizens Bank dated July 31, 2014	Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014; pertains to and amends Exhibit 10.76	August 13, 2014

14.1	Code of Business Conduct and Ethics

Annual Report on Form 10-K for the year ended December 31, 2005; amends and restates Code of Conduct and Ethics filed with Registration Statement on Form S-1 (File No. 333-127888) filed on October 5, 2005 as Exhibit 14.1

March 30, 2006

16.1	Auditor change correspondence	Company’s Current Report on Form 8-K	October 6, 2008

16.2	Auditor change correspondence	Company’s Current Report on Form 8-K	August 25, 2010

17.1	Director departure correspondence	Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009	May 25, 2009

17.2	Director departure correspondence	Company’s Current Report on Form 8-K	August 25, 2010

21.1	Subsidiaries of the Company	Annual Report on Form 10-K for the year ended December 31, 2005	March 30, 2006

23.1	Consent of Bingham McCutchen LLP (included in Exhibit 5.1)	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 5.1	November 17, 2005

23.2	Consent of Ernst & Young LLP	Annual Report on Form 10-K for the year ended December 31, 2008	March 31, 2009

23.3	Consent of Preti Flaherty Beliveau Pachios & Haley PLLC (included in Exhibit 5.2)	Registration Statement on Form S-1 (File No. 333-127888)	November 16, 2005

23.4	Consent of Caturano and Company, P.C.	Annual Report on Form 10-K for the year ended December 31, 2008	March 31, 2009

23.5	Consent of Caturano and Company, P.C.	Annual Report on Form 10-K for the year ended December 31, 2009	March 31, 2010

23.6	Consent of Caturano and Company, Inc.	Annual Report on Form 10-K for the year ended December 31, 2010	March 30, 2011

23.7	Consent of McGladrey & Pullen, LLP	Annual Report on Form 10-K for the year ended December 31, 2010	March 30, 2011

23.8	Consent of McGladrey LLP	Annual Report on Form 10-K for the year ended December 31, 2011	March 29, 2012

23.9	Consent of McGladrey LLP	Annual Report on Form 10-K for the year ended December 31, 2012	April 1, 2013

23.10	Consent of McGladrey LLP	Amended Annual Report on Form 10-K/A for the year ended December 31, 2012	June 5, 2013

23.11	Consent of McGladrey LLP	Annual Report on Form 10-K for the year ended December 31, 2013	March 31, 2014

23.12	Consent of McGladrey LLP	Annual Report on Form 10-K for the year ended December 31, 2014	March 31, 2015

*31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

*31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

99.1	Consent of William F. Meagher, Jr.	Registration Statement on Form S-1 (File No. 333-127888), as Exhibit 99.1	October 5, 2005

*	Filed herewith.
†	Indicates a management contract or compensatory plan or arrangement