Form 10-Q
period 2015-03-31
DOVER SADDLERY INC
filed 2015-05-15
CIK 1071625

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Shares outstanding of the registrant’s common stock (par value $0.0001) on May 6, 2015:  5,409,492

DOVER SADDLERY, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

DOVER SADDLERY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, unaudited)

	March 31, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$452	$315
Accounts receivable	1,314	1,644
Inventory	32,357	28,260
Prepaid catalog costs	706	1,267
Prepaid expenses and other current assets	2,715	1,943
Deferred income taxes	520	347
Total current assets	38,064	33,776
Net property and equipment	7,372	7,019
Other assets:
Deferred income taxes	1,551	1,772
Goodwill	444	—
Intangibles and other assets, net	1,527	717
Total other assets	3,522	2,489
Total assets	$48,958	$43,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation and outstanding checks	$922	$1,522
Current portion — term notes	786	786
Current portion — capex term loan	1,056	792
Accounts payable	3,259	2,577
Accrued expenses and other current liabilities	6,463	7,432
Income taxes payable	—	551
Total current liabilities	12,486	13,660

Long-term liabilities:
Revolving line of credit	10,573	3,992
Capex term loan, net of current portion	3,544	4,006
Term notes, net of current portion	3,143	3,339
Promissory notes	1,600	—
Capital lease obligation, net of current portion	50	57
Interest rate swap contract	126	128
Total long-term liabilities	19,036	11,522

Stockholder’s equity:
Common Stock, par value $0.0001 per share; 15,000,000 shares authorized; 6,205,357 issued and 5,409,492 outstanding as of March 31, 2015 and December 31, 2014	1	1
Additional paid in capital	46,965	46,856
Treasury stock, 795,865 shares at cost	(6,082)	(6,082)
Accumulated other comprehensive loss	(88)	(89)
Accumulated deficit	(23,360)	(22,584)
Total stockholders’ equity	17,436	18,102
Total liabilities and stockholders’ equity	$48,958	$43,284

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014

Revenues, net	$22,855	$19,712
Cost of revenues	14,419	12,637
Gross profit	8,436	7,075
Selling, general and administrative expenses	9,628	8,024
Loss from operations	(1,192)	(949)
Interest expense, financing and other related costs, net	179	142
Other investment (income) loss, net	(23)	2
Loss before income tax benefit	(1,348)	(1,093)
Benefit for income taxes	(572)	(550)
Net loss	$(776)	$(543)

Net loss per share
Basic	$(0.14)	$(0.10)
Diluted	$(0.14)	$(0.10)
Number of shares used in per share calculation
Basic	5,409,000	5,352,000
Diluted	5,409,000	5,352,000

DOVER SADDLERY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Net loss	$(776)	$(543)
Other comprehensive income, net:
Change in fair value of interest rate swap contract, net of $1K and $7K of tax, respectively	1	9
Total comprehensive loss	$(775)	$(534)

See accompanying notes.

DOVER SADDLERY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Operating activities:
Net loss	$(776)	$(543)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	430	360
Deferred income taxes	48	127
(Income) loss from investment in affiliate, net	(23)	2
Stock-based compensation	109	110
Gift card breakage income	(32)	(28)
Non-cash interest expense	5	7
Changes in current assets and liabilities:
Accounts receivable	330	412
Inventory	(2,939)	(3,019)
Prepaid catalog costs, prepaid expenses and other current assets	(212)	(1,464)
Accounts payable	682	(413)
Accrued expenses and other current liabilities and income taxes payable	(1,488)	(2,645)
Net cash used in operating activities	(3,866)	(7,094)
Investing activities:
Purchases of property and equipment	(775)	(339)
Investment in affiliates	—	(9)
Acquisition of Dressage Extensions	(802)	—
Net cash used in investing activities	(1,577)	(348)
Financing activities:
Borrowings under revolving line of credit	6,581	7,578
Payments on term notes	(196)	(196)
Payments on capex term loan	(198)	(117)
Change in outstanding checks	(600)	57
Payments on capital leases	(7)	(10)
Proceeds from exercise of stock options	—	25
Net cash provided by financing activities	5,580	7,337
Net increase (decrease) in cash and cash equivalents	137	(105)
Cash and cash equivalents at beginning of period	315	319
Cash and cash equivalents at end of period	$452	$214
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$153	$135
Income taxes	$667	$1,067
Supplemental disclosure of non-cash financing activities
Change in fair value of interest rate swap contract	$2	$16

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

The Company views its operations and manages its business as one operating segment utilizing an omni-channel distribution strategy.  Market channel revenues are as follows (dollars in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014

Revenues, net — direct	$11,648	$10,912
Revenues, net — retail stores	11,207	8,800
Revenues, net — total	$22,855	$19,712

The accompanying condensed consolidated financial statements comprise those of the Company, its wholly-owned subsidiaries, and its investment in affiliates. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014 are unaudited.  In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2014 and include all adjustments, consisting of only usual, recurring adjustments, necessary for a fair presentation of the results for such interim periods. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results expected for the year ended December 31, 2015.

Certain footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to pertinent rules and regulations, although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading.  The accompanying unaudited, condensed consolidated financial statements should be read in conjunction with the audited December 31, 2014 financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2015 (the “Original 10-K”), as amended by the Amended Annual Report on Form 10-K/A filed with the SEC on April 29, 2015 (the “10-K/A”; and jointly with the Original 10-K, herein the “10-K”).

B. Business Acquisitions and Related Transactions

On January 12, 2015, the Company completed its acquisition of all of the assets and certain liabilities of Louis McCutcheon, Inc. (the “Seller”) d/b/a Dressage Extensions, a California corporation, a direct retailer of equestrian products for the dressage rider (“Dressage Extensions”).  We have included the financial results of Dressage Extensions in our consolidated financial statements from the date of acquisition. The total purchase price for Dressage Extensions was approximately $2.0 million, which consisted of approximately $490,894 in cash, $300,000 deposited into an escrow account to be paid on the second anniversary of the closing, $700,000 in the form of the Promissory Note #1 (see note “I” for the terms) and $500,000 in the form of the Promissory Note #2 (see note “I” for the terms).

In addition, an Inventory Note has been entered into in the amount of $400,000 for the liquidation of stale inventory (see note “I” for the terms). The Company shall pay quarterly to the Seller the cost of stale inventory sold at full retail and 55% of the selling price of any stale inventory sold below cost. The Company shall take a corresponding credit against the Inventory Note for each payment until the second anniversary of closing. Upon the second anniversary of the closing, the Company shall make an offer to buy the remaining stale inventory. If accepted, the Company will pay that offer price to the Seller. Otherwise the Seller shall remove the remaining stale inventory from the Company’s premises. If the Inventory Note is not satisfied at this point, the Seller shall write off the unpaid portion of the Inventory Note and it shall not be collectible from Buyer.

In allocating the total purchase price for Dressage Extensions based on estimated fair values, we preliminarily recorded $1.2 million of inventory, $0.8 million of identifiable intangible assets and $0.5 million of goodwill. The $0.8 million of intangible assets has an estimated useful life of 10 years.  The purchase price was reduced by $80,000 to reflect the estimate of gift card liability and product return credit memos being assumed by the Company.

The preliminary purchase price allocations were based upon preliminary valuations and our estimates and assumptions and are subject to change as we obtain additional information for our estimates during the measurement period.  The primary areas of those purchase price allocations that are not yet finalized relate to inventory, goodwill and intangible assets.

The Company acquired Dressage Extensions because of the premium brand and market position Dressage Extension has established with dressage competitors and to take advantage of the cost and cross selling synergies the Company expects to achieve from the business combination. The recognized goodwill is due to cost synergies that the Company expects to achieve on inventory purchases, cross marketing and administrative costs.

C. Gift Card and Gift Card Breakage

The Company determines its gift card breakage rate based upon historical redemption patterns. Based on this historical information, the likelihood of a gift card remaining unredeemed can be reasonably estimated at the time of gift card issuance.  From the point which the likelihood of redemption is deemed to be remote (gift cards that were issued three years prior and remain unredeemed) and for which there is no legal obligation to remit the value of such unredeemed gift cards to any relevant jurisdictions, breakage income is recognized over a two year period.  Breakage revenue for the three months ending March 31, 2015 and 2014 of $31,718 and $27,916, respectively, was recognized as revenue in the accompanying condensed consolidated statements of operations and comprehensive loss.  The gift certificate liability balance was $1.6 million and $2.0 million at March 31, 2015 and December 31, 2014, respectively.

D.  Accounting for Stock-Based Compensation

The Company recognizes the fair value of compensation cost of stock-based awards on a straight-line basis over the requisite service period of the award. Stock-based compensation for the three months ended March 31, 2015 and 2014 was approximately $109,000 and $110,000, respectively.

There was no activity related to stock option grants, exercises or forfeitures for the three months ended March 31, 2015.

The amount of future stock-based compensation expense that may be recognized for outstanding, unvested options as of March 31, 2015 was approximately $1,095,000 to be recognized on a straight-line basis over the employee’s remaining weighted-average, requisite service period of 2.9 years.  In addition, there are 60,000 shares that will vest upon certain market conditions being met and the related compensation expense for these options is approximately $181,000.  As of March 31, 2015 the intrinsic value of all “in the money” outstanding options was approximately $875,000.

E.  Inventory

Inventory consists of finished goods in the Company’s mail-order warehouse and retail stores. The Company’s inventories are stated at the lower of cost, with cost determined by the first-in, first-out (FIFO) method, or net realizable value. The Company maintains a reserve for excess and obsolete inventory. This reserve was $120,000 as of March 31, 2015 and December 31, 2014.  The Company continuously monitors the salability of its inventories to ensure adequate valuation of the related merchandise.

F.  Advertising

The Company recognizes deferred costs over the period of expected future revenue, which is typically less than one year.  Deferred costs as of March 31, 2015 and December 31, 2014 were $706,000 and $1,267,000, respectively, and consisted of catalog costs.  The combined marketing and advertising costs charged to selling, general, and administrative expenses for the three months ended March 31, 2015 and 2014 were $2,639,000 and $2,253,000, respectively.

G.  Other Comprehensive Loss

Other comprehensive loss is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources.  Comprehensive loss includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.  The Company’s only item of other comprehensive loss, other than a reported net loss, was the change in fair value of an interest rate swap.  The other comprehensive loss, net of taxes ($671 and $7,266, respectively) for the three months ended March 31, 2015 and 2014 was $834 and $9,346, respectively.

H.  Net Income per Share

A reconciliation of the number of shares used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2015	2014

Basic weighted average common shares outstanding	5,409	5,352
Add: Dilutive effect of assumed stock option and warrant exercises less potential incremental shares purchased under the treasury method	—	—
Diluted weighted average common shares outstanding	5,409	5,352

For the three months ended March 31, 2015 and 2014, approximately 213,000 options and 45,000 options, respectively, to acquire common stock were excluded from the diluted weighted average shares calculation as the effect of such options is anti-dilutive.  For the three months ended March 31, 2015 and 2014, there were no potentially dilutive securities excluded as the Company was in a loss position.

I.  Financing Agreements

Revolving Credit Facility

On July 31, 2014, the Company and the bank amended the Revolver Facility so that the Company can borrow three term loans for capital expenditures used to open new stores (the “Capex Term Loans”).  Under the amended Revolver Facility, the Company can borrow up to $15,000,000, of which up to $1,000,000 can be in the form of letters of credit and up to $8,000,000 can be advanced as Capex Term Loans.  The $15,000,000 maximum may be increased up to $20,000,000 at the discretion of the bank.  On November 18, 2014, the company temporarily had the $15,000,000 maximum increased to $17,000,000 until June 30, 2015.  An additional $1,000,000 was made available on April 9, 2015 to bring the maximum availability up to $18,000,000 until June 30, 2015. Funds available under the revolving portion of the Revolver Facility shall be reduced by the outstanding balance of the letters of credit and term loans.  The Company borrowed $2,340,000 as a Capex Term Loan on March 29, 2013 with equal principal repayments over 60 months.  On December 17, 2013, the Company borrowed an additional $1,459,525 as a Capex Term Loan with interest only for the first 6 months followed by equal principal repayments over 54 months.  On December 30, 2014, the Company borrowed an additional $1,980,000 as a Capex Term Loan with interest only for the first 6 months followed by equal principal repayments over 54 months.  Any outstanding balances borrowed under the Revolver Facility are due in full on April 30, 2016 unless the Revolver Facility is renewed by the bank in 2015 for another year.  The Revolver Facility bears interest at the base rate, announced from time to time by the bank, plus an applicable margin determined by the Company’s funded debt ratio.  As of March 31, 2015 the LIBOR (base rate)

was 0.27%, plus the applicable margin of 2.50%.  Interest is payable monthly.  At its option the Company may have all or a portion of the unpaid principal under the Revolver Facility bear interest at various LIBOR or prime rate options.

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

At March 31, 2015, the Company had the ability to borrow $17,000,000 on the Revolver Facility, subject to certain covenants, of which there was $10,573,000 outstanding under the revolving portion of the Revolver Facility and $4,600,000 outstanding under the Capex Term Loans, bearing interest at the net Revolver Facility rate of 2.77%.  At December 31, 2014, the Company had $3,992,000 outstanding under the revolving portion of the Revolver Facility and $4,798,000 outstanding under the Capex Term Loans.  For the period ending March 31, 2015, the Company was in compliance with all of the covenants under the Revolver Facility, including Capex Term Loans, and Term Note Facility (the “Credit Facility”).

Term Note Facility, Senior Subordinated Notes Payable and Warrants

On March 28, 2011, the Company borrowed $5,500,000 in the form of a 7-year term note (the “Term Note Facility”) from the bank to refinance the $5,000,000 senior subordinated notes and deferred interest on those notes.  The initial floating rate interest on the $1,600,000 of principal (the variable interest rate portion of the Term Note Facility) was 5.4% consisting of a 1.0% LIBOR floor plus a 4.4% margin.  The initial floating rate interest on the $3,900,000 of principal (fixed portion of the Term Note Facility with the interest rate swap discussed below) was LIBOR plus 4.4%.  On April 1, 2011, the Company entered into an interest rate swap contract to fix the interest rate at 7.4% on $3,900,000 of the Term Note Facility principal.  The remaining $1,600,000 of the principal bears a floating rate based on a base rate, with a minimum of 1.0% as announced from time to time by the bank, plus a 4.4% margin.  As of March 31, 2015, the LIBOR rate (base rate) was 0.27%. The combined interest rate of 1.0% and 4.4% resulted in a total interest rate of 5.4% at March 31, 2015. Interest is payable monthly.  The Company is obligated to repay $786,000 of principal annually which commenced in April 2013 and extends to March 2018.  The Company is further obligated to accelerate repayment of up to $1,600,000 in principal in the event it has excess cash flow determined by a cash flow recapture formula.  All assets of the Company collateralize the Term Note Facility. Under the terms of the Term Note Facility, the Company is subject to certain covenants including, among others, maximum balance sheet leverage ratio, minimum debt service charge coverage ratio, minimum current asset ratios, and maximum capital expenditures.

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

Promissory Notes

On January 12, 2015, the Company entered into two Promissory Notes (“Note #1” and “Note #2”) and a Non-Recourse Inventory Note (the “Inventory Note”) with Louis McCutcheon, Inc.  Note #1 is a 5-year note with a principal balance of $700,000 and bears a fixed interest rate of 8.0%, which is due quarterly until maturity on January 12, 2020.  Principal payments of $100,000 are due on each of the first, second, third and fourth anniversaries of the closing with a balloon payment of $300,000 due on the fifth anniversary.  Note #2 is a 4-year note with a principal balance of $500,000 and bears a fixed interest rate of 8.0%, which is due quarterly until maturity on January 12, 2019.  A principal payment of $250,000 is due on January 12, 2018, with the final principal payment of $250,000 due at the maturity date.

The Inventory Note is a non-interest bearing $400,000 Asset Purchase Agreement, which calls for a collaborative effort to liquidate stale inventory.  The Company is to make quarterly principal payments on this note until maturity on January 12, 2017.  Principal payments are to be calculated based on any sales of the stale inventory.  (1) If the inventory is sold at full retail price, the Lender is entitled to receive the cost of that sold inventory;  (2) If the stale inventory is to be sold at an agreed discount, the Lender is entitled to receive 55% of the selling price.  On the maturity date of the Inventory Note, any remaining stale inventory shall be negotiated between the Company and the Lender to sell, surrender or dispose of that inventory.  Any unpaid balance on this note at such time shall be written off by the Lender and not be collected from the Company.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Outstanding checks, net of cash balances in accounts with Citizens Bank, N.A., are included in current portion of capital lease obligation and outstanding checks in current liabilities.

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, line of credit advances, interest rate swap contract, capital leases and notes payable. The carrying value of cash and cash equivalents, accounts receivable, and accounts payable reflects fair value due to their short-term nature using level 3 inputs (see Note O for fair value disclosures and see Note N for fair value measurement of interest rate swap).

The Company’s outstanding amounts under the Credit Facility are not measured at fair value on the accompanying condensed consolidated balance sheets.  The Company determines the fair value of the amounts outstanding under the Credit Facility using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk.  The carrying amounts of the Company’s Credit Facility approximate fair value because the interest rates are reset periodically to reflect current market rates.  The fair value of the borrowings under the Credit Facility was approximately $20,702,000 and $12,915,000 as of March 31, 2015 and December 31, 2014, respectively.

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

The Company’s equity share of HH’s net income, including the intangible asset customer list amortization (resulting from the purchase price allocation) is reflected as other investment income (loss) in the accompanying consolidated statements of operations and comprehensive loss.  The Company recorded net gain of approximately $23,000 for the three months ending March 31, 2015 compared to a net loss of approximately $(2,000) for the same period in 2014.  The resulting carrying value at March 31, 2015 and December 31, 2014 is approximately $302,000 and $280,000, respectively, and is included in intangibles and other assets, net, in the accompanying condensed consolidated balance sheets.

K.  Income Taxes

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

The Company records interest and penalties related to income taxes as a component of provision for income taxes. The Company recognized nominal interest and penalty expense for the three months ended March 31, 2015 and 2014.

Tax years 2011 through 2014 remain subject to examination by the IRS and Massachusetts, and the 2010 through 2014 tax years remain subject to examination by various other jurisdictions.

L.  Related Party Transactions

In October of 2004, the Company entered into a lease agreement with a minority stockholder. The agreement, which relates to the Plaistow, NH retail store, is a five-year lease with options to extend for an additional fifteen years.  In October 2009, the

Company exercised its first option to extend the lease for additional five years.  The Company expensed in connection with this lease $57,000 during the three months ended March 31, 2015 and $54,000 during the three months ending March 31, 2014.

In order to expedite the efficient build-out of leasehold improvements in its new retail stores, the Company utilizes the services of a real estate development company owned by a non-executive Company employee and minority stockholder to source construction services and retail fixtures.  Total payments made to the real estate development company for the three months ended March 31, 2015 and 2014, consisting primarily of reimbursements for materials and outside labor for the fit-up of stores, were $226,000 and $90,000, respectively.

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

In connection with retail locations, the Company enters into various operating lease agreements, with escalating rental payments. The effects of variable rent disbursements have been expensed on a straight-line basis over the life of the lease.  As of March 31, 2015 and December 31, 2014, there was approximately $1,037,000 and $1,007,000, respectively, of deferred rent recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

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

The Company is exposed to interest rate risk primarily through its borrowing activities.  The Company uses an interest rate swap contract as a cash flow hedge to eliminate the cash flow exposure of interest rate movements on variable rate debt.  The Company’s term note is a variable rate instrument.  On April 1, 2011, the Company entered into a 7-year interest rate swap contract on the initial notional value of $3,900,000 of the term note which requires payment of a fixed interest rate of interest (7.4%) and the receipt of a variable rate of interest, based on one month LIBOR rate, on the $3,900,000.  The notional amount adjusts with payments made under the loan agreement.

The Company designated this interest rate swap contract as an effective cash flow hedge.  The Company adjusts the interest rate swap to fair value with the change accounted for through other comprehensive loss, as the contracts are considered effective in offsetting the interest rate exposure of the forecasted interest rate payments hedged.  The Company anticipates that this contract will continue to be effective as long as there are no pre-payments of the hedged portion of the term note.  The Company does not believe any of the amounts currently reported in accumulated other comprehensive loss will be reclassified into earnings in 2014.  The fair value of the interest rate swap at March 31, 2015 and December 31, 2014 was a liability of $126,486 and $127,990 respectively.

The Company does not hold any derivative instruments that are not designated as a hedging instrument.  The following table presents information about the fair value of the Company’s derivative instruments that have been designated as hedging instruments as of March 31, 2015 and December 31, 2014.

Liability Derivatives as of:
March 31, 2015		December 31, 2014
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swap contract	$126,486	Interest rate swap contract	$127,990

The following table presents information about the effects of the Company’s derivative instruments:

	Location of Gain Recognized	Amount Reclassified, Net of Tax, From Other Comprehensive Loss for the three months ended March 31
	on Derivative	2015	2014

Interest rate swap contact	Interest Expense	$20,369	$23,594

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

The Company accounts for its interest rate swap as a derivative financial instrument in accordance with the related guidance. Under this guidance, derivatives are carried on the balance sheet at fair value. The fair value of the Company’s interest rate swap is determined based on observable market data in combination with expected cash flows.  The fair value of the Company’s interest rate swap was determined using projected future cash flows, discounted at the mid-market implied forward LIBOR.  The value at March 31, 2015 is included in long-term liabilities.

The following table presents the financial instruments carried at fair value in accordance with the FASB ASC 820 hierarchy noted above:

	Level 1	Level 2	Level 3	Total

Interest Rate Swap Contract as of March 31, 2015	—	$(126,486)	—	$(126,486)

Interest Rate Swap Contract as of December 31, 2014	—	$(127,990)	—	$(127,990)

P. Recent Accounting Pronouncements

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The ASU is the result of a joint project by the FASB and International Accounting Standards Board (“IASB”) to clarify the principles for recognizing revenue and to develop a common revenue standards for GAAP and International Financial Reporting Standards (“IFRS”) that would:  remove inconsistencies and weaknesses, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices across entities, jurisdictions, industries, and capital markets, improve disclosure requirements and resulting financial statements, and simplify the presentation of financial statements.  The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to with the entity expects to be entitled in exchange for those goods or services.  The ASU is effective for annual reporting periods beginning after December 15, 2017, and early application is not permitted.  The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

Q. Subsequent Events

Under the amended Revolver Facility, the Company can borrow up to $15,000,000, of which up to $1,000,000 can be in the form of letters of credit and up to $8,000,000 can be advanced as Capex Term Loans.  The $15,000,000 maximum may be increased up to $20,000,000 at the discretion of the bank.  On November 18, 2014, the company temporarily had the $15,000,000 maximum increased to $17,000,000 until June 30, 2015.  An additional $1,000,000 was made available on April 9, 2015 to bring the maximum availability up to $18,000,000 until June 30, 2015.

As previously reported, on April 14, 2015, the Company announced that it has entered into an Agreement and Plan of Merger (“Merger Agreement”) with Dover Saddlery Holdings, Inc., a Delaware corporation (“Parent”), and Dover Saddlery Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Parent (“Sub”).  Parent and Sub are affiliates of Webster Capital (“Webster”) and at the closing of the transactions contemplated by the Merger Agreement, Parent will be owned by funds managed by Webster and affiliates of QIC (“QIC”), one of the largest institutional investors in funds managed by Webster.

The Merger Agreement provides that, subject to the terms and conditions thereof, Sub will be merged with and into Registrant (the “Merger”) with Registrant continuing as the surviving corporation in the Merger. At the effective time of the Merger (the “Effective Time”) each share of common stock of the Registrant (“Common Stock”) issued and outstanding immediately prior to the Effective Time (other than certain shares as provided in the Merger Agreement) will be automatically converted into the right to receive $8.50 in cash (the “Merger Consideration”).

The foregoing description of the Merger and Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is attached to the Company’s Current Report on Form 8-K and filed with the Commission on April 14, 2015.

On May 6, 2015, the Company received notice of the filing of a shareholder lawsuit (the “Merger Litigation”) in the Massachusetts Superior Court seeking to enjoin the Merger and obtain monetary relief, based, among other things, on (i) an alleged breach of fiduciary duty by the Company’s Directors in approving the Merger Agreement and recommending its adoption by the Company’s stockholders, and (ii) the Company’s failure to disclose material information about the Merger in the Company’s definitive Proxy Statement, dated and filed with the SEC on May 4, 2015, soliciting stockholder approval of the Merger.  The Merger Litigation names as defendants the Company, each of the Company’s Directors, Webster, Parent and Sub.  On May 13, 2015, Plaintiff filed a motion for a preliminary injunction to enjoin the closing of the Merger.  The Company plans to vigorously defend against the claims and remedies sought in the Merger Litigation.  The Merger Litigation constitutes “Transaction Litigation,” as that term is defined in the Merger Agreement, and it is a condition to closing under the Merger Agreement that no Transaction Litigation can be pending.  As such, the Merger Litigation could prevent consummation of the Transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q, including the following discussion, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, the words “projected”, “anticipated”, “planned”, “expected”, and similar expressions are intended to identify forward-looking statements. In particular, statements regarding future financial targets or trends are forward-looking statements. Forward-looking statements are not guarantees of our future financial performance, and undue reliance should not be placed on them. Our actual results, performance or achievements may differ significantly from the results, performance or achievements discussed in or implied by the forward-looking statements. Factors that could cause such a difference are detailed in “Item 1A. Risk Factors” in our10-K as filed with the Securities and Exchange Commission (the “SEC”) and in our subsequent periodic reports on Form 10-Q. We disclaim any intent or obligation to update any forward-looking statement.

Overview

The Company is a leading, specialty retailer and the largest omni-channel marketer of equestrian products in the U.S.  For over 39 years, Dover Saddlery has been a premier upscale marketing brand in the English-style riding industry. We sell our products through a multi-channel strategy, including direct and retail. This omni-channel strategy has allowed us to use catalogs and our proprietary database of over two million names of equestrian enthusiasts as the primary marketing tools to increase catalog sales and to drive additional business to our e-commerce websites and retail stores.

Based on the Company’s 2013 and 2014 revenue trends, the Company opened three new stores last year and two additional stores in Q1 of 2015. The Company will continue to pursue other new store locations that may be opened in 2015. However, our strategy to increase the number of retail store locations is based on finding optimal locations where demand for equestrian products is high and adequate capital to invest in its store expansion plan.

Consolidated Performance and Trends

The Company reported a net loss in the first quarter of 2015 of $(776,000) or $(0.14) per share, compared to a net loss of $(543,000) or $(0.10) per diluted share for the corresponding period in 2014, a decrease of 43.1%.

The first quarter of 2015 results reflect our continuing efforts to execute our growth strategy in the retail market channel where revenues increased 27.4% to $11.2 million in the quarter.  This trend of increased revenue in the retail market channel may be slowed or eroded by delays in the execution of our new store expansion strategy, constraints in available capital, and interim declines in consumer demand at our retail stores impacted by continued economic uncertainty and consequential consumer behavior.  The Company responds to fluctuations in revenues primarily by delaying the opening of new stores, adjusting marketing efforts and operations to support our retail stores and managing costs.  The success of our new store growth plan is dependent upon the response of our customers to these marketing strategies and evolving market conditions.  Our direct market channel revenues increased 6.7%, to $11.6 million in the first quarter of 2015. We respond to fluctuations in our direct customers’ response by adjusting the quantities of catalogs mailed and other internet marketing and customer-related strategies and tactics in order to maximize revenues and manage costs.

Given continued economic uncertainty, it is very difficult to accurately predict economic trends; however, we have resumed our store rollout strategy since 2011 and plan to continue to execute on prime new locations throughout 2015.

Single Reporting Segment

The Company operates and manages its business as one operating segment utilizing an omni-channel distribution strategy.

Results of Operations

The following table sets forth our unaudited results of operations as a percentage of revenues for the periods shown (1):

	Three Months Ended
	March 31, 2015	March 31, 2014

Revenues, net	100.0%	100.0%
Cost of revenues	63.1	64.1
Gross profit	36.9	35.9
Selling, general and administrative expenses	42.1	40.7
Loss from operations	(5.2)	(4.8)
Interest expense, financing and other related costs, net	0.8	0.7
Other investment income (loss), net	0.1	0.0
Loss before income tax benefit	(5.9)	(5.5)
Benefit for income taxes	(2.5)	(2.8)
Net loss	(3.4)	(2.8)

(1)         Certain of these amounts may not properly sum due to rounding

The following table presents certain selected unaudited operating data (dollars in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014

Revenues, net – direct	$11,648	$10,912
Revenues, net – retail stores	11,207	8,800
Revenues, net – total	$22,855	$19,712

Other operating data:

Number of retail stores (1)	27	22
Capital expenditures	775	339
Gross profit margin	36.9%	35.9%
Adjusted EBITDA (2)	(652)	(479)
Adjusted EBITDA margin (2)	(2.9)%	(2.4)%

(1)            Includes twenty-six Dover-branded stores and one Smith Brothers store as of March 31, 2015.  The Latham, NY and Pittsburgh, PA Dover-branded stores opened in Q1 of 2015.

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

•             Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table reconciles net income to Adjusted EBITDA (in thousands):

	Three Months Ended
	March 31,	March 31,
	2015	2014

Net loss	$(776)	$(543)
Depreciation	422	342
Amortization of intangible assets	9	18
Stock-based compensation	109	110
Interest expense, financing and other related costs, net	179	142
Other investment (income) loss, net	(23)	2
Benefit for income taxes	(572)	(550)
Adjusted EBITDA	$(652)	$(479)

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Revenues

Total revenues increased $3.1 million, or 16.0%, to $22.8 million for the three months ended March 31, 2015 from $19.7 million for the three months ended March 31, 2014.  Revenues in our direct market channel increased $0.7 million, or 6.7%, to $11.6 million from $10.9 million in the corresponding period in 2014.  Revenues in our retail market channel increased $2.4 million, or 27.4%, to $11.2 million from $8.8 million in 2014.  The increase in our direct market channel was due to increased customer prospecting and promotions.  The increase in revenues from our retail market channel was due to strong sales growth from our newer stores as they mature, sales from four additional retail stores and promotions.  Same store sales for the three month period increased 3.0% over the prior year.  In addition, gift card breakage revenue of $31,718 was recognized during the three months ending March 31, 2015, compared to $27,916 for the three months ended March 31, 2014.  The revenue was recognized in both retail and direct market channels based on where the gift card was issued.

Gross Profit

Gross profit for the three months ended March 31, 2015 increased $1.3 million, or 19.2%, to $8.4 million as compared to the $7.1 million corresponding period in 2014. Gross profit, as a percentage of revenues, for the three months ended March 31, 2015 increased 1.0% to 36.9% from 35.9% for the corresponding period in 2014. The increase in gross profit of $1.3 million was attributable to increased revenue in both channels.  The increase in gross profit as a percentage of revenues was attributable to variations in pricing.

Selling, General and Administrative

Selling, general and administrative expenses increased $1.6 million, or 20.0% to $9.6 million for the three months ended March 31, 2015 from $8.0 million for the three months ended March 31, 2014.  SG&A expenses, as a percentage of revenues, increased to 42.1% of revenues from 40.7% of revenues for the corresponding period in 2014.  SG&A increased primarily due to an additional $396,000 in marketing costs, $131,000 in lease expense, $669,000 in labor costs, $59,000 in supplies, $45,000 in travel expenses and $79,000 in depreciation expense.  Marketing costs reflect our ongoing investment in advertising and catalogs. Lease expense, supplies, travel expense, depreciation and labor costs increased primarily due to the additional number of stores as compared to last year.

Interest Expense

Interest expense, including amortization of financing costs, attributed to our term note and revolving credit facility increased $37,000 or 26.6%, to $179,000 from $142,000 due to the increased outstanding balance of our Revolver Facility.

Other Investment Income (Loss)

The net income (loss) from investment activities consists of the Company’s share of net earnings or loss of its affiliate as they occur.  The Company’s net investment gain for the three months ending March 31, 2015 was $23,000, an increase of $25,000 over its net investment loss of $(2,000) in 2014.  The Company’s investment income or loss from investment activities is related to our investments in Hobby Horse Clothing Company, Inc. (“HH”).

Income Tax Benefit

The benefit for income taxes was $572,000 for the three months ended March 31, 2015, reflecting an effective tax rate of 42%, compared to a tax benefit of $550,000 for the corresponding period in 2014, reflecting effective tax rate of 50%.  The effective tax rate for the quarter is based upon management’s best estimates of the estimated effective rates for each entire year.

Net Loss

The net loss for the three months ended March 31, 2015 increased $233,000 or 43.1%, to $(776,000) from $(543,000) for the corresponding period in 2014. This increase in the deficit of $233,000 was due primarily to increased SG&A expenses related to marketing, lease expense, travel, supplies, depreciation and labor costs that increased at a higher pace than revenue and gross margin.  The resulting loss per diluted share increased to $(0.14) for the three months ended March 31, 2015 as compared to $(0.10) for the corresponding period in 2014.

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

Liquidity and Capital Resources

For the three months ended March 31, 2015, our cash increased by $137,000.  Cash was utilized primarily for seasonal working capital requirements and fitting up new stores. The source for cash generated related to increased balances in our Capex Term Loans and Revolver, increased balances in depreciation and amortization and accounts payable. On July 31, 2014, the Company and the bank amended the Revolver Facility so that the Company can borrow three Capex Term Loans for capital expenditures used to open new stores.  Under the amended Revolver Facility, the Company can borrow up to $15,000,000, of which up to $1,000,000 can be in the form of letters of credit and up to $8,000,000 can be advanced as Capex Term Loans, and increase the $15,000,000 maximum up to $20,000,000 at the discretion of the bank. On November 18, 2014, the company temporarily had the $15,000,000 maximum increased to $17,000,000 until June 30, 2015. An additional $1,000,000 was made available on April 9, 2015 to bring the maximum availability up to $18,000,000 until June 30, 2015. These amendments allows for additional borrowings for store openings.  The Company was in compliance with all covenants under the credit facility as of March 31, 2015.

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

Operating Activities

Cash utilized in our operating activities for the three months ended March 31, 2015 was $3.9 million compared to $7.1 million for the corresponding period in 2014.  For the three months ended March 31, 2015, cash outflows of $3.9 million consisted primarily of seasonal increases in inventory and initial stocking of new stores, prepaid and other assets, and a net loss of $776,000, in addition, reductions in gift certificate liability, income taxes payable and accrued expenses and other current liabilities of $1.5 million.  Cash inflows were attributable to the results of operations which consisted of reductions in accounts receivable, deferred taxes, non-cash expenses of depreciation, amortization, stock based compensation and non-cash interest, increase in accounts payable and other expenses, totaling $1.5 million.  For the three months ended March 31, 2014, cash outflows of $5.0 million consisted primarily of seasonal increases in inventory and initial stocking of new stores, prepaid and other assets and a net loss of $543,000, in addition, reductions in accrued expenses, gift certificate liability, accounts payable, income taxes payable and other current liabilities of $3.1 million.  Cash inflows were attributable to the results of operations which consisted of reductions in accounts receivable, deferred taxes, non-cash expenses of depreciation, amortization, stock based compensation and non-cash interest and other expenses, totaling $1.0 million.

Investing Activities

Cash utilized from our investing activities was $1,577,000 for the three months ended March 31, 2015 compared to cash utilized of $348,000 for the corresponding period in 2014.  Investing activities consisted primarily of retail store improvement costs and new store equipment and fixtures.  Additional investing activities involved the acquisition of Dressage Extensions.

Financing Activities

Net cash provided by our financing activities was $7.2 million for the three months ended March 31, 2015, compared to $7.3 million provided in the corresponding period in 2014.  For the three months ended March 31, 2015, we funded our seasonal operating activities and investing activities with net borrowings of $6.6 million under our revolving portion of the Revolver Facility and $1.6 million under our promissory notes from Dressage Extensions.  For the three months ended March 31, 2014, we funded our seasonal operating activities and investing activities with net borrowings of $7.6 million under our revolving portion of the Revolver Facility.

Revolving Credit Facility

On July 31, 2014, the Company and the bank amended the Revolver Facility so that the Company can borrow three term loans for capital expenditures used to open new stores (the “Capex Term Loans”).  Under the amended Revolver Facility, the Company can borrow up to $15,000,000, of which up to $1,000,000 can be in the form of letters of credit and up to $8,000,000 can be advanced as Capex Term Loans.  The $15,000,000 maximum may be increased up to $20,000,000 at the discretion of the bank.  On November 18, 2014, the company temporarily had the $15,000,000 maximum increased to $17,000,000 until June 30, 2015. An additional $1,000,000 was made available on April 9, 2015 to bring the maximum availability up to $18,000,000 until June 30, 2015.  Funds available under the revolving portion of the Revolver Facility shall be reduced by the outstanding balance of the letters of credit and term loans.  The Company borrowed $2,340,000 as a Capex Term Loan on March 29, 2013 with equal principal repayments over 60 months.  On December 17, 2013, the Company borrowed an additional $1,459,525 as a Capex Term Loan with interest only for the first 6 months followed by equal principal repayments over 54 months.  On December 30, 2014, the Company borrowed an additional $1,980,000 as a Capex Term Loan with interest only for the first 6 months followed by equal principal repayments over 54 months.  Any outstanding balances borrowed under the Revolver Facility are due in full on April 30, 2016 unless the Revolver Facility is renewed by the bank in 2015 for another year.  The Revolver Facility bears interest at the base rate, announced from time to time by the bank, plus an applicable margin determined by the Company’s funded debt ratio.  As of March 31, 2015 the LIBOR (base rate) was 0.27%, plus the applicable margin of 2.50%.  Interest is payable monthly.  At its option the Company may have all or a portion of the unpaid principal under the Revolver Facility bear interest at various LIBOR or prime rate options.

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

At March 31, 2015, the Company had the ability to borrow $17,000,000 on the Revolver Facility, subject to certain covenants, of which there was $10,573,000 outstanding under the revolving portion of the Revolver Facility and $4,600,000 outstanding under the Capex Term Loans, bearing interest at the net Revolver Facility rate of 2.77%.  At December 31, 2014, the Company had $3,992,000 outstanding under the revolving portion of the Revolver Facility and $4,798,000 outstanding under the Capex Term Loans.  For the period ending March 31, 2015, the Company was in compliance with all of the covenants under the Revolver Facility, including Capex Term Loans, and Term Note Facility (the “Credit Facility”).

Term Note Facility, Senior Subordinated Notes Payable and Warrants

On March 28, 2011, the Company borrowed $5,500,000 in the form of a 7-year term note, the Term Note Facility, from the bank to refinance the $5,000,000 senior subordinated notes and deferred interest on those notes.  The initial floating rate interest on the $1,600,000 of principal (the variable interest rate portion of the Term Note Facility) was 5.4% consisting of a 1.0% LIBOR floor plus a 4.4% margin.  The initial floating rate interest on the $3,900,000 of principal (fixed portion of the Term Note Facility with the interest rate swap discussed below) was LIBOR plus 4.4%.  On April 1, 2011, the Company entered into an interest rate swap contract to fix the interest rate at 7.4% on $3,900,000 of the Term Note Facility principal.  The remaining $1,600,000 of the principal bears a floating rate based on a base rate, with a minimum of 1.0% as announced from time to time by the bank, plus a 4.4% margin.  As of March 31, 2015, the LIBOR rate (base rate) was 0.27%. The combined interest rate of 1.0% and 4.4% resulted in a total interest rate of 5.4% at March 31, 2014.  Interest is payable monthly.  The Company is obligated to repay $786,000 of principal annually commencing in April 2013 and extending to March 2018.  The Company is further obligated to accelerate repayment of up to $1,600,000 in principal in the event it has excess cash flow determined by a cash flow recapture formula.  All assets of the Company collateralize the Term Note Facility. Under the terms of the Term Note Facility, the Company is subject to certain covenants including, among others, maximum balance sheet leverage ratio, minimum debt service charge coverage ratio, minimum current asset ratios, and maximum capital expenditures.

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

Promissory Notes

On January 12, 2015, the Company entered into two Promissory Notes (“Note #1” and “Note #2”) and a Non-Recourse Inventory Note (the “Inventory Note”) with Louis McCutcheon, Inc.  Note #1 is a 5-year note with a principal balance of $700,000 and bears a fixed interest rate of 8.0%, which is due quarterly until maturity on January 12, 2020.  Principal payments of $100,000 are due on each of the first, second, third and fourth anniversaries of the closing with a balloon payment of $300,000 due on the fifth anniversary.  Note #2 is a 4-year note with a principal balance of $500,000 and bears a fixed interest rate of 8.0%, which is due quarterly until maturity on January 12, 2019.  A principal payment of $250,000 is due on January 12, 2018, with the final principal payment of $250,000 due at the maturity date.

The Inventory Note is a non-interest bearing $400,000 Asset Purchase Agreement, which calls for a collaborative effort to liquidate stale inventory.  The Company is to make quarterly principal payments on this note until maturity on January 12, 2017.  Principal payments are to be calculated based on any sales of the stale inventory;  (1) If the inventory is sold at full retail price, the

Lender is entitled to receive the cost of that sold inventory.  (2) If the stale inventory is to be sold at an agreed discount, the Lender is entitled to receive 55% of the selling price.  On the maturity date of the Inventory Note, any remaining stale inventory shall be negotiated between the Company and the Lender to sell, surrender or dispose of that inventory.  Any unpaid balance on this note at such time shall be written off by the Lender and not be collected from the Company.

Working Capital and Capital Expenditure Needs

The Company believes our existing cash, cash equivalents, expected cash to be provided by our operating activities, and funds available through our Revolver Facility will be sufficient to meet our currently planned working capital and capital expenditure needs over at least the next twelve months. We anticipate increasing capital expenditures by adding stores in 2015 and beyond. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the expansion of our retail stores, the acquisition of new capabilities or technologies and the continuing market acceptance of our products. To the extent that existing cash, cash equivalents, cash from operations and cash from our Revolver Facility under the conditions and covenants of our credit facilities are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, businesses, services or technologies which we anticipate would require us to seek additional equity or debt financing, we may enter into these types of arrangements in the future.  There is no assurance that additional funds would be available on terms favorable to us or at all.  Funds from our Revolver Facility may not be available if we fail to meet the financial covenants contained in the loan agreements with our lender.  At March 31, 2015, the Company was in compliance with all of its covenants under the Credit Facility.

Critical Accounting Policies and Estimates

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates.  A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission (the “SEC”) on April 29, 2015 (the “10-K/A”), in Note 3 of the Notes to the Consolidated Financial Statements and the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations; as supplemented by the disclosures in this Quarterly Report in the Notes to Condensed Consolidated Financial Statements.  In addition, we define our same store sales to include sales from all stores open for a full fifteen months following a grand opening, or a conversion to a Dover-branded store.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

At March 31, 2015, there had not been a material change in any of the market risk information disclosed by us in our Original 10-K. More detailed information concerning market risk can be found in Item 7A under the sub-caption “Quantitative and Qualitative Disclosures about Market Risk” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 35 of our 10-K/A.

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

Interest Rate Sensitivity

The Company had cash and cash equivalents totaling $452,000 at March 31, 2015. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We intend to maintain our portfolio of cash equivalents, including money market funds and certificates of deposit. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. As of March 31, 2015, all of our investments were held in money market funds.

The Company’s exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay our outstanding debt instruments, primarily certain borrowings under our Revolver Facility and on the $1,600,000 of the Term Note Facility that bear interest at a floating rate. The advances under the Revolver Facility and the $1,600,000 of principal of the Term Note Facility bears a variable rate of interest determined as a function of the prime rate and the published LIBOR rate at the time of the borrowing.  If interest rates were to increase by two percent, the additional interest expense as of March 31, 2015 would be approximately $211,000 annually.  At March 31, 2015, $10,572,673 was outstanding under the revolving portion of the Revolver Facility and $4,600,270 was outstanding under the Capex Term Loan.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Our principal executive officer and principal financial officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level as of that date in our internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act.  Internal control over financial reporting is defined in Rules 13a-15(f) and15d-15(f) under the Exchange Act as a process defined by, or under the supervision of, a company’s principal executive and principal financial officers and effected by management and other personnel, under the oversight of the board of directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2015, in management’s judgment with similar cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Management reviewed the results of its assessment with our Audit Committee.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The public trading of our stock is based in large part on: (1) market expectations that our business will continue to grow and that we will achieve certain levels of net income, and that our new strategic initiatives will be successful; and (2) recent expectations —since the date of the Company’s merger announcement on April 14, 2015, as referenced in Part II, Item 5 below — of the prospects for consummation of the pending merger with Parent and Sub.  If our new initiatives or our periodic financial performance does not meet the expectations of investors, or the merger is not consummated, our stock price would likely decline.  Any decrease in the stock price may be disproportionate to the shortfall in our financial performance.

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

The Company did not issue or sell any equity securities in the three months ended March 31, 2015.

Item 3.  Defaults Upon Senior Securities.

There were no defaults on the Company’s senior securities in the three months ended March 31, 2015.

Item 4.  Mine Safety Disclosures.

Not Applicable

Item 5.  Other Information.

A.            Merger Announcement

As previously reported, on April 14, 2015, the Company announced that it has entered into an Agreement and Plan of Merger (“Merger Agreement”) with Dover Saddlery Holdings, Inc., a Delaware corporation (“Parent”), and Dover Saddlery Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Parent (“Sub”).  Parent and Sub are affiliates of Webster Capital (“Webster”) and at the closing of the transactions contemplated by the Merger Agreement, Parent will be owned by funds managed by Webster and affiliates of QIC (“QIC”), one of the largest institutional investors in funds managed by Webster.

The Merger Agreement provides that, subject to the terms and conditions thereof, Sub will be merged with and into Registrant (the “Merger”) with Registrant continuing as the surviving corporation in the Merger. At the effective time of the Merger (the “Effective Time”) each share of common stock of the Registrant (“Common Stock”) issued and outstanding immediately prior to the Effective Time (other than certain shares as provided in the Merger Agreement) will be automatically converted into the right to receive $8.50 in cash (the “Merger Consideration”).

The foregoing description of the Merger and Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is attached to the Company’s Current Report on Form 8-K and filed with the Commission on April 14, 2015.

B.            Merger Litigation

On May 6, 2015, the Company received notice of the filing of a shareholder lawsuit (the “Merger Litigation”) in the Massachusetts Superior Court seeking to enjoin the Merger and obtain monetary relief, based, among other things, on (i) an alleged breach of fiduciary duty by the Company’s Directors in approving the Merger Agreement and recommending its adoption by the Company’s stockholders, and (ii) the Company’s failure to disclose material information about the Merger in the Company’s definitive Proxy Statement, dated and filed with the SEC on May 4, 2015, soliciting stockholder approval of the Merger.  The Merger Litigation names as defendants the Company, each of the Company’s Directors, Webster, Parent and Sub.  On May 13, 2015, Plaintiff filed a motion for a preliminary injunction to enjoin the closing of the Merger.  The Company plans to vigorously defend against the claims and remedies sought in the Merger Litigation.  The Merger Litigation constitutes “Transaction Litigation,” as that term is defined in the Merger Agreement, and it is a condition to closing under the Merger Agreement that no Transaction Litigation can be pending.  As such, the Merger Litigation could prevent consummation of the Transaction.

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

DOVER SADDLERY, INC.

Dated: May 15, 2015	By:	/s/ David R. Pearce
David R. Pearce, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Description

*31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

*31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

‡32.1	Certification by Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350

*	Filed herewith.
‡	Furnished herewith.
†	Indicates a management contract or compensatory plan or arrangement